Form 10-Q
period 1996-03-31
METROCALL INC
filed 1996-05-15
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER:  0-21924

                                METROCALL, INC.
- - ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                              54 - 1215634
- - ----------------------------------       -------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     6677 RICHMOND HIGHWAY,  ALEXANDRIA,  VIRGINIA   22306
- - ------------------------------------------------------------------------------
        (Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (703) 660-6677

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.       YES  / X /   NO  /  /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

           CLASS                                 OUTSTANDING AT MAY 1, 1996
- - -----------------------------                    --------------------------
COMMON STOCK, $.01 PAR VALUE                            14,626,255


Information has been deleted pursuant to request for confidential treatment.

                            METROCALL, INC.

                           INDEX TO FORM 10-Q


                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                ---------

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets, December 31, 1995 and March 31, 1996        3

               Condensed Consolidated Statements of Operations for the three months ended
                 March 31, 1995 and 1996                                                          4

               Condensed Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1995 and 1996                                                          5

               Notes to Condensed Consolidated Financial Statements                               6





Item 2.    Management's Discussion and Analysis of Financial Condition and Results                9
             of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      13
Items 2-5. None or Not Applicable                                                                 13
Item 6.    Exhibits and Reports on Form 8-K                                                       13



SIGNATURES                                                                                        15

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                METROCALL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (In Thousands, Except Share and Per Share  Information)

                                                                         DECEMBER 31,           MARCH 31,
                                                                             1995                 1996
                                                                         -------------      ---------------
                                                                                              (unaudited)
                                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                             $ 123,574             $ 115,150
    Accounts receivable, less allowance for doubtful accounts of
        $968 as of December 31, 1995 and $892 as of March 31, 1996            9,785                 9,345
    Prepaid expenses and other current assets                                 1,908                 1,750
                                                                         -----------           -----------
              Total current assets                                          135,267               126,245
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT:
    Land, buildings and leasehold improvements                                9,900                10,003
    Furniture, office equipment and vehicles                                 12,794                14,189
    Paging and plant equipment                                              103,427               113,972
    Less - Accumulated depreciation and amortization                        (50,175)              (55,209)
                                                                         -----------           -----------
                                                                             75,946                82,955
                                                                         -----------           -----------

INTANGIBLE ASSETS, net of accumulated amortization of
        approximately $8,875 as of December 31, 1995 and
        $ 10,450 as of March 31, 1996                                       129,085               127,802
OTHER ASSETS                                                                    316                   292
                                                                         -----------           -----------
                                                                          $ 340,614             $ 337,294
                                                                         ===========           ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                  $     252             $     260
    Accounts payable                                                          9,390                 9,651
    Deferred revenues and subscriber deposits                                 1,950                 2,561
    Other current liabilities                                                 7,666                11,395
                                                                         -----------           -----------
              Total current liabilities                                      19,258                23,867
                                                                         -----------           -----------

CAPITAL LEASE OBLIGATION, net of current portion                              2,849                 2,799

LONG-TERM DEBT, less current maturities                                     150,954               150,936

DEFERRED INCOME TAX LIABILITY                                                11,814                11,642

MINORITY INTEREST IN PARTNERSHIP                                                501                   501

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share; authorized
        1,000,000 shares; none issued and outstanding                             -                     -
    Common stock, par value $.01 per share; authorized 20,000,000 shares; 14,626,255  shares issued and outstanding
        as of December 31, 1995 and March 31, 1996                              146                   146
    Additional paid-in capital                                              201,956               201,956
                                                                         -----------           -----------
    Accumulated deficit                                                     (46,864)              (54,553)
                                                                         -----------           -----------
                                                                            155,238               147,549
                                                                         -----------           -----------
                                                                          $ 340,614             $ 337,294
                                                                         ===========           ===========

           See notes to condensed consolidated financial statements.

                                METROCALL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands, Except Share and Per Share Information)
                                  (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                      ---------------------------
                                                          1995           1996
                                                      ------------   ------------
REVENUES:
    Service, rent and maintenance revenues            $    22,109    $    23,750
    Product sales                                           3,688          6,189
                                                      ------------   ------------
        Total revenues                                     25,797         29,939
    Net book value of products sold                        (3,153)        (4,650)
                                                      ------------   ------------
                                                           22,644         25,289
                                                      ------------   ------------

OPERATING EXPENSES:
    Service, rent and maintenance expenses                  6,297          8,193
    Selling and marketing                                   3,963          4,593
    General and administrative                              5,849          5,782
    Depreciation and amortization                           5,769         11,491
                                                      ------------   ------------
                                                           21,878         30,059
                                                      ------------   ------------

        Income (loss) from operations                         766         (4,770)

INTEREST EXPENSE                                           (2,579)        (4,209)

INTEREST AND OTHER (EXPENSE) INCOME                           (17)         1,354
                                                      ------------   ------------

LOSS BEFORE INCOME TAXES                                   (1,830)        (7,625)

BENEFIT (PROVISION) FOR INCOME TAXES                          140            (64)
                                                      ------------   ------------

        Net loss                                      $    (1,690)   $    (7,689)
                                                      ============   ============

NET LOSS PER COMMON SHARE                             $     (0.16)   $     (0.53)
                                                      ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             10,602,148     14,626,255
                                                      ============   ============



           See notes to condensed consolidated financial statements.

                                METROCALL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   ----------------------------------
                                                                        1995                1996
                                                                   ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $  (1,690)            $  (7,689)
    Adjustments to reconcile net loss to net cash
      provided by operating activities-
        Depreciation and amortization                                   5,769                11,491
        Amortization of debt financing costs                               82                    72
        Decrease in deferred income taxes                                (172)                 (172)
        Cash provided by (used in) changes in assets
          and liabilities:
           Accounts receivable                                            (61)                  440
           Prepaid expenses and other current assets                       86                   158
           Accounts payable                                               322                   261
           Deferred revenues and subscriber deposits                      179                   611
           Other current liabilities                                      268                 3,729
                                                                   -----------           -----------
              Net cash provided by operating activities                 4,783                 8,901
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                           (8,727)              (16,889)
    Additions to intangibles                                             (226)                 (400)
    Other                                                                  35                    24
                                                                   -----------           -----------

              Net cash used in investing activities                    (8,918)              (17,265)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        6,000                     -
    Principal payments on long-term debt                                  (48)                  (60)
    Decrease in minority interest in partnership                           (2)                    -
                                                                   -----------           -----------
              Net cash provided by (used in) financing activities       5,950                   (60)
                                                                   -----------           -----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                   1,815                (8,424)

CASH AND CASH EQUIVALENTS, beginning of period                          2,773               123,574
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                            $   4,588             $ 115,150
                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
              Cash payments for interest                            $   2,419             $     317
              Cash payments for income taxes                        $      32             $       -



       See notes to condensed consolidated financial statements.

                                METROCALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.  ORGANIZATION

        Metrocall, Inc. (the "Company"), provides local, regional and nationwide paging and other wireless messaging services. The Company's selling efforts are concentrated in 16 markets in four operating regions: (i) the Northeast (Massachusetts through Delaware), (ii) the Mid-Atlantic (Maryland and the Washington, D. C. metropolitan area), (iii) the Southeast (Virginia through Florida) and (iv) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage in approximately 864 cities representing the top 100 Standard Metropolitan Statistical Areas.

2.  BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition

        The Company recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Sales of equipment are recognized upon delivery.

      Cash and Cash Equivalents

        Cash and cash equivalents include short-term, highly liquid investments purchased with original maturities of three months or less.

      Property and Equipment

        Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.



                                                                      YEARS
                                                                      -----
          Buildings and leasehold improvements                        10-31
          Furniture and office equipment                               5-10
          Vehicles                                                     3-5
          Subscriber paging equipment                                  3-4
          Transmission and plant equipment                             5-12

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MARCH, 1996
                                  (UNAUDITED)


3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


      Property and Equipment (continued)

        In July, 1995, the Company began recording and depreciating all new pagers as a component of subscriber paging equipment.


4.  NET LOSS PER COMMON SHARE

        Net loss per common share for the three-month periods ended March 31, 1995 and 1996, is based upon the weighted average number of common equivalent shares outstanding during the period. The effect of outstanding options on net loss per share for the periods is not included because such options would be anti-dilutive.

5.  STOCK OPTION AND PURCHASE  PLANS

        During the quarter ended March 31, 1996, pursuant to the Metrocall Stock Option Plan, as amended, (the "Plan"), the Board of Directors authorized the issuance of options to purchase 265,000 shares of Metrocall common stock exercisable at prices ranging from $19.125 to $20.25 per share to certain key employees of the Company. All options were issued with an exercise price equal to the fair market value at the date of grant. All options granted under the Plan become fully vested and exercisable on the second anniversary of the date of grant and expire ten years from the date of grant. Total options outstanding under the Plan at March 31, 1996, were 973,000 with exercise prices ranging from $13.00 to $20.25 per share, excluding 27,958 shares of Metrocall common stock with an exercise price of $1.035 per share issued in the acquisi-tion of First PAGE USA, Inc., in August 1994. Options to purchase an additional 160,000 shares of Metrocall common stock were granted under a proposed stock option plan which was ratified by the Company's stockholders on May 1, 1996.

        Pursuant to the Directors Stock Option Plan (the "Directors Plan"), the Board of Directors authorized the issuance of an option to purchase 1,000 shares of Metrocall common stock exercisable at $20.00 per share during the quarter ended March 31, 1996. All options were issued at an exercise price equal to the fair market value at the grant date. All options granted under the Directors Plan become fully vested and exercisable on the six-month anniversary of the date of grant. Total options outstanding under the Directors Plan at March 31, 1996, were 9,000 with exercise prices ranging from $13.00 to $22.125 per share.

        On May 1, 1996, the stockholders of the Company approved the Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), which offers eligible employees the opportunity to purchase an aggregate of 300,000 shares of Metrocall common stock through payroll deductions. Each eligible employee may elect to purchase shares of Metrocall common stock at the lesser of 85% of the fair market value of Metrocall common stock on either the first or last trading day for each payroll deduction period. The initial payroll deduction period is from April 1, 1996 to June 30, 1996. Thereafter, a new payroll deduction period will begin January 1 and July 1 of each year.

                                 MARCH 31, 1996
                                  (UNAUDITED)


6.  PENDING ACQUISITIONS

        The Company continuously pursues opportunities to acquire businesses and investments in wireless companies. Reflected below is a summary of binding agreements to acquire businesses which remain pending. Consummation of these pending acquisitions is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals. There can be no assurance that such approval can be obtained. In addition, the purchase prices of each transaction is subject to adjustment based on each company's ability to meet certain defined performance criteria. The pending transactions, if consummated, will be accounted for as purchases.

        Parkway Paging, Inc.

        On January 26, 1996, the Company signed a definitive merger agreement (the "Parkway Agreement") with Parkway Paging, Inc. of Plano, Texas ("Parkway") and certain other parties listed therein whereby Parkway will become a wholly-owned subsidiary of the Company. Under the terms of the Parkway Agreement, the Company will acquire all of the stock of Parkway in exchange for consideration of $28 million, up to 51% of which may be issued in the form of the Company's common stock at Parkway's election.

        Satellite Paging and Message Network

        On February 28, 1996, the Company signed a definitive acquisition agreement (the "Satellite Agreement") with Satellite Paging of Fairfield, New Jersey and Message Network of Boca Raton, Florida (together, "Satellite"). Under the terms of the Satellite Agreement, the Company will acquire all of the assets of Satellite in exchange for $28 million cash.

        Source One Wireless, Inc.

        On April 22, 1996, the Company signed a definitive acquisition agreement (the "Source One Agreement") with Source One Wireless, Inc. of Wheeling, Illinois ("Source One"). Under the terms of the Source One Agreement, the Company will acquire all of the assets of Source One in exchange for consideration of which at least 25%, but not to exceed 50% at Source One's election, will be in the form of the Company's common stock and the remainder will be in cash. The purchase price will be based on a multiple of trailing quarter annualized cash flow, as defined.

        Page America Group, Inc.

        On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). Under the terms of the Page America Agreement, the Company will acquire substantially all of the assets of Page America in exchange for $78.5 million, of which $55 million will be paid in cash and $23.5 million will be paid in the form of the Company's common stock.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS


        All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity, or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially.

OVERVIEW

        Metrocall is among the leading paging companies in the United States based on number of subscribers, with 1,009,548 pagers in service at March 31, 1996. In February and April, 1996, Metrocall announced four separate pending acquisitions which, when consummated, will add approximately 770,000 sub-scribers to its base of pagers in service. The results of operations for the three months ended March 31, 1996, do not reflect the results of operations of any of these companies to be acquired. The definitions below relate to management's discussion of the Company's results of operations that follows.

                Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement.

                Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained ("COAM") pagers less net book value of pagers sold.

                Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of the Company's network systems and customer support centers.

                Selling and marketing expenses: include salaries, commissions and administrative costs for the Company's sales force and related marketing and advertising expenses.

                General and administrative expenses: include executive management, accounting, office telephone, repairs and maintenance, management information systems and employee benefits.

        The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber remains in the Company's service, future operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

        The Company's average monthly service, rent and maintenance revenues per unit ("ARPU") for the year ended December 31, 1995 and the three months ended March 31, 1995 and 1996 was $9.15, $9.55 and $8.11, respectively. This decline in ARPU is primarily a function of the changing mix of distribution channels. In order to increase penetration and maximize utilization of its networks, the Company has begun to emphasize a number of distribution channels in addition to its direct sales force. For example, third party resellers do not lease pagers from the Company and generally purchase services in large quantities at discount prices. This lower revenue base is, however, offset by lower sales and administrative costs for these subscribers. Similarly, more customers are purchasing pagers either directly from the Company or through retail outlets, and the Company does not earn lease revenues from these COAM units. These lower revenues are offset by lower capital expenditures as the Company does not need to make investments in paging equipment for these subscribers. Furthermore, the Company has been successful in marketing enhanced services to its subscriber base (e.g. nationwide paging services and voice-mail). Such services are sold at incremental cost to the consumer and have also helped to offset declines in per unit revenue.

        The Company's long-term strategy is to continue to expand its business by providing paging and other wireless communication services to an increasingly broad base of subscribers throughout the United States, while increasing EBITDA and EBITDA margin. The Company is seeking to increase its base of subscribers by expanding its operations in existing, contiguous and other markets, through start-up operations, internal growth or the acquisition of existing paging systems.

        The Company's growth and expansion into new markets, whether internal or through acquisition, require significant capital investment for the installation of paging equipment and technical infrastructure. Additionally, the Company purchases pagers for that portion of its subscriber base that leases pagers from the Company.


RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of net revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.



                                                     THREE MONTHS
                                                         ENDED
                                                        MARCH 31
                                               -------------------------
                                                 1995          1996
                                               -------------------------
Revenues:
  Service, rent and maintenance                    97.6 %         93.9 %
  Product sales                                    16.3           24.5
  Net book value of products sold                 (13.9)         (18.4)
                                              ----------    -----------
     Net revenues                                 100.0          100.0
                                              ----------    -----------
Operating expenses:
  Service, rent and maintenance                    27.8           32.4
  Selling and marketing                            17.5           18.2
  General and administrative                       25.8           22.9
  Depreciation and amortization                    25.5           45.4
                                              ----------    -----------
Income (loss) from operations                       3.4          (18.9)
Interest expense                                  (11.4)         (16.6)
Interest and other (expense) income                (0.1)           5.4
Income tax benefit (provision)                      0.6           (0.3)
Net loss                                           (7.5)         (30.4)

OTHER DATA:
Units in service (end of period)                787,920      1,009,548
EBITDA (in thousands)(1)                        $ 6,535      $   6,721
Ratio of EBITDA to net revenues(1)                 28.9 %         26.6 %
ARPU(2)                                         $  9.55      $    8.11

- - ---------------------

(1) The ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to net revenues is calculated by dividing EBITDA by net revenues. EBITDA should not be considered in isolation or as an alternative to net income
(loss), income (loss) from operations or any other measure of performance under generally accepted accounting principles. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity.
The Company's credit agreement contains various financial covenants based on "cash flow" as defined therein, which approximates EBITDA. See "-- Liquidity and Capital Resources" for discussion of capital requirements and commitments.

(2) ARPU (average monthly recurring revenue per unit) is calculated by dividing (a) monthly service, rent and maintenance revenues for the period by (b) the average number of units in service for the period.

    THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH 1995

        Total revenues increased approximately $4.1 million from $25.8 million for the three months ended March 31, 1995, ("1995") to $29.9 million for the three months ended March 31, 1996 ("1996"). The increase is attributable to greater service revenues due to the growth of pagers in service from 787,920 at March 31, 1995, to 1,009,548 at March 31, 1996. Monthly ARPU declined from $9.55 per unit in 1995 to $8.11 per unit in 1996 due to the increase in the base of customers serviced through indirect distribution channels. Product sales increased $2.5 million from $3.7 million in 1995 to $6.2 million in 1996 and increased as a percentage of net revenues from 16.3% in 1995 to 24.5% in 1996, due to a higher volume of sales to resellers and other indirect sales channels.

        Net book value of products sold increased approximately $1.4 million from $3.2 million in 1995 to $4.6 million in 1996. Net book value of products sold increased principally due to the increase in product sales, partially offset by depreciation on pagers.

        Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1995 to 1996. Average monthly operating cost per unit decreased from $6.96 per unit for 1995 to $6.34 per unit for 1996. Each operating expense is discussed separately below.

        Service, rent and maintenance expenses increased approximately $1.9 million from $6.3 million in 1995 to $8.2 million in 1996 and increased as a percentage of net revenues from 27.8% in 1995 to 32.4% in 1996. The overall increase in service, rent and maintenance expense is attributable to increased carrier line costs paid to third party service providers ($1.0 million), increased rent expense related to the addition of over 160 transmitters in the Company's Nationwide Network ($0.5 million) and increased personnel costs ($0.4 million). Service, rent and maintenance expense per unit has increased from $2.72 per unit per month in 1995 to $2.80 per unit per month in 1996. Continued buildout of the Company's Nationwide Network by the Company may result in increased service, rent and maintenance expenses as a percentage of net revenues.

        Selling and marketing expenses increased approximately $0.6 million from $4.0 million in 1995 to $4.6 million in 1996 and increased as a percentage of net revenues from 17.5% in 1995 to 18.2% in 1996. The increase in selling and marketing expenses is primarily associated with increased sales staff and related costs ($0.3 million) and increased advertising and promotion costs ($0.3 million). Monthly selling and marketing expense per unit has declined from $1.71 per unit in 1995 to $1.57 per unit in 1996. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues its subscriber growth and net unit additions.

        General and administrative expenses remained consistent at $5.8 million in 1995 compared to $5.8 million in 1996, but decreased as a percentage of net revenues from 25.8% in 1995 to 22.9% in 1996. Monthly general and administrative expense per unit has decreased from $2.53 per unit in 1995 to $1.97 per unit in 1996.

        Depreciation and amortization increased approximately $5.7 million from $5.8 million in 1995 to $11.5 million in 1996, and increased as a percentage of net revenues from 25.5% to 45.4% in 1995 and 1996, respectively. The increase in total depreciation expense resulted primarily from depreciation on subscriber paging equipment ($4.2 million) and on other plant and operating equipment ($1.5 million). Beginning in July, 1995, the Company began recording all purchases of new pagers as a component of subscriber paging equipment. Amounts previously classified as inventories in the prior period financial statements have been reclassified to conform to the current period's presentation.

        Interest expense increased approximately $1.6 million, from $2.6 million in 1995 to $4.2 million in 1996. Interest expense increased due to higher average levels of debt as a result of the Company's offering in October, 1995 of $150.0 million of senior subordinated notes at an interest rate of 10.375%.

        Net loss increased $6.0 million in 1996 from approximately $1.7 million in 1995 to $7.7 million.

        EBITDA increased approximately $0.2 million to $6.7 million in 1996 from $6.5 million in 1995. As a percentage of net revenues, EBITDA decreased from 28.9% in 1995 to 26.6% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations and its Grow, Build and Acquire strategy require the availability of substantial funds to finance the growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets and the acquisition of other wireless communications companies. Further cash requirements include debt service, working capital and general corporate requirements.

        The Company has financed its internal growth in 1996 through its operating cash flow and the use of available cash. Net cash provided by operating activities increased from $4.8 million for the three months ended March 31, 1995, to $8.9 million for the three months ended March 31, 1996.

        Cash flows used in investing activities were primarily to fund purchases of property and equipment. Capital expenditures were approximately $8.7 million and $16.9 million for the three- month periods ended March 31, 1995 and 1996, respectively. The Company experienced greater capital expenditure requirements through March 31, 1996, due to increased pager placements and the expansion of transmission networks.

        In February and April, 1996, the Company announced definitive agreements whereby the Company would acquire four paging companies representing approximately 770,000 subscribers for aggregate purchase prices of approximately $214.5 million, of which approximately $137 million but not to exceed $171 million would be paid in cash, with the remainder paid in the form of Metrocall common stock.

        Management believes that funds generated from the Company's operations, together with funds generated from its 1995 equity offering and notes offering and those funds available under its currently existing credit facility, as amended, will be sufficient to meet cash requirements for the pending acquisitions, projected capital expenditure requirements, and to fund the Company's existing market operations for the foreseeable future. Management plans to continue to expand its geographic service areas through internal growth and acquisitions in the future which will result in substantial capital requirements for which additional debt or equity financing may be required. In addition, to the extent the cash portions of the purchase prices of the definitive agreements are in excess of the Company's cash reserves, the Company may also be required to seek additional financing. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company, from time to time, is involved in lawsuits in the normal course of business. The Company believes that its currently pending lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

             1.1 Underwriting Agreement. (a)

             2.1 Agreement and Plan of Reorganization among Metrocall, FPGE
                 Acquisition Corp., FirstPAGE, Wilmington Securities, Inc., First Century Partnership III and Omega Partners, L.P., dated March 15, 1994 (the "FirstPAGE Reorganization Agreement").(b)

             2.2 Certificate of Merger between FirstPAGE and FPGE Acquisition
                 Corp. executed upon approval of the merger by the stockholders of Metrocall and FirstPAGE. (b)

             2.3 Supplemental Agreement executed in connection with the
                 FirstPAGE Reorganization Agreement.(b)

             2.4 Indemnification and Escrow Agreement executed in connection with FirstPAGE Reorganization Agreement. (c)

             2.5 Voting Agreement among Metrocall, FirstPAGE and certain principal stockholders of Metrocall and FirstPAGE executed in connection with the FirstPAGE Reorganization Agreement. (c)

             2.6 First Amendment to FirstPAGE Reorganization Agreement. (b)

             2.7 Agreement of Merger by and among Metrocall, Inc., PPI
                 Acquisition Corp., Parkway Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated
                 February 26, 1996.*

             2.8 Asset Purchase Agreement by and among O.R. Estman, Inc.
                 d/b/a Satellite Paging, Dana Panging, Inc. d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and Metrocall, Inc., dated February 28, 1996.***

             3.1 Amended and Restated Certificate of Incorporation of
                 Metrocall. (d)

             3.2 Third Amended and Restated Bylaws of Metrocall (e)

             4.1 Indenture, including form of 10 3/8% Senior Subordinated
                 Notes due 2007. (a)

            10.1 Loan Agreement by and among Metrocall, certain lenders and
                 Toronto Dominion Bank as agent, dated August 31, 1994
                 (the "Loan Agreement"). (c)

            10.2 First Amendment to Loan Agreement dated November 30, 1994. (f)

            10.3 Second Amendment to Loan Agreement dated April 28, 1995. (e)

            10.4 Third Amendment to Loan Agreement dated October 2, 1995. (i)

            10.5 Amended and Restated 1993 Stock Option Plan of Metrocall. (d)

  (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K. (CONT.)

            10.6 Directors' Stock Option Plan of Metrocall. (d)

            10.7 Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994. (c)

            10.8 Lease Agreement dated December 20, 1983, between a
                 predecessor of Metrocall and Beacon Communications Associates, Ltd. (g)

            10.9 Employment Agreement between Metrocall and Christopher A.
                 Kidd. (g)

           10.10 Employment Agreement between Metrocall and Vincent D.
                 Kelly. (g)

           10.11 Employment Agreement between Metrocall and William L. Collins, III executed in connection with the FirstPAGE Reorganization Agreement. (b)

           10.12 Employment Agreement between Metrocall and Steven D. Jacoby executed in connection with the FirstPAGE Reorganization Agreement. (b)

           10.13 Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr., Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock. (d)

           10.14 Metrocall Savings and Retirement Plan, as amended and restated dated April 1, 1995. (j)

           10.15 Agreement and Plan of Merger among Metrocall; ACPI Acquisition Corporation; AllCity Paging, Norman H. Minkow; Nancy
                 Minkow; Brian David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Brian David Minkow Irrevocable Trust dated November 1, 1993; David Minkow,
                 Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Karen Lynn Minkow Irrevocable Trust dated November 1, 1993; Brian David Minkow, Karen Lynn Mercer and Steven
                 Andrew Minkow, as Trustees of the Steven Andrew Minkow Irrevocable Trust dated November 1, 1993; Barry F. Hobbs;
                 and Tom J. Hull, dated April 20, 1994 ("Agreement and Plan of Merger").(h)

           10.16 First Amendment to Agreement and Plan of Merger dated November 28, 1994. (h)

            13.1 Metrocall 1995 Annual Report to Shareholders. (j)

            21.1 Subsidiaries of Metrocall. (j)

           ----------------
              *  Exhibit filed herewith.

             ** Information has been deleted pursuant to request for confidential treatment.

             (a) Incorporated by reference to Metrocall's Registration
                 Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

             (b) Incorporated by reference to Metrocall's Registration
                 Statement on Form S-4, as amended (File No. 33-79818), filed with the Commission on July 19, 1994.

             (c) Incorporated by reference to Metrocall's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

             (d) Incorporated by reference to Metrocall's Annual Report on
                 Form 10-K/A as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.

             (e) Incorporated by reference to Metrocall's Registration
                 Statement on Form S-1, as amended (File No. 33-96042).

             (f) Incorporated by reference to Metrocall's Annual Report on
                 Form 10-K/A for the year ended December 31, 1994, filed with the Commission on July 26, 1995.

             (g) Incorporated by reference to Metrocall's Registration
                 Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

             (h) Incorporated by reference to Metrocall's Current Report on
                 Form 8-K, dated April 20, 1994, filed with the Commission on April 26, 1994.

             (i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission on November 14, 1995.

             (j) Incorporated by reference to Metrocall's Annual Report on
                 Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996.

  (b)      REPORTS ON FROM 8-K

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1996                      METROCALL, INC.



                                        /s/  Vincent D. Kelly
                                        ---------------------------------
                                        Vincent D. Kelly
                                        Chief Financial Officer, Treasurer
                                          and Vice President

                                    EXHIBITS

                                 EXHIBIT INDEX


 Exhibit
  Number                                      Exhibit Description
- - ---------                                     -------------------
    1.1       Underwriting Agreement. (a)

    2.1       Agreement and Plan of Reorganization among Metrocall, FPGE Acquisition Corp., FirstPAGE,
              Wilmington Securities, Inc., First Century Partnership III and Omega Partners, L.P., dated
              March 15, 1994 (the "FirstPAGE Reorganization Agreement"). (b)

    2.2       Certificate of Merger between FirstPAGE and FPGE Acquisition Corp. executed upon approval of the merger by the stockholders of Metrocall and FirstPAGE. (b)

    2.3       Supplemental Agreement executed in connection with the FirstPAGE Reorganization Agreement.(b)

    2.4       Indemnification and Escrow Agreement executed in connection with FirstPAGE Reorganization
              Agreement. (c)

    2.5       Voting Agreement among Metrocall, FirstPAGE and certain principal stockholders of Metrocall and FirstPAGE executed in connection with the FirstPAGE Reorganization Agreement. (c)

    2.6       First Amendment to FirstPAGE Reorganization Agreement. (b)

    2.7       Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway Paging, Inc.
              certain shareholders of Parkway Paging, Inc., and George W. Bush, dated February 26, 1996.*

    2.8       Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana Panging,
              Inc. d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and
              Metrocall, Inc., dated February 28, 1996.***

    3.1       Amended and Restated Certificate of Incorporation of Metrocall. (d)

    3.2       Third Amended and Restated Bylaws of Metrocall (e)

    4.1       Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007. (a)

   10.1       Loan Agreement by and among Metrocall, certain lenders and Toronto Dominion Bank as agent, dated August 31, 1994 (the "Loan Agreement"). (c)

   10.2       First Amendment to Loan Agreement dated November 30, 1994. (f)

   10.3       Second Amendment to Loan Agreement dated April 28, 1995. (e)

   10.4       Third Amendment to Loan Agreement dated October 2, 1995. (i)

   10.5       Amended and Restated 1993 Stock Option Plan of Metrocall. (d)

   10.6       Directors' Stock Option Plan of Metrocall. (d)

   10.7       Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994. (c)

   10.8       Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and Beacon
              Communications Associates, Ltd. (g)

   10.9       Employment Agreement between Metrocall and Christopher A. Kidd. (g)

  10.10       Employment Agreement between Metrocall and Vincent D. Kelly. (g)

  10.11       Employment Agreement between Metrocall and William L. Collins, III executed in connection with the FirstPAGE Reorganization Agreement. (b)

  10.12       Employment Agreement between Metrocall and Steven D. Jacoby executed in connection with the
              FirstPAGE Reorganization Agreement. (b)

  10.13       Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr., Christopher A. Kidd,
              Vincent D. Kelly and Suzanne S. Brock. (d)

  10.14       Metrocall Savings and Retirement Plan, as amended and restated dated April 1, 1995. (j)

  10.15       Agreement and Plan of Merger among Metrocall; ACPI Acquisition Corporation; AllCity Paging,
              Norman H. Minkow; Nancy Minkow; Brian David Minkow, Karen Lynn Mercer and Steven
              Andrew Minkow, as Trustees of the Brian David Minkow Irrevocable Trust dated
              November 1, 1993; David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees
              of the Karen Lynn Minkow Irrevocable Trust dated November 1, 1993;  Brian David Minkow,
              Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Steven Andrew Minkow
              Irrevocable Trust dated November 1, 1993;  Barry F. Hobbs; and Tom J. Hull, dated April 20, 1994
              ("Agreement and Plan of Merger").(h)

  10.16       First Amendment to Agreement and Plan of Merger dated November 28, 1994. (h)


 Exhibit
  Number                                      Exhibit Description
- - ---------                                     -------------------
   13.1       Metrocall 1995 Annual Report to Shareholders. (j)
   21.1       Subsidiaries of Metrocall. (j)


- - -----------------
     *        Exhibit filed herewith.

    ** Information has been deleted pursuant to request for confidential treatment.

    (a) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

    (b) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 33-79818), filed with the Commission on July 19, 1994.

    (c) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

    (d) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.

    (e) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042).

    (f) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1994, filed with the Commission on July 26, 1995.

    (g) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

    (h) Incorporated by reference to Metrocall's Current Report on Form 8-K, dated April 20, 1994, filed with the Commission on April 26, 1994.

    (i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission on November 14, 1995.

    (j) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on April 1, 1996.