Form 10-Q/A
period 1996-03-31
METROCALL INC
filed 1996-07-15
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q/A


/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER:  0-21924

                                METROCALL, INC.
- ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                              54 - 1215634
- ----------------------------------       -------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     6677 RICHMOND HIGHWAY,  ALEXANDRIA,  VIRGINIA   22306
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

           CLASS                                 OUTSTANDING AT MAY 1, 1996
- -----------------------------                    --------------------------
COMMON STOCK, $.01 PAR VALUE                            14,626,255


Information has been deleted pursuant to request for confidential treatment.

                            METROCALL, INC.


                           INDEX TO FORM 10-Q/A




                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                ---------

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets, December 31, 1995 and March 31, 1996         3

               Condensed Consolidated Statements of Operations for the three months ended
                 March 31, 1995 and 1996                                                           3

               Condensed Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1995 and 1996                                                           3

               Notes to Condensed Consolidated Financial Statements                                3





Item 2.    Management's Discussion and Analysis of Financial Condition and Results                 3
             of Operations


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                       3
Items 2-5. None or Not Applicable                                                                  3
Item 6.    Exhibits and Reports on Form 8-K                                                        3



SIGNATURES                                                                                         7

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


          No change.



ITEM 2.   No change.



PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


           No change.


ITEM 2.    CHANGES IN SECURITIES


           No change.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES


           No change.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           No change.


ITEM 5.    OTHER INFORMATION


           No change.


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

             2.8 Asset Purchase Agreement by and among O.R. Estman, Inc.
                 d/b/a Satellite Paging, Dana Panging, Inc. d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and Metrocall, Inc., dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)**


             3.1 Amended and Restated Certificate of Incorporation of
                 Metrocall. (d)

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

           10.16 First Amendment to Agreement and Plan of Merger dated November 28, 1994. (h)

            13.1 Metrocall 1995 Annual Report to Shareholders. (j)

            21.1 Subsidiaries of Metrocall. (j)

           ----------------

              *  Exhibit filed with Report on Form 10-Q filed May 14, 1996.


             **  Amended exhibit filed herewith.

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

  (b)      REPORTS ON FROM 8-K

           No change.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 15, 1996                     METROCALL, INC.




                                        /s/  Vincent D. Kelly
                                        ---------------------------------
                                        Vincent D. Kelly
                                        Chief Financial Officer, Treasurer
                                          and Vice President

                                 EXHIBIT INDEX


 Exhibit
  Number                                      Exhibit Description
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

    2.8       Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana Panging,
              Inc. d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and
              Metrocall, Inc., dated February 28, 1996.  (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Commission.)**

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


 Exhibit
  Number                                      Exhibit Description
- ---------                                     -------------------
   13.1       Metrocall 1995 Annual Report to Shareholders. (j)
   21.1       Subsidiaries of Metrocall. (j)


- -----------------

     *        Exhibit filed with Report on Form 10-Q filed May 14, 1996.



    **        Exhibit filed herewith.





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