Form 10-Q
period 1996-06-30
METROCALL INC
filed 1996-08-14
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

         / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


         /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number:  0-21924

                                METROCALL, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                               54 - 1215634
- ---------------------------------------                   -------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
  incorporation or organization)

  6677 RICHMOND HIGHWAY, ALEXANDRIA, VIRGINIA                                      22306
- ------------------------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                                      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                            (703) 660-6677

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  / X /   NO  /    /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                    CLASS                                      OUTSTANDING AT AUGUST 1, 1996
         -------------------------------------               --------------------------------
             COMMON STOCK,  $.01 PAR VALUE                             14,638,197

                                METROCALL, INC.

                               INDEX TO FORM 10-Q


                                                                                               Page
                                                                                              Number
                                                                                         ---------------
PART I  FINANCIAL INFORMATION

Item 1    Financial Statements

              Consolidated Balance Sheets, December 31, 1995 and June 30, 1996                  3

              Consolidated Statements of Operations for the three months ended
                June 30, 1995 and 1996                                                          4

              Consolidated Statements of Operations for the six months ended
                June 30, 1995 and 1996                                                          5

              Consolidated Statements of Cash Flows for the six months ended
                June 30, 1995 and 1996                                                          6

              Notes to Consolidated Financial Statements                                        7



Item 2    Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                       11


PART I  OTHER INFORMATION

Item 1  Legal Proceedings                                                                       16
Item 2  Changes in Securities                                                                   16
Item 3  Defaults upon Senior Securities                                                         16
Item 4  Submission of Matters to a Vote of Security Holders                                     16
Item 5  Other Information                                                                       16
Item 6  Exhibits and Reports on Form 8-K                                                        17



SIGNATURES                                                                                      20

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                                METROCALL, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Information)

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                        1995            1996
                                                                                   --------------- -------------
                                                                                                    (unaudited)
                                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 123,574         $  49,377
    Accounts receivable, less allowance for doubtful accounts of
        $968 as of December 31, 1995 and $917 as of June 30, 1996                       9,785            10,788
    Prepaid expenses and other current assets                                           1,908             2,021
                                                                               ----------------  ---------------
               Total current assets                                                   135,267            62,186
                                                                               ----------------  ---------------
PROPERTY AND EQUIPMENT:
    Land, buildings and leasehold improvements                                           9,900           10,445
    Furniture, office equipment and vehicles                                            12,794           15,605
    Paging and plant equipment                                                         103,427          129,786
    Less - Accumulated depreciation and amortization                                   (50,175)         (62,461)
                                                                               ----------------  ---------------
                                                                                        75,946           93,375
                                                                               ----------------  ---------------
INTANGIBLE ASSETS, net of accumulated amortization of
        approximately $8,875 as of December 31, 1995 and $12,437
        as of June 30, 1996                                                            129,085          192,248

EQUITY INVESTMENT IN A+ NETWORK, INC. (Note 8)                                               -           26,759

OTHER ASSETS                                                                               316              312
                                                                               ----------------  ---------------
                                                                                     $ 340,614        $ 374,880
                                                                               ================  ===============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                             $     252        $     271
    Accounts payable                                                                     9,390           17,457
    Obligation under tender offer (Note 8)                                                   -           45,165
    Deferred revenues and subscriber deposits                                            1,950            2,759
    Other current liabilities                                                            7,666            7,001
                                                                               ----------------  ---------------
               Total current liabilities                                                19,258           72,653
                                                                               ----------------  ---------------
CAPITAL LEASE OBLIGATION, net of current portion                                         2,849            2,745

LONG-TERM DEBT, less current maturities                                                150,954          150,918

DEFERRED INCOME TAX LIABILITY                                                           11,814           11,471

MINORITY INTEREST IN PARTNERSHIP                                                           501              500

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share; authorized
        1,000,000 shares; none issued and outstanding                                        -               -
    Common stock, par value $.01 per share; authorized 20,000,000 shares; 14,626,255 shares issued and outstanding as of
        December 31, 1995 and June 30, 1996, respectively                                  146              146
    Additional paid-in capital                                                         201,956          201,956
    Accumulated deficit                                                                (46,864)         (65,509)
                                                                               ----------------  ---------------
                                                                                       155,238          136,593
                                                                               ----------------  ---------------
                                                                                     $ 340,614        $ 374,880
                                                                               ================  ===============

           See notes to condensed consolidated financial statements.

                                METROCALL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands, Except Share and Per Share Information)
                                  (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                               --------------------------------
                                                                   1995                1996
                                                               -------------       ------------
REVENUES:
    Service, rent and maintenance revenues                     $     23,396        $     25,079
    Product sales                                                     4,244               6,969
                                                            ----------------    ----------------
                 Total revenues                                      27,640              32,048
    Net book value of products sold                                  (3,598)             (5,910)
                                                            ----------------    ----------------
                                                                     24,042              26,138
                                                            ----------------    ----------------
OPERATING EXPENSES:
    Service, rent and maintenance expenses                            6,345               8,305
    Selling and marketing                                             3,864               5,399
    General and administrative                                        6,277               6,920
    Depreciation and amortization                                     6,944              13,607
                                                            ----------------    ----------------
                                                                     23,430              34,231
                                                            ----------------    ----------------

                 Income (loss) from operations                          612              (8,093)

INTEREST EXPENSE                                                     (2,829)             (4,191)

INTEREST AND OTHER INCOME                                                 8               1,157
                                                            ----------------    ----------------

LOSS BEFORE INCOME TAXES                                             (2,209)            (11,127)

INCOME TAX BENEFIT                                                      171                 172
                                                            ----------------    ----------------

                 Net loss                                      $     (2,038)       $    (10,955)
                                                            ================    ================

NET LOSS PER COMMON SHARE                                      $      (0.19)       $      (0.75)
                                                            ================    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       10,608,324          14,626,255
                                                            ================    ================





           See notes to condensed consolidated financial statements.
                                       4

                                METROCALL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands, Except Share and Per Share Information)
                                  (Unaudited)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                      ---------------------------------
                                                           1995               1996
                                                      -------------      --------------
REVENUES:
    Service, rent and maintenance revenues            $     45,504       $     48,829
    Product sales                                            7,932             13,158
                                                   -----------------  -----------------

       Total revenues                                       53,436             61,987
    Net book value of products sold                         (6,750)           (10,560)
                                                   -----------------  -----------------
                                                            46,686             51,427
                                                   -----------------  -----------------

OPERATING EXPENSES:
    Service, rent and maintenance expenses                  12,642             16,498
    Selling and marketing                                    7,827              9,992
    General and administrative                              12,126             12,702
    Depreciation and amortization                           12,713             25,098
                                                   -----------------  -----------------
                                                            45,308             64,290
                                                   -----------------  -----------------

       Income (loss) from operations                         1,378            (12,863)

INTEREST EXPENSE                                            (5,408)            (8,401)

INTEREST AND OTHER (EXPENSE) INCOME                             (9)             2,511
                                                   -----------------  -----------------

LOSS BEFORE INCOME TAXES                                    (4,039)           (18,753)

INCOME TAX BENEFIT                                             312                107
                                                   -----------------  -----------------

       Net loss                                       $     (3,727)      $    (18,646)
                                                   =================  =================


NET LOSS PER COMMON SHARE                             $      (0.35)      $      (1.27)
                                                   =================  =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              10,605,253         14,626,255
                                                   =================  =================





           See notes to condensed consolidated financial statements.

                                METROCALL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ----------------------
                                                                               1995          1996
                                                                              -------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(3,727)     $ (18,646)
    Adjustments to reconcile net loss to net cash provided
      by operating activities-
        Depreciation and amortization                                          12,713         25,098
        Amortization of debt financing costs                                      377            176
        Decrease in deferred income taxes                                        (343)          (343)
        Write-off of deferred acquisition costs                                     -            388
        Equity in loss of A+ Network, Inc.                                          -            153
        Deferred debt financing costs                                             (35)             -
        Cash provided by (used in) changes in assets and liabilities:
           Accounts receivable                                                 (3,950)        (1,002)
           Prepaid expenses and other current assets                             (186)          (113)
           Accounts payable                                                    (1,883)         8,068
           Deferred revenues                                                      847            957
           Subscriber deposits                                                   (213)          (148)
           Other current liabilities                                              (23)          (665)
                                                                          -------------  -------------
       Net cash provided by operating activities                                3,577         13,923
                                                                          -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                  (15,128)       (39,065)
    Additions to intangibles                                                     (754)       (35,265)
    Equity investment in A+ Network, Inc.                                           -        (13,671)
    Other                                                                          74              3
                                                                          -------------  -------------
       Net cash used in investing activities                                  (15,808)       (87,998)
                                                                          -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                               13,000              -
    Principal payments on long-term debt                                         (110)          (122)
    Proceeds from exercise of common stock options                                 17              -
    Increase in minority interest in partnership                                    2              -
                                                                          -------------  -------------
       Net cash provided by financing activities                               12,909           (122)
                                                                          -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              678        (74,197)

CASH AND CASH EQUIVALENTS, beginning of period                                  2,773        123,574
                                                                          -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 3,451      $  49,377
                                                                          =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash payments for interest                                             $ 5,522      $   7,956
       Cash payments for income taxes                                         $    31      $     236

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  INFORMATION:
      On June 24, 1996, shareholders of A+ Network, Inc. tendered 2,140,526 shares of common stock to the Company, at $21.10 per share, which were purchased on July 1, 1996.

      In May 1995, the total number of shares of Metrocall common stock issued in its November 1994 acquisition of MetroPaging, Inc. to former MetroPaging stockholders was adjusted which reduced the total purchase price by approximately $153.

           See notes to condensed consolidated financial statements.
                                       6

                                METROCALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.  ORGANIZATION

         Metrocall, Inc. (the "Company"), is a leading provider of local, regional and nationwide paging and other wireless messaging services. The Company's selling efforts are concentrated in 16 markets in four operating regions: (i) the Northeast (Massachusetts through Delaware), (ii) the Mid-Atlantic (Maryland and the Washington, D. C. metropolitan area), (iii) the Southeast (Virginia through Florida) and (iv) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage to over 860 cities representing the top 100 Standard Metropolitan Statistical Areas.


2.  BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.


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

                                                                            YEARS
                                                                            ------
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

         In July, 1995, the Company began recording and depreciating all new pagers as a component of subscriber paging equipment. Depreciation expense recorded on new pagers in the three and six-month periods ended June 30, 1996 was approximately $1.7 million and $2.6 million, respectively. Betterments to acquired pagers are charged to depreciation expense.

                                METROCALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Long-Lived Assets

         Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company has determined that as of June 30, 1996, there has been no impairment in the carrying value of long-lived assets.

        Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


4.  NET LOSS PER COMMON SHARE

         Net loss per common share for the three and six month periods ended June 30, 1995 and 1996, is based upon the weighted average number of common equivalent shares outstanding during the period. The effect of outstanding options on net loss per share for the periods is not included because such options would be anti-dilutive.


5.  EQUITY AND NOTES OFFERINGS

         On September 27, 1995, the Company completed a public offering of 4.0 million shares of Metrocall common stock (the "Equity Offering") at $28.25 per share. After underwriting discounts, commissions and other professional fees, net proceeds from the Equity Offering were approximately $107.0 million.

         On October 2, 1995, the Company completed a public offering of $150.0 million senior subordinated notes (the "Notes Offering"), bearing interest at 10.375% payable semi-annually on April 1 and October 1, due 2007. After underwriting discounts, commissions and other professional fees, net proceeds from the Notes Offering were approximately $145.1 million. Proceeds from the Notes Offering were used to repay approximately $113.3 million outstanding under the Company's currently existing credit facility. In connection with this repayment, the Company recognized an extraordinary charge of approximately $4.5 million in October 1995 to write off deferred debt financing and related costs. Concurrently, the existing credit facility was amended to permit the indebtedness incurred under the Notes Offering.

6.  CREDIT AGREEMENT

         The Company currently has a secured credit agreement with a group of lenders (the "Banks") for a $175 million credit facility (the "Existing Credit Facility") consisting of a reducing revolving credit facility of $100 million and a revolving credit and term loan facility of $75 million. The Existing Credit Facility is secured by substantially all assets of the Company. The Existing Credit Facility contains covenants regarding, among other things, the maintenance of ratios of total debt to EBITDA (as defined), of EBITDA to debt service and of EBITDA to interest expense. On June 25, 1996, the Company obtained a Waiver and Consent Letter (the "Waiver") easing certain of these covenants, which the Company otherwise would not have complied with. The Waiver expires September 21, 1996. At August 1, 1996, the balance outstanding and payable under the facility was $39 million.

                                METROCALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)

7.  STOCK OPTION PLANS

         During the six-month period ended June 30, 1996, pursuant to the Company's stock option plans, the Board of Directors authorized the issuance of options to purchase 520,500 shares of Metrocall common stock exercisable at prices ranging from $19.125 to $21.25 per share to certain key employees and directors of the Company. All options were issued with exercise prices equal to the fair market value at the date of grant. Certain of these options were issued under a stock option plan, the Metrocall 1996 Stock Option Plan, which was ratified by the Company's stockholders on May 1, 1996. All options granted under the Plan become fully vested and exercisable on the second anniversary of the date of grant and expire ten years from the date of grant. Total options outstanding under the Company's stock option plans at June 30, 1996, were 1,213,000 with exercise prices ranging from $13.00 to $22.25 per share. Of the total options outstanding at June 30, 1996, a total of 472,500 were currently exercisable. In addition, there are options outstanding and exercisable to purchase 27,958 shares of the Company's common stock at $1.035 per share which were assumed in connection with the acquisition of FirstPAGE USA, Inc. in August 1994.

         Pursuant to the Directors Stock Option Plan (the "Directors Plan"), the Board of Directors authorized the issuance of an option to purchase 1,000 shares of Metrocall common stock exercisable at $20.00 per share during the six months ended June 30, 1996. All options were issued at exercise prices equal to the fair market value at the grant date. All options granted under the Directors Plan become fully vested and exercisable on the six-month anniversary of the date of grant. Total options outstanding under the Directors Plan at June 30, 1996, were 9,000 with exercise prices ranging from $13.00 to $22.125 per share. At June 30, 1996, options outstanding to acquire 8,000 shares of the Company's common stock were exercisable.


8.  EQUITY INVESTMENT IN A+ NETWORK, INC.

         On May 16, 1996, the Company entered into a definitive merger agreement (the "A+ Agreement") with A+ Network, Inc. of Pensacola, Florida ("A+ Network"). Under the terms of the A+ Agreement, A+ Network would become a wholly-owned subsidiary of the Company in exchange for cash, the assumption of debt and issuance of Metrocall common stock. Total consideration in the A+ Network merger is expected to be $91.8 million cash paid pursuant to the tender offer discussed below, assumption of $125 million of A+ Network indebtedness and the exchange of approximately 9.0 million shares of Metrocall common stock. The A+ Agreement provided for the commencement of a tender offer (the "Offer") by the Company for 2,140,526 shares of A+ Network common stock. The Offer commenced on May 22, 1996 and expired on June 24, 1996. Shareholders of A+ Network tendered approximately 5,362,482 shares of A+ Network common stock pursuant to the Offer and the Company purchased 2,140,526 of such shares at $21.10 per share, pursuant to the Offer. In addition, the Company purchased 2,210,217 shares at $21.10 per share of A+ Network common stock from certain principal shareholders of A+ Network on June 25, 1996 pursuant to the A+ Agreement.

         The Company has recorded an equity investment in A+ Network based on the value of A+ Network's net assets as of June 30, 1996. The shares of A+ Network common stock acquired pursuant to the Offer were not paid for until July 1, 1996, and, accordingly, the Company has recorded a corresponding liability for this obligation. In addition, the Company has recorded a charge of approximately $153,000 representing the Company's share of A+ Network's losses for the period the Company owned the shares.

                                METROCALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1996
                                  (UNAUDITED)

9.  RECENT AND PENDING ACQUISITIONS

Parkway Paging, Inc.

         On July 16, 1996, the Company completed its acquisition of Parkway Paging, Inc. ("Parkway") of Plano, Texas, for $28 million cash. The acquisition of Parkway adds approximately 140,000 subscribers to the Company's subscriber base.

         Reflected below is a summary of agreements to acquire businesses which were pending at June 30, 1996 in addition to that described in Note 8. Consummation of these pending acquisitions is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals. There can be no assurance that such approval can be obtained. In addition, the purchase prices of each transaction is subject to adjustment based on each company's ability to meet certain defined performance criteria. The pending transactions, if consummated, will be accounted for as purchases.

         Consummation of these pending acquisitions may subject the Company to additional risks and uncertainties including challenges of business integration, substantial indebtedness and needs for future capital.

Satellite Paging and Message Network

         On February 28, 1996, the Company signed a definitive acquisition agreement (the "Satellite Agreement") with Satellite Paging of Fairfield, New Jersey and Message Network of Boca Raton, Florida (together, "Satellite"). Under the terms of the Satellite Agreement, the Company will acquire all of the assets of Satellite in exchange for approximately $28 million cash.

Page America Group, Inc.

         On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). Under the terms of the Page America Agreement, the Company will acquire substantially all of the assets of Page America for up to approximately $78.5 million, of which $55 million will be paid in cash and up to $23.5 million will be paid in the form of the Company's common stock. The maximum number of shares of common stock to be exchanged will be approximately 1.3 million.

Other Acquisitions

         The Company incurred costs in negotiations to potentially acquire other wireless telecommunications companies. The Company has ceased further negotiations with these companies and, accordingly, recorded a charge to write off deferred acquisition costs of approximately $0.4 million in the accompanying statement of operations for the three months ended June 30, 1996.


10.  CONTINGENCIES

         The Company has received communications from a seller in connection with an acquisition that occurred in 1994 asserting damages resulting from alleged misrepresentations in connection with the acquisition. The seller, who received shares of common stock as acquisition consideration, is seeking to receive additional shares of common stock and a seat on the Company's board of directors among other requests. If necessary, management will vigorously defend any legal actions that might arise from such assertions.

         The Company is subject to legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material effect on the financial position or the results of the operations of the Company.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and involve a number of risks and uncertainties. Actual results may differ materially. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto.


OVERVIEW

         Metrocall is among the leading paging companies in the United States based on number of subscribers, with 1,109,647 pagers in service at June 30, 1996. During the period from February through May 1996, Metrocall announced four separate pending acquisitions which will, if completed, add approximately
1.1 million subscribers to its base of pagers in service. The results of operations for the three months ended June 30, 1996 do not reflect the results of operations of any of these companies to be acquired. The definitions below relate to management's discussion of the Company's results of operations that follows.

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

         The Company's growth and expansion into new markets require significant capital investment for the installation of paging equipment and technical infrastructure. Additionally, the Company purchases pagers for that portion of its subscriber base that leases pagers from the Company.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.



                                                                          THREE MONTHS                SIX MONTHS
                                                                             ENDED                      ENDED
                                                                            JUNE 30                    JUNE 30
                                                                     ----------------------     ----------------------
                                                                        1995         1996          1995         1996
                                                                     ---------   ----------     ---------  -----------
Revenues:
   Service, rent and maintenance                                        97.3 %        95.9 %        97.5 %       94.9 %
   Product sales                                                        17.7          26.7          17.0         25.6
   Net book value of products sold                                     (15.0)        (22.6)        (14.5)       (20.5)
                                                                   ----------  ------------   -----------  -----------
          Net revenues                                                 100.0         100.0         100.0        100.0
                                                                   ----------  ------------   -----------  -----------
Operating expenses:
   Service, rent and maintenance                                        26.4          31.8          27.1         32.1
   Selling and marketing                                                16.1          20.7          16.8         19.4
   General and administrative                                           26.1          26.5          26.0         24.7
   Depreciation and amortization                                        28.9          52.1          27.2         48.8
                                                                   ----------  ------------   -----------  -----------
Income (loss) from operations                                            2.5         (31.1)          2.9        (25.0)
Interest expense                                                       (11.8)        (16.0)        (11.6)       (16.3)
Interest and other income                                                -             4.4           -            4.9
Income tax benefit                                                       0.8           0.8           0.7          0.2
Net loss                                                                (8.5)%       (41.9)%        (8.0)%      (36.2)%

OTHER DATA:
Units in service (end of period)                                     839,358     1,109,647       839,358    1,109,647
EBITDA (in thousands) (1)                                            $ 7,556     $   5,514      $ 14,091    $  12,235
Ratio of EBITDA to net revenues (1)                                     31.4 %        21.1 %        30.2 %       23.8 %
ARPU (2)                                                             $  9.58     $    7.89      $   9.51    $    7.93

- --------------------
(1) The ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to net revenues is calculated by dividing EBITDA by net revenues. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations or any other measure of performance under generally accepted accounting principles. EBITDA is used by the Company for the purpose of analyzing its operating performance, leverage and liquidity. The Company's credit agreement contains various financial covenants based on "cash flow" as defined therein, which approximates EBITDA. See "-- Liquidity and Capital Resources" for discussion of capital requirements and commitments.

(2) ARPU (average monthly recurring revenue per unit) is calculated by dividing (a) monthly service, rent and maintenance revenues for the period by (b) the average number of units in service for the period.


    Three Months ended June 30, 1996 Compared With 1995

         Total revenues increased approximately $4.4 million from $27.6 million for the three months ended June 30, 1995, (the "1995 quarter") to $32.0 million for the three months ended June 30, 1996 (the "1996 quarter"). Service, rent and maintenance revenues increased approximately $1.7 million from $23.4 million in the 1995 quarter to $25.1 million in the 1996 quarter. The increase is attributable to greater service revenues due to the growth of pagers in service from 839,358 at June 30, 1995, to 1,109,647 at June 30, 1996. Monthly ARPU declined from $9.58 per unit in the 1995 quarter to $7.89 per unit in the 1996 quarter due to the increase in the base of customers serviced through indirect distribution channels. Product sales increased $2.8 million from $4.2 million in the 1995 quarter to $7.0 million in the 1996 quarter and increased as a percentage of total revenues from 15.4% in the 1995 quarter to 21.7% in the 1996 quarter, due to a higher volume of sales to resellers and other indirect sales channels.

         Net book value of products sold increased approximately $2.3 million from $3.6 million in the 1995 quarter to $5.9 million in the 1996 quarter. Net book value of products sold increased principally due to the increase in product sales, partially offset by depreciation on pagers.

         Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from the 1995 quarter to the 1996 quarter. Average monthly operating costs per unit decreased from $6.75 per unit for the 1995 quarter to $6.49 per unit for the 1996 quarter, including the impact in the 1996 quarter of certain non-recurring charges of $0.6 million primarily associated with certain terminated merger and acquisition transactions. Each operating expense is discussed separately below.

         Service, rent and maintenance expenses increased approximately $2.0 million from $6.3 million in the 1995 quarter to $8.3 million in the 1996 quarter and increased as a percentage of net revenues from 26.4% in the 1995 quarter to 31.8% in the 1996 quarter. The overall increase in service, rent and maintenance expense is attributable to increased carrier line costs paid to third party service providers ($1.2 million), increased rent expense related to the addition of transmitters in the Company's Nationwide Network ($0.2 million), increased personnel costs ($0.5 million) and other operating expenses ($0.1 million). Service, rent and maintenance expense per unit has increased slightly from $2.60 per unit per month in the 1995 quarter to $2.61 per unit per month in the 1996 quarter. Continued build-out of the Company's Nationwide Network by the Company may result in increased service, rent and maintenance expenses as a percentage of net revenues.

         Selling and marketing expenses increased approximately $1.5 million from $3.9 million in the 1995 quarter to $5.4 million in the 1996 quarter and increased as a percentage of net revenues from 16.1% in the 1995 quarter to 20.7% in the 1996 quarter. The increase in selling and marketing expenses is primarily associated with increased sales staff and related costs ($1.3 million) and increased costs associated with product promotions ($0.2 million). Monthly selling and marketing expense per unit increased from $1.58 per unit in the 1995 quarter to $1.70 per unit in the 1996 quarter primarily due to increased sales and distribution personnel in the 1996 quarter. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues its subscriber growth and net unit additions.

         General and administrative expenses increased approximately $0.6 million from $6.3 million in the 1995 quarter to $6.9 million in the 1996 quarter and increased as a percentage of net revenues from 26.1% in the 1995 quarter to 26.5% in the 1996 quarter. The increase is primarily due to the write-off of deferred acquisition costs ($0.4 million) and other general corporate expenses ($0.2 million). Monthly general and administrative expense per unit has decreased from $2.57 in the 1995 quarter to $2.18 in the 1996 quarter. General and administrative costs should remain constant as a percent of revenue as the Company increases its total subscriber base.

         Depreciation and amortization increased approximately $6.7 million from $6.9 million in the 1995 quarter to $13.6 million in the 1996 quarter, and increased as a percentage of net revenues from 28.9% in the 1995 quarter to 52.1% in the 1996 quarter. The increase in total depreciation expense resulted primarily from increased depreciation on subscriber paging equipment ($5.3 million) and on other plant and other operating equipment ($0.8 million), and on increased amortization expense ($0.5 million). Beginning in July 1995, the Company began recording all purchases of new pagers as a component of subscriber paging equipment. Amounts previously classified as inventories in the prior year financial statements have been reclassified to conform to the current period's presentation. This resulted in an increase to depreciation expense of approximately $1.7 million.

         Interest expense increased approximately $1.4 million, from $2.8 million in the 1995 quarter to $4.2 million in the 1996 quarter. Interest expense increased due to higher average levels of debt as a result of the Company's Notes Offering in October 1995 of $150.0 million of senior subordinated notes at an interest rate of 10.375%.

         Net loss increased $9.0 million in the 1996 quarter from approximately $2.0 million in the 1995 quarter to $11.0 million.

         EBITDA decreased approximately $2.1 million from $7.6 million in the 1995 quarter to $5.5 million in the 1995 quarter. As a percentage of net revenues, EBITDA decreased from 31.4% in the 1995 quarter to 21.1% in the 1996 quarter.

Six  Months ended June 30, 1996 Compared With 1995

         Total revenues increased approximately $8.6 million from $53.4 million for the six months ended June 30, 1995, ("1995") to $62.0 million for the six months ended June 30, 1996 ("1996"). Service, rent and maintenance revenues increased approximately $3.3 million in 1996 from $45.5 million in 1995 to $48.8 million in 1996. The increase is attributable to greater service revenues due to the growth of pagers in service from 839,358 at June 30, 1995, to 1,109,647 at June 30, 1996. Monthly ARPU declined from $9.51 per unit in 1995 to $7.93 per unit in 1996 due to the increase in the base of customers serviced through indirect distribution channels. Product sales increased $5.2 million from $7.9 million in 1995 to $13.1 million in 1996 and increased as a percentage of total revenues from 14.8% in 1995 to 21.2% in 1996, due to a higher volume of sales to resellers and other indirect sales channels.

         Net book value of products sold increased approximately $3.8 million from $6.8 million in 1995 to $10.6 million in 1996. Net book value of products sold increased principally due to the increase in product sales, partially offset by depreciation on pagers.

         Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1995 to 1996. Average monthly operating cost per unit decreased from $6.81 per unit for 1995 to $6.36 per unit for 1996. Each operating expense is discussed separately below.

        Service, rent and maintenance expenses increased approximately $3.9 million from $12.6 million in 1995 to $16.5 million in 1996 and increased as a percentage of net revenues from 27.1% in 1995 to 32.1% in 1996. The overall increase in service, rent and maintenance expense is primarily attributable to increased carrier line costs paid to third party service providers ($2.0 million), increased rent expense related to the addition of transmitters to the Company's Nationwide Network ($0.7 million) and increased personnel costs ($0.9 million). Service, rent and maintenance expense per unit has increased from $2.64 per unit per month in 1995 to $2.68 per unit per month in 1996.
Continued build-out of the Company's Nationwide Network by the Company may result in increased service, rent and maintenance expenses as a percentage of net revenues.

         Selling and marketing expenses increased approximately $2.2 million from $7.8 million in 1995 to $10.0 million in 1996 and increased as a percentage of net revenues from 16.8% in 1995 to 19.4% in 1996. The increase in selling and marketing expenses is primarily associated with increased sales staff and related costs ($1.6 million) and increased advertising and promotion costs ($0.5 million). Monthly selling and marketing expense per unit has decreased from $1.64 per unit in 1995 to $1.62 per unit in 1996. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues its subscriber growth and net unit additions.

         General and administrative expenses increased approximately $0.6 million from $12.1 million in 1995 compared to $12.7 million in 1996, but decreased as a percentage of net revenues from 26.0% in 1995 to 24.7% in 1996. Monthly general and administrative expense per unit has decreased from $2.53 per unit in 1995 to $2.06 per unit in 1996. General and administrative costs should remain constant as a percent of revenue as the Company increases its total subscriber base.

         Depreciation and amortization increased approximately $12.4 million from $12.7 million in 1995 to $25.1 million in 1996, and increased as a percentage of net revenues from 27.2% to 48.8% in 1995 and 1996, respectively. The increase in total depreciation expense resulted primarily from depreciation on subscriber paging equipment ($10.8 million) and on other plant and operating equipment ($1.3 million). Beginning in July 1995, the Company began recording all purchases of new pagers as a component of subscriber paging equipment. Amounts previously classified as inventories in the prior year financial statements have been reclassified to conform to the current period's presentation. This resulted in an increase to depreciation expense of approximately $2.6 million.

         Interest expense increased approximately $3.0 million, from $5.4 million in 1995 to $8.4 million in 1996. Interest expense increased due to higher average levels of debt as a result of the Company's Notes Offering in October, 1995 of $150.0 million of senior subordinated notes at an interest rate of 10.375%.

         Net loss increased $14.9 million in 1996 from approximately $3.7 million in 1995 to $18.6 million in 1996.

         EBITDA decreased approximately $1.9 million from $14.1 million in 1995 to $12.2 million in 1996. As a percentage of net revenues, EBITDA decreased from 30.2% in 1995 to 23.8% in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets and the acquisition of other wireless communications companies. Further cash requirements include debt service, working capital and general corporate requirements.

         The Company financed its internal growth in 1996 through its operating cash flow and the use of available cash. Net cash provided by operating activities increased from $3.6 million for the six months ended June 30, 1995, to $13.9 million for the three months ended June 30, 1996.

         Cash flows used in investing activities were primarily to fund purchases of property and equipment. Capital expenditures were approximately $15.1 million and $39.1 million for the six-month periods ended June 30, 1995 and 1996, respectively. The Company experienced greater capital expenditure requirements through June 30, 1996 due to increased pager placements and the build-out of the Company's Nationwide Network. In addition to capital expenditures, the Company paid approximately $46.6 million to purchase approximately 2.2 million shares of common stock from certain principal shareholders of A+ Network, Inc. The Company paid an additional $45.2 million on July 1, 1996, upon settlement of its tender offer to purchase an additional
2.1 million shares from A+ Network, Inc. common shareholders.

         Cash flows used in financing activities for the six-month period ended June 30, 1996, included payments on long-term debt of approximately $122,000.

         The Company currently has a secured credit agreement with a group of lenders (the "Banks") for a $175 million credit facility (the "Existing Credit Facility") consisting of a reducing revolving credit facility of $100 million and a revolving credit and term loan facility of $75 million. The Existing Credit Facility is secured by substantially all assets of the Company. The Existing Credit Facility contains covenants regarding, among other things, the maintenance of ratios of total debt to EBITDA (as defined), of EBITDA to debt service and of EBITDA to interest expense. On June 25, 1996, the Company obtained a Waiver and Consent Letter (the "Waiver") easing certain of these covenants, which the Company otherwise would not have complied with. The Waiver expires September 21, 1996. At August 1, 1996, the balance outstanding and payable under the facility was $39 million. Pursuant to the terms of the Waiver approximately $15 million was available under the Existing Credit Facility as of August 1, 1996. The Company is currently working with its lenders to secure a new credit facility.

         The Company's ability to incur additional indebtedness (including draws on a new credit facility) is subject to certain limitations in the agreements relating to existing indebtedness. In connection with the pending acquisitions of A+ Network and Page America, the Company is obligated to assume approximately $125 million of indebtedness of A+ Network and to pay up to approximately $55 million in cash in connection with the acquisition of Page America. The Company will not be able to incur or assume indebtedness in connection with these acquisitions unless certain ratios of debt to EBITDA for the most recently reported quarter are not exceeded after the acquisition. The Company believes that it will not be able to complete these acquisitions until either reported EBITDA of the Company, A+ Network and Page America increase to a level that is sufficient to allow the Company to assume the A+ Network indebtedness and pay the acquisition consideration or the Company reduces the overall level of indebtedness that would exist after the acquisitions by raising additional equity capital or by other means. Metrocall is exploring options for raising additional equity capital should that become necessary. There can be no assurance that additional capital, either indebtedness or equity, will be available on terms satisfactory to the Company.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Stockholders held on May 1, 1996, the following proposals were adopted by the vote specified below:

                                                                       Withheld/                    Broker
                     Proposal                           For             Against      Abstain       Nonvotes
           ----------------------------              ----------      ------------  -----------  -------------
           Election of three directors:
           1.  Ronald V. Aprahamian                   11,201,791        543,224            -       2,881,240
           2.  Harry L. Brock, Jr.                    10,790,531        954,484            -       2,881,240
           3.  Richard M. Johnston                    11,200,291        544,724            -       2,881,240

           Ratification of Arthur Andersen LLP
              as independent public accountants       11,220,326        511,130       13,559       2,881,240

           Adoption of the Metrocall, Inc.
              Employee Stock Purchase Plan             8,891,756        738,332       25,259       4,970,908

           Approval of the Metrocall, Inc.
              1996 Stock Option Plan                   8,689,883        824,481       25,735       5,086,156

           Approval of an amendment to increase
              the number of authorized common
              shares to 26,000,000                    10,843,885        624,753      276,377       2,881,240

ITEM 5.    OTHER INFORMATION

           None.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

              2.1 Agreement and Plan of Reorganization among Metrocall, FPGE Acquisition Corp., FirstPAGE, Wilmington Securities, Inc., First Century Partnership III and Omega Partners, L.P., dated March 15, 1994 (the "FirstPAGE Reorganization Agreement"). (a)

              2.2 Certificate of Merger between FirstPAGE and FPGE Acquisition Corp. executed upon approval of the merger by the stockholders of Metrocall and FirstPAGE. (a)

              2.3 Supplemental Agreement executed in connection with the FirstPAGE Reorganization Agreement.(a)

              2.4 Indemnification and Escrow Agreement executed in connection with FirstPAGE Reorganization Agreement. (b)

              2.5 Voting Agreement among Metrocall, FirstPAGE and certain principal stockholders of Metrocall and FirstPAGE executed in connection with the FirstPAGE Reorganization Agreement.
                    (b)

              2.6   First Amendment to FirstPAGE Reorganization Agreement. (a)

              2.7 Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated February 26, 1996. (c)

              2.8 Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana Paging, Inc. d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and Metrocall, Inc., dated February 28, 1996. (c)

              2.9 Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and A+ Network, Inc. (d)

             2.10 Shareholders' Option and Sale Agreement dated as of May 16, 1996 between Metrocall, Inc. and certain shareholders of A+ Network, Inc. listed therein. (d)

             2.11 Metrocall Stockholders Voting Agreement dated as of May 16, 1996 between May 16, 1996 between A+ Network, Inc. and certain stockholders of Metrocall, Inc. listed therein. (d)

             2.12   Agreement dated May 16, 1996 among Metrocall, Inc. and Ray
                    D. Russenberger and Elliott H. Singer regarding voting for director. (d)

              3.1 Amended and Restated Certificate of Incorporation of Metrocall. *

              3.2 Certificate of Amendment of Certificate of Incorporation of Metrocall, Inc. *

              3.3   Fourth Amended and Restated Bylaws of Metrocall. *

              4.1 Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007. (f)

             10.1 Loan Agreement by and among Metrocall, certain lenders and Toronto Dominion Bank as agent, dated August 31, 1994 (the "Loan Agreement"). (b)

             10.2   First Amendment to Loan Agreement dated November 30, 1994.
                    (e)

             10.3   Second Amendment to Loan Agreement dated April 28, 1995. (f)

             10.4   Third Amendment to Loan Agreement dated October 2, 1995. (g)

             10.5 Fourth Amendment to Loan Agreement dated as of April 15, 1996 among Metrocall, Inc., Toronto Dominion (Texas), Inc., as administrative agent for the Banks, and the Banks signatory thereto. *

             10.6 Waiver and Consent dated as of June 25, 1996 among Metrocall, Inc., Toronto Dominion (Texas), Inc., as administrative agent for the Banks, and the Banks signatory thereto. *

             10.7   Amended and Restated 1993 Stock Option Plan of Metrocall.
                    (h)

             10.8   Directors' Stock Option Plan of Metrocall. (h)

             10.9   Metrocall 1996 Stock Option Plan (i)

             10.10  Employee Stock Purchase Plan of Metrocall. (i)

             10.11 Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994. (b)

             10.12 Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and Beacon Communications Associates, Ltd. (j)

             10.13 Employment Agreement between Metrocall and William L. Collins. *

             10.14  Employment Agreement between Metrocall and Vincent D.
                    Kelly. *

             10.15  Employment Agreement between Metrocall and Steven D.
                    Jacoby. *

             10.16  Change of Control Agreement between Metrocall and William
                    L. Collins. *

             10.17  Change of Control Agreement between Metrocall and Vincent
                    D. Kelly. *

             10.18 Change of Control Agreement between Metrocall and Steven D. Jacoby. *

             10.19 Agreement and Plan of Merger entered into effective the 26th day of April between A+ Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular Telephone, Inc., Leroy Faith, Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith, Jr. (d)

             10.20 Asset Purchase Agreement by and between Page America Group, Inc., Page America of New York, Inc., Page America of Illinois, Inc., Page America Communications of Indiana, Inc., Page America of Pennsylvania, Inc., and Metrocall, Inc. dated as of April 22, 1996. (k)

             10.21  Tax Indemnification Agreement by and among Metrocall, Harry
                    L. Brock, Jr., Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock. (h)

             10.22 Metrocall Savings and Retirement Plan, as amended and restated dated April 1, 1995. (l)

             10.23 Agreement and Plan of Merger among Metrocall; ACPI Acquisition Corporation; AllCity Paging, Norman H. Minkow; Nancy Minkow; Brian David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Brian David Minkow Irrevocable Trust dated November 1, 1993; David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Karen Lynn Minkow Irrevocable Trust dated November 1, 1993; Brian David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Steven Andrew Minkow Irrevocable Trust dated November 1, 1993; Barry F. Hobbs; and Tom J. Hull, dated April 20, 1994 ("Agreement and Plan of Merger").(m)

             10.24 First Amendment to Agreement and Plan of Merger dated November 28, 1994. (g)

             13.1   Metrocall 1995 Annual Report to Shareholders. (l)

             21.1   Subsidiaries of Metrocall. (l)

           ----------------
                  * Exhibit filed herewith.

                (a) Incorporated by reference to Metrocall's Registration
                    Statement on Form S-4, as amended (File No. 33-79818), filed with the Commission on July 19, 1994.

                (b) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

                (c) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q/A as amended, for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996

                (d) Incorporated by reference to Metrocall's Tender Offer
                    Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.

                (e) Incorporated by reference to Metrocall's Annual Report on
                    Form 10-K/A for the year ended December 31, 1994, filed with the Commission on July 26, 1995.

                (f) Incorporated by reference to Metrocall's Registration
                    Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

                (g) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended

                    September 30, 1995, filed with the Commission on November 14, 1995.


                (h) Incorporated by reference to Metrocall's Annual Report on
                    Form 10-K/A as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.

                (i) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

                (j) Incorporated by reference to Metrocall's Registration
                    Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

                (k) Incorporated by reference to Metrocall's Statement on
                    Schedule 13D filed with the Commission on May 2, 1996.

                (l) Incorporated by reference to Metrocall's Annual Report on
                    Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996.

                (m) Incorporated by reference to Metrocall's Current Report on
                    Form 8-K, dated April 20, 1994, filed with the Commission on April 26, 1994.

 (b)       REPORTS ON FORM 8-K

           Current Report on From 8-K dated May 16, 1996 announcing definitive merger agreement between the Company and A+ Network, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1996                METROCALL, INC.


                                      /s/  Vincent D. Kelly
                                      ---------------------------
                                      Vincent D. Kelly
                                      Chief Financial Officer, Treasurer
                                        and Vice President

                                 EXHIBIT INDEX

           Exhibit
            Number                                 Exhibit Description

              2.1 Agreement and Plan of Reorganization among Metrocall, FPGE Acquisition Corp., FirstPAGE, Wilmington Securities, Inc., First Century Partnership III and Omega Partners, L.P., dated March 15, 1994 (the "FirstPAGE Reorganization Agreement"). (a)

              2.2 Certificate of Merger between FirstPAGE and FPGE Acquisition Corp. executed upon approval of the merger by the stockholders of Metrocall and FirstPAGE. (a)

              2.3 Supplemental Agreement executed in connection with the FirstPAGE Reorganization Agreement.(a)

              2.4 Indemnification and Escrow Agreement executed in connection with FirstPAGE Reorganization Agreement. (b)

              2.5 Voting Agreement among Metrocall, FirstPAGE and certain principal stockholders of Metrocall and FirstPAGE executed in connection with the FirstPAGE Reorganization Agreement.
                    (b)

              2.6   First Amendment to FirstPAGE Reorganization Agreement. (a)

              2.7 Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated February 26, 1996. (c)

              2.8 Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana Paging, Inc. d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and Metrocall, Inc., dated February 28, 1996. (c)

              2.9 Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and A+ Network, Inc. (d)

             2.10 Shareholders' Option and Sale Agreement dated as of May 16, 1996 between Metrocall, Inc. and certain shareholders of A+ Network, Inc. listed therein. (d)

             2.11 Metrocall Stockholders Voting Agreement dated as of May 16, 1996 between May 16, 1996 between A+ Network, Inc. and certain stockholders of Metrocall, Inc. listed therein. (d)

             2.12   Agreement dated May 16, 1996 among Metrocall, Inc. and Ray
                    D. Russenberger and Elliott H. Singer regarding voting for director. (d)

              3.1 Amended and Restated Certificate of Incorporation of Metrocall. *

              3.2 Certificate of Amendment of Certificate of Incorporation of Metrocall, Inc. *

              3.3   Fourth Amended and Restated Bylaws of Metrocall. *

              4.1 Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007. (f)

             10.1 Loan Agreement by and among Metrocall, certain lenders and Toronto Dominion Bank as agent, dated August 31, 1994 (the "Loan Agreement"). (b)

             10.2   First Amendment to Loan Agreement dated November 30, 1994.
                    (e)

             10.3   Second Amendment to Loan Agreement dated April 28, 1995. (f)

             10.4   Third Amendment to Loan Agreement dated October 2, 1995. (g)

             10.5 Fourth Amendment to Loan Agreement dated as of April 15, 1996 among Metrocall, Inc., Toronto Dominion (Texas), Inc., as administrative agent for the Banks, and the Banks signatory thereto. *

             10.6 Waiver and Consent dated as of June 25, 1996 among Metrocall, Inc., Toronto Dominion (Texas), Inc., as administrative agent for the Banks, and the Banks signatory thereto. *

             10.7   Amended and Restated 1993 Stock Option Plan of Metrocall.
                    (h)

             10.8   Directors' Stock Option Plan of Metrocall. (h)

             10.9   Metrocall 1996 Stock Option Plan (i)

             10.10  Employee Stock Purchase Plan of Metrocall. (i)

             10.11 Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994. (b)

             10.12 Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and Beacon Communications Associates, Ltd. (j)

             10.13 Employment Agreement between Metrocall and William L. Collins. *

             10.14  Employment Agreement between Metrocall and Vincent D.
                    Kelly. *

             10.15  Employment Agreement between Metrocall and Steven D.
                    Jacoby. *

             10.16  Change of Control Agreement between Metrocall and William
                    L. Collins. *

             10.17  Change of Control Agreement between Metrocall and Vincent
                     D. Kelly. *

             10.18 Change of Control Agreement between Metrocall and Steven D. Jacoby. *

             10.19 Agreement and Plan of Merger entered into effective the 26th day of April between A+ Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular Telephone, Inc., Leroy Faith, Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith, Jr. (d)

             10.20 Asset Purchase Agreement by and between Page America Group, Inc., Page America of New York, Inc., Page America of Illinois, Inc., Page America Communications of Indiana, Inc., Page America of Pennsylvania, Inc., and Metrocall, Inc. dated as of April 22, 1996. (k)

             10.21  Tax Indemnification Agreement by and among Metrocall, Harry
                    L. Brock, Jr., Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock. (h)

             10.22 Metrocall Savings and Retirement Plan, as amended and restated dated April 1, 1995. (l)

             10.23 Agreement and Plan of Merger among Metrocall; ACPI Acquisition Corporation; AllCity Paging, Norman H. Minkow; Nancy Minkow; Brian David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Brian David Minkow Irrevocable Trust dated November 1, 1993; David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Karen Lynn Minkow Irrevocable Trust dated November 1, 1993; Brian David Minkow, Karen Lynn Mercer and Steven Andrew Minkow, as Trustees of the Steven Andrew Minkow Irrevocable Trust dated November 1, 1993; Barry F. Hobbs; and Tom J. Hull, dated April 20, 1994 ("Agreement and Plan of Merger").(m)

             10.24  First Amendment to Agreement and Plan of Merger dated
                     November 28, 1994. (g)

             13.1   Metrocall 1995 Annual Report to Shareholders. (l)

             21.1   Subsidiaries of Metrocall. (l)

           ----------------
                  * Exhibit filed herewith.

                (a) Incorporated by reference to Metrocall's Registration
                    Statement on Form S-4, as amended (File No. 33-79818), filed with the Commission on July 19, 1994.

                (b) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

                (c) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q/A as amended, for the quarter ended March 31, 1996, filed with the Commission on May 14, 1996

                (d) Incorporated by reference to Metrocall's Tender Offer
                    Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.

                (e) Incorporated by reference to Metrocall's Annual Report on
                    Form 10-K/A for the year ended December 31, 1994, filed with the Commission on July 26, 1995.

                (f) Incorporated by reference to Metrocall's Registration
                    Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

                (g) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission on November 14, 1995.

                (h) Incorporated by reference to Metrocall's Annual Report on
                    Form 10-K/A as amended, for the year
                    ended December 31, 1993, filed with the Commission on July 21, 1994.

                (i) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

                (j) Incorporated by reference to Metrocall's Registration
                    Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

                (k) Incorporated by reference to Metrocall's Statement on
                    Schedule 13D filed with the Commission on May 2, 1996.

                (l) Incorporated by reference to Metrocall's Annual Report on
                    Form 10-K for the year ended December 31, 1995 filed with the Commission on April 1, 1996.

                (m) Incorporated by reference to Metrocall's Current Report on
                    Form 8-K, dated April 20, 1994, filed with the Commission on April 26, 1994.