Form 10-Q
period 1996-09-30
METROCALL INC
filed 1996-11-14
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER:  0-21924

                               METROCALL, INC.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                               54 - 1215634
-----------------------------------        -------------------------------------
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

6677 RICHMOND HIGHWAY, ALEXANDRIA, VIRGINIA                 22306
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (703) 660-6677

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
   SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  [ X ]   NO  [   ]

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

               CLASS                           OUTSTANDING AT NOVEMBER 1, 1996
-----------------------------------        -------------------------------------
   COMMON STOCK, $.01 PAR VALUE                         16,060,117

                               METROCALL, INC.

                             INDEX TO FORM 10-Q


                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                 ----------
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                Condensed Consolidated Balance Sheets, December 31, 1995 and
                  September 30, 1996                                                                  3

                Condensed Consolidated Statements of Operations for the three months ended
                  September 30, 1995 and 1996                                                         4

                Condensed Consolidated Statements of Operations for the nine months ended
                  September 30, 1995 and 1996                                                         5

                Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1995 and 1996                                                         6

                Notes to Condensed Consolidated Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                          15


PART II.  OTHER INFORMATION                                                                          21

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES                                                                                           23

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                                METROCALL, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Information)

                                                                                           DECEMBER 31,    SEPTEMBER 30,
                                                                                              1995            1996
                                                                                           ----------       ---------
                                                                                                           (unaudited)
                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $  123,574       $  10,243
    Accounts receivable, less allowance for doubtful accounts of
     $968 as of December 31, 1995 and $1,100 as of September 30, 1996                           9,785          11,090
    Prepaid expenses and other current assets                                                   1,908           1,985
                                                                                           ----------       ---------
        Total current assets                                                                  135,267          23,318
                                                                                           ----------       ---------

PROPERTY AND EQUIPMENT:
    Land, buildings and leasehold improvements                                                  9,900          11,085
    Furniture, office equipment and vehicles                                                   12,794          21,967
    Paging and plant equipment                                                                103,427         141,677
    Less - Accumulated depreciation and amortization                                          (50,175)        (69,280)
                                                                                           ----------       ---------
                                                                                               75,946         105,449
                                                                                           ----------       ---------

INTANGIBLE ASSETS, net of accumulated amortization of
    approximately $8,875 as of December 31, 1995 and $16,956
    was of September 30, 1996                                                                 129,085         257,533

EQUITY INVESTMENTS                                                                                  -          24,823

OTHER ASSETS                                                                                      316           1,380
                                                                                           ----------       ---------
                                                                                           $  340,614       $ 412,503
                                                                                           ==========       =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                                   $      252       $     276
    Accounts payable                                                                            9,390          19,234
    Deferred revenues and subscriber deposits                                                   1,950           3,008
    Other current liabilities                                                                   7,666          13,482
                                                                                           ----------       ---------
        Total current liabilities                                                              19,258          36,000
                                                                                           ----------       ---------
CAPITAL LEASE OBLIGATIONS, net of current portion                                               2,849           3,747
CREDIT FACILITY AND OTHER LONG-TERM DEBT, net of current portion                                  954          67,900
SENIOR SUBORDINATED NOTES, due 2007                                                           150,000         150,000
DEFERRED INCOME TAX LIABILITY                                                                  11,814          21,993
MINORITY INTEREST IN PARTNERSHIP                                                                  501             500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share; authorized
        1,000,000 shares; none issued and outstanding                                               -               -
    Common stock, par value $.01 per share; authorized 20,000,000 and 26,000,000 shares; 14,626,255 and 16,060,117 shares issued and outstanding
        as of December 31, 1995 and September 30, 1996, respectively                              146             161
    Additional paid-in capital                                                                201,956         212,066
    Accumulated deficit                                                                       (46,864)        (79,864)
                                                                                           ----------       ---------
                                                                                              155,238         132,363
                                                                                           ----------       ---------
                                                                                           $  340,614       $ 412,503
                                                                                           ==========       =========




           See notes to condensed consolidated financial statements.
                                       3

                               METROCALL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

            (In Thousands, Except Share and Per Share Information)

                                 (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                            ----------------------------
                                                                  1995           1996
                                                            -------------     ----------
REVENUES:
    Service, rent and maintenance revenues                   $    23,363         $30,624
    Product sales                                                  4,615           5,998
                                                            -------------    ------------
        Total revenues                                            27,978          36,622
    Net book value of products sold                               (3,842)         (4,986)
                                                            -------------    ------------
                                                                  24,136          31,636
                                                            -------------    ------------
OPERATING EXPENSES:
    Service, rent and maintenance expenses                         6,650           9,799
    Selling and marketing                                          3,523           6,006
    General and administrative                                     6,335           7,661
    Depreciation and amortization                                  8,349          15,288
                                                            -------------    ------------
                                                                  24,857          38,754
                                                            -------------    ------------
        Loss from operations                                        (721)         (7,118)

INTEREST EXPENSE                                                  (2,832)         (5,196)

INTEREST AND OTHER INCOME                                             24              97

MINORITY INTEREST IN LOSS OF INVESTMENTS                               -          (2,269)
                                                            -------------    ------------
LOSS BEFORE INCOME TAXES                                          (3,529)        (14,486)

INCOME TAX BENEFIT                                                   157             171
                                                            -------------    ------------
        Net loss                                             $    (3,372)    $   (14,315)
                                                            =============    ============

NET LOSS PER COMMON SHARE                                    $     (0.31)    $     (0.94)
                                                            =============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    10,793,634      15,161,923
                                                            =============    ============




           See notes to condensed consolidated financial statements.
                                       4

                               METROCALL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

            (In Thousands, Except Share and Per Share Information)

                                 (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ----------------------------
                                                                            1995           1996
                                                                      -------------   ------------
REVENUES:
    Service, rent and maintenance revenues                            $     68,867        $79,453
    Product sales                                                           12,547         19,155
                                                                      -------------   ------------

        Total revenues                                                      81,414         98,608
    Net book value of products sold                                        (10,593)       (15,546)
                                                                      -------------   ------------
                                                                            70,821         83,062
                                                                      -------------   ------------

OPERATING EXPENSES:
    Service, rent and maintenance expenses                                  19,292         26,297
    Selling and marketing                                                   11,350         15,998
    General and administrative                                              18,461         20,363
    Depreciation and amortization                                           21,062         40,385
                                                                      -------------   ------------
                                                                            70,165        103,043
                                                                      -------------   ------------
        Income (loss) from operations                                          656        (19,981)

INTEREST EXPENSE                                                            (8,240)       (13,596)

INTEREST AND OTHER INCOME                                                       16          2,760

MINORITY INTEREST IN LOSS OF INVESTMENTS                                         -         (2,422)
                                                                      -------------   ------------
LOSS BEFORE INCOME TAXES                                                    (7,568)       (33,239)

INCOME TAX BENEFIT                                                             469            279
                                                                      -------------   ------------
        Net loss                                                      $    (7,099)    $   (32,960)
                                                                      =============   ============

NET LOSS PER COMMON SHARE                                             $     (0.67)    $     (2.23)
                                                                      =============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              10,668,220     14,806,114
                                                                      =============   ============




          See notes to condensed consolidated financial statements.

                               METROCALL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Thousands)

                                 (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        --------------------------
                                                                            1995           1996
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $ (7,099)       $(32,960)
    Adjustments to reconcile net loss to net cash provided
      by operating activities-
        Depreciation and amortization                                       21,062         40,385
        Amortization of debt financing costs                                   373            480
        Decrease in deferred income taxes                                     (515)          (503)
        Write-off of deferred acquisition costs                                  -            388
        Minority interest in loss of investments                                 -          2,422
        Deferred debt financing costs                                         (295)        (4,496)
        Loss on sale of assets                                                   5              -
        Cash provided by (used in) changes in assets and liabilities:
           Accounts receivable                                              (4,249)            80
           Prepaid expenses and other current assets                          (224)            51
           Accounts payable                                                  2,554          9,846
           Deferred revenues and subscriber deposits                           795           (420)
           Other current liabilities                                           363          2,581
                                                                        -----------    -----------
        Net cash provided by operating activities                           12,770         17,854
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid in acquisitions, net of cash acquired                              -        (29,440)
    Proceeds from sale of assets                                             1,166              -
    Purchases of property and equipment, net                               (24,910)       (58,482)
    Additions to intangibles                                                (1,039)       (67,584)
    Equity investments                                                           -        (27,245)
    Cash escrow for Source One Wireless, Inc.                                    -         (1,000)
    Cash distribution of Beacon Communications                                   -            (40)
    Other                                                                       62             59
                                                                        -----------    -----------
        Net cash used in investing activities                              (24,721)      (183,732)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                 106,978            110
    Proceeds from long-term debt                                            13,000         52,700
    Principal payments on long-term debt                                      (194)          (267)
    Proceeds from exercise of common stock options                              19              5
    Decrease in minority interest in partnership                                (2)            (1)
                                                                        -----------    -----------
        Net cash provided by financing activities                          119,801         52,547
                                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       107,850       (113,331)

CASH AND CASH EQUIVALENTS, beginning of period                               2,773        123,574
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                  $110,623       $ 10,243
                                                                        ===========    ===========





           See notes to condensed consolidated financial statements.
                                       6

                               METROCALL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)


1.  ORGANIZATION AND RISK FACTORS

         Metrocall, Inc. (the "Company" or "Metrocall"), is a leading provider of local, regional and nationwide paging and other wireless messaging services. The Company's selling efforts are concentrated in 17 markets in five operating regions: (i) the Northeast (Massachusetts through Delaware), (ii) the Mid-Atlantic (Maryland and the Washington, D. C. metropolitan area), (iii) the Southeast (Virginia through Florida), (iv) the Southwest (primarily Texas) and
(v) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage to over 1,000 cities representing the top 100 Standard Metropolitan Statistical Areas.

         On July 16, 1996, the Company acquired Parkway Paging, Inc. of Plano, Texas ("Parkway"). On August 30, 1996, the Company acquired substantially all the assets of Satellite Paging of Fairfield, New Jersey and Message Network of Boca Raton, Florida (together, "Satellite"). The 1995 financial statements do not include Parkway and Satellite since they were not affiliated with the Company prior to the acquisition dates. The consolidated statements of operations for the three and nine-month periods ended September 30, 1996, include the results of operations of Parkway and Satellite since their respective acquisition dates.

     Risks and Other Important Factors

         The Company sustained net losses of $2.2 million, $2.4 million, and $20.1 million for the years ended December 31, 1993, 1994 and 1995, respectively, and a loss of $33.0 million for the nine months ended September 30, 1996. The Company's loss from operations for the nine months ended September 30, 1996 was $20.0 million. In addition, at September 30, 1996, the Company has an accumulated deficit of $79.9 million, a deficit in net tangible assets of approximately $125.2 million and a deficit in working capital of $12.7 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

         The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets and the acquisition of other wireless communication companies. At September 30, 1996, the Company had incurred approximately $222 million in total indebtedness, and will assume or refinance approximately $125 million of A+ Network indebtedness in connection with the acquisition of A+ Network, Inc. (See Note 9). Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of September 30, 1996, no additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to raise additional equity capital (See Notes 7 and 13) and its ability to comply with the provisions of its credit facility. There can be no assurance that additional equity or debt financing will be available to the Company or that the Company will be able to comply with the terms of its existing credit facility in future periods.

         The Company is also subject to certain additional risks and uncertainties including changes in technology, business integration, competition and regulation (See also Notes 3, 7, 9, 10 and 11).

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


2.  BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.


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

         New pagers are depreciated using the half-year convention upon acquisition. Depreciation expense recorded on new pagers in the three- and nine-month periods ended September 30, 1996 was approximately $0.7 million and $1.9 million, respectively. Betterments to acquired pagers are charged to depreciation expense.

   Long-Lived Assets

         Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. At September 30, 1996, the market value of the Company's common stock was $6.375 per share and the net book value was $8.24 per share. However, the Company has determined that as of September 30, 1996, there has been no permanent impairment in the carrying value of long-lived assets (See Note 9).

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Long-Lived Assets (continued)

         Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the Federal Communications Commission ("FCC") recorded in the acquisitions of FirstPAGE USA, Inc. and MetroPaging, Inc., from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for the three- and nine-month periods ended September 30, 1996, by approximately $1.3 million.

   Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


4.  NET LOSS PER COMMON SHARE

         Net loss per common share for the three- and nine-month periods ended September 30, 1995 and 1996, is based upon the weighted average number of common equivalent shares outstanding during the period. The effect of outstanding options on net loss per share for the periods is not included because such options would be anti-dilutive.


5.  ACQUISITIONS

     Parkway Paging, Inc.

         On July 16, 1996, the Company acquired all the outstanding common stock of Parkway for cash and the assumption of certain long-term obligations. The acquisition was financed through drawings on the Company's credit facility. The acquisition was accounted for as a purchase. The purchase price has been allocated on a preliminary basis as follows (in thousands).



      Plant and equipment                             $  1,606
      Accounts receivable and other assets               1,063
      Customers lists                                    2,783
      FCC licenses & state certificates                 13,914
      Goodwill                                          20,688
      Covenant not to compete                                1
      Liabilities assumed                               (5,174)
      Direct acquisition costs                          (1,468)
      Deferred income tax liability                    (10,681)
                                                     ----------
                                                      $ 22,732
                                                     ==========

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


5.  ACQUISITIONS (CONTINUED)

   Satellite Paging and Message Network

        On August 30, 1996, the Company acquired substantially all the assets of Satellite for cash, the assumption of certain liabilities and the issuance of shares of the Company's common stock. The total number of shares to be issued under the terms of the agreement has not been finalized and will fluctuate based on the Company's stock price. As of September 30, 1996, the Company issued 1,417,181 shares and owed an additional 130,070 shares. Due to stock price fluctuations, the total number of shares to be issued increased to 1,961,942 shares, as of November 6, 1996. The cash paid in the acquisition was financed through drawings on the Company's credit facility. The acquisition was accounted for as a purchase, and is subject to adjustments as defined in the acquisition agreement. The purchase price has been allocated on a preliminary basis as follows (in thousands).



          Plant and equipment                       $  1,425
          Accounts receivable and other assets         1,240
          Customers lists                              3,177
          FCC licenses & state certificates           14,042
          Goodwill                                    10,308
          Liabilities assumed                        (12,925)
          Direct acquisition costs                      (628)
                                                   ----------
                                                    $ 16,639
                                                   ==========


    The unaudited pro forma information presented below reflects the acquisitions of Parkway and Satellite as if each had occurred on January 1, 1995. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions actually been consummated on that date (in thousands, except per share data).


                                                        Nine Months Ended
                                                           September 30,
                                                    -------------------------
                                                        1995         1996
                                                    -----------   -----------
         Revenues                                    $  97,293    $ 112,227
         Net loss before extraordinary item            (10,771)     (36,091)
         Net loss                                       (4,681)     (36,091)
         Net loss per common share before
            extraordinary item                       $   (0.85)       (2.15)
         Net loss per common share                       (0.38)       (2.15)

6.  EQUITY AND NOTES OFFERINGS

         On September 27, 1995, the Company completed a public offering of 4.0 million shares of Metrocall common stock (the "Equity Offering") at $28.25 per share. After underwriting discounts, commissions and other professional fees, net proceeds from the Equity Offering were approximately $107.0 million.

         On October 2, 1995, the Company completed a public offering of $150.0 million senior subordinated notes (the "Notes Offering"), bearing interest at 10.375% payable semi-annually on April 1 and October 1, due 2007. After underwriting discounts, commissions and other professional fees, net proceeds from the Notes Offering were approximately $145.1 million. Proceeds from the Notes Offering were used to repay approximately $113.3 million outstanding under the Company's then existing credit facility. In connection with this repayment, the Company recognized an extraordinary charge of approximately $4.5 million in October 1995 to write off deferred debt financing and related costs.

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


7.  LONG-TERM LIABILITIES

   New Credit Facility

         On September 20, 1996, the Company entered into an agreement with The Toronto-Dominion Bank and The First National Bank of Boston to amend and restate the loan agreement governing the Company's existing credit facility. Subject to certain conditions set forth in the new agreement, the Company may borrow up to $350,000,000 under two loan facilities. The first facility ("Facility A") is a $225,000,000 reducing revolving credit facility and the second ("Facility B") is a $125,000,000 reducing credit facility (together Facility A and Facility B are referred to as the "New Credit Facility"). Up to $100,000,000 under Facility A was available for borrowing; the remaining $125,000,000 commitment under Facility A and all of the Facility B commitment will become available only after completion of the Company's planned merger with A+ Network, Inc. (See Note 9) (the "Merger Condition"), and the infusion of at least $25,000,000 of equity (net of reasonable transaction costs) into Metrocall (the "Equity Condition"). Amounts borrowed under Facility B may only be used to refinance the 11 7/8% Senior Subordinated Notes due 2005 of A+ Network, Inc. If the Merger Condition and Equity Condition have not been completed on or prior to December 16, 1996, the remaining $125,000,000 commitment under Facility A and the commitment under Facility B will terminate automatically. The New Credit Facility has a term of eight years and is secured by substantially all the assets of the Company. Required quarterly principal repayments begin on March 31, 2000 and continue through December 31, 2004. At September 30, 1996, a total of $67,000,000 was outstanding under the New Credit Facility.

         The New Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.6 to 1.0 through September 30, 1996, and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the agreement relating to the New Credit Facility). As a result, as of October 1, 1996, the Company was not entitled to draw any of the $33,000,000 remaining available under Facility A. The New Credit Facility also requires the Company to raise additional equity ($50,000,000 inclusive of proceeds raised as part of the Equity Condition) if its ratio of cash flow to interest expense is less than 2.0 to 1.0 for the quarter ended June 30, 1997. The covenants also limit additional indebtedness and future mergers and acquisitions (other than the pending merger and acquisition discussed in Notes 9 and 10) without the approval of the lenders, and restrict the payment of cash dividends and other stockholders distributions by Metrocall during the term of the New Credit Facility. The New Credit Facility also prohibits certain changes in ownership control of Metrocall, as defined, during the term of the New Credit Facility.

         Under the New Credit Facility, the Company may designate all or any portion of the borrowings outstanding as either a floating base rate advance or a Eurodollar rate advance with an applicable margin that ranges from 0.0% to 1.750% for base rate advances and 0.75% to 2.750% for Eurodollar rate advances. The predefined margins will be based upon the level of indebtedness outstanding relative to annualized cash flow, as defined in the agreement relating to the New Credit Facility. At September 30, 1996, the interest rate on base rate advances was 10.0% and the interest rate on Eurodollar rate advances was 8.2%. Commitment fees of 0.25% to 0.375% per year (depending on the level of Metrocall's indebtedness outstanding to annualized cash flow) will be charged on the average unused balance and will be charged to interest expense as incurred. Under the New Credit Facility, Metrocall must obtain and maintain interest rate protection on at least 50% of Metrocall's outstanding debt; all fixed rate debt, including the 10 3/8% Senior Subordinated Notes due 2007, will count against the requirement.

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


7.  LONG-TERM LIABILITIES (CONTINUED)

     New Credit Facility (continued)

         The Company incurred loan origination fees and direct financing costs in connection with the New Credit Facility of approximately $4.5 million which will be amortized and charged to interest expense over the term of the New Credit Facility. The Company will also incur additional loan origination fees of approximately $1.6 million upon the initial advance under Facility B.

     Capital Lease Obligations

         On July 1, 1996, the Company entered into a lease agreement for certain computer equipment totaling approximately $1.1 million. The lease agreement requires quarterly rental payments of approximately $115,000 for a period of three years. This lease agreement has been accounted for as a capital lease for financial reporting purposes.


8.  STOCK OPTION PLANS

         On August 7, 1996, the Compensation Committee of the Metrocall Board of Directors issued options to purchase 20,000 shares of the Company's common stock. On September 18, 1996, the Compensation Committee changed the exercise price of substantially all options outstanding to all current employees of Metrocall as of that date to $7.9375 per share. At September 30, 1996, there were a total of 1,235,513 options issued and outstanding with exercise prices ranging from $7.9375 to $21.50 per share, which expire on dates ranging from November 8, 2003 through August 7, 2008.


9.  EQUITY INVESTMENTS

     A+ Network, Inc.

         On May 16, 1996, the Company entered into a definitive merger agreement (the "A+ Agreement") with A+ Network, Inc. of Pensacola, Florida ("A+ Network"). Under the terms of the A+ Agreement, A+ Network will be merged with and into the Company. Total consideration in the A+ Network merger is expected to be $91.8 million cash paid pursuant to the tender offer discussed below, assumption of $125 million of A+ Network indebtedness and the exchange of approximately 9.0 million shares of Metrocall common stock. The
A+ Agreement provided for the commencement of a tender offer (the "Offer") by the Company for 2,140,526 shares of A+ Network common stock. The Offer commenced on May 22, 1996 and expired on June 24, 1996. Shareholders of A+ Network tendered approximately 5,362,482 shares of A+ Network common stock pursuant to the Offer and the Company purchased 2,140,526 of such shares at $21.10 per share, pursuant to the Offer. In addition, the Company purchased 2,210,217 shares of A+ Network common stock at $21.10 per share from certain principal shareholders of A+ Network on June 25, 1996, pursuant to the A+ Agreement.

         The Company has recorded an equity investment in A+ Network based on the value of A+ Network's net assets as of September 30, 1996. In addition, the Company has recorded a charge of approximately $2,211,000 and $2,364,000 for the three- and nine-month periods ended September 30, 1996, respectively, representing the Company's share of A+ Network's net loss for the period the Company owned the shares.

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

9.  EQUITY INVESTMENTS (CONTINUED)

    A+ Network, Inc. (continued)

         Pursuant to the terms of the A+ Agreement, the merger is required to be consummated by November 16, 1996. In the event that the merger is not consummated or otherwise amended, the Company may be required to sell its 40% investment in A+ Network. As of September 30, 1996, the Company's investment in A+ Network together with related goodwill is reflected in the Company's financial statements at approximately $89.4 million which resulted from a cash purchase price of $21.10 per share for approximately 4.4 million shares of A+ Network, net of the Company's share of A+ Network's net loss. The closing market price of A+ Network common stock on November 11, 1996 was $6.75 per share, or a decrease based upon market value of approximately $60.0 million. Therefore, if the Company were required to sell this investment at current market prices, the Company would likely realize a substantial loss upon disposition, which has not been reflected in the financial statements (See Note
3).

     Solo America

         The Company acquired a 40% interest in Solo America, a national sales and marketing distribution company. In its relationship with Solo America, the Company has agreed to advance $1 million to Solo America, payable in three installments, in exchange for Solo America's efforts to market the Company's paging products and services. One installment of $333,333 was paid in July 1996. A second installment of $333,333 was paid in October 1996, and the final installment is due in January 1997. The Company recorded a charge of approximately $58,000 representing the Company's share of Solo America's net loss in the three months ended September 30, 1996.

10.  PENDING ACQUISITION AND TRANSACTIONS

     Page America Group, Inc.


         On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). Under the terms of the Page America Agreement, the Company will acquire substantially all of the assets of Page America for up to approximately $78.5 million, of which $55 million will be paid in cash and up to $23.5 million will be paid in the form of the Company's common stock. The maximum number of shares of common stock to be exchanged will be approximately 1.3 million. Consummation of the Page America acquisition is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals and approval by the Page America stockholders. There can be no assurance that such approvals can be obtained. In addition, the purchase price is subject to adjustment based on Page America's ability to meet certain defined performance criteria. The pending transaction, if consummated, will be accounted for as a purchase.

   Offer and Solicitation Relating to A+ Network Senior Subordinated Notes

         In connection with the A+ Network merger discussed in Note 9, on October 9, 1996, Metrocall commenced a tender offer for all $125 million principal amount of A+ Network's outstanding 11 7/8% Senior Subordinated Notes due 2005 (the "A+ Notes") and solicitation of consents to amend the indenture governing the A+ Notes to eliminate restrictive covenants and certain events of default. Holders of the A+ Notes who validly consent and tender will receive aggregate payments of $1,010, plus accrued and unpaid interest, for each $1,000 principal amount of A+ Notes. The Company intends to finance the offer and solicitation through advances under the New Credit Facility.

   Other Acquisitions

         The Company incurred costs in negotiations to potentially acquire other wireless telecommunications companies. The Company has ceased further negotiations with these companies and, accordingly, recorded a charge to write off deferred acquisition costs of approximately $0.4 million in the accompanying statement of operations for the nine-month period ended September 30, 1996.

                                METROCALL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


11.  CONTINGENCIES

        The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of the Company.

         In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action.

         The Company has received communications from a seller in connection with an acquisition that occurred in 1994 asserting damages resulting from alleged misrepresentations in connection with the acquisition. The seller, who received shares of the Company's common stock as acquisition consideration, is seeking to receive additional shares of common stock and participation on the Company's board of directors, among other requests. To date, no claim has been filed; however, if necessary, management will vigorously defend any legal actions that might arise from such assertions.


12.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company made cash payments for interest of approximately $8.0 million and $9.7 million for the nine-month periods ended September 30, 1995 and 1996, respectively. The Company made cash payments for income taxes of approximately $46,000 and $236,000 for the nine-month periods ended September 30, 1995 and 1996, respectively.

         A capital lease obligation of approximately $1.1 million was incurred when the Company entered into a lease for computer equipment. (See Note 7).


13.  SUBSEQUENT EVENT

         The Company is seeking to raise additional equity capital in order to insure that it will remain in compliance with certain debt covenants after completion of the A+ Network merger and to have borrowing capacity for completion of the Page America transaction and other purposes. The Company is in the final stages of negotiating the terms of an issuance of $40 million of preferred stock. There can be no assurance that the Company will be successful in completing these transactions or any other transaction. Equity issued in the form of preferred stock would have preference as to dividends and liquidating distributions over the common stock and may contain other terms adversely affecting holders of the common stock.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, the Company's ability to generate cash from operations and realize savings from existing operations, possible growth in subscribers, the extent of the Company's nationwide network, and future general and administrative expenses are based on current expectations or assumptions. These statements are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results in the future could differ materially from those described in the forward looking statements as a result of a variety of factors including the Company's ability to realize historic internal growth rates, to close and integrate acquisitions and to realize operating margin improvements. Additional factors that may affect actual results are set out in detail in the Company's registration statement of Form S-3 filed October 1, 1996, as amended.

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

         Metrocall is the fifth largest paging company in the United States based on number of subscribers, with 1,405,933 pagers in service at September 30, 1996. In July and August, 1996, Metrocall completed three acquisitions which added approximately 240,000 subscribers. Without taking into account acquisitions during the period, the number of pagers in service grew at an annualized growth rate of over 31% during the nine months ended September 30, 1996. Two additional acquisitions have been announced which, if completed, will add more than 850,000 additional subscribers to its base of pagers in service. The results of operations for the three- and nine-months ended September 30, 1996, reflect the results of operations of acquired companies since their acquisition dates.

         The definitions below relate to management's discussion of the Company's results of operations that follows.

                    Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, generally not dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement.

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

                                                     THREE MONTHS                  NINE MONTHS
                                                        ENDED                        ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                             -------------------------       --------------------------
                                                  1995         1996            1995           1996
                                             ----------    -----------       ---------    -------------
Revenues:
  Service, rent and maintenance                  96.8  %        96.8  %         97.2  %          95.7  %
  Product sales                                  19.1           19.0            17.7             23.1
  Net book value of products sold               (15.9)         (15.8)          (14.9)           (18.8)
                                             ----------    -----------       ---------    -------------
     Net revenues                               100.0          100.0           100.0            100.0
                                             ----------    -----------       ---------    -------------

Operating expenses:
  Service, rent and maintenance                  27.6           31.0            27.2             31.7
  Selling and marketing                          14.6           19.0            16.0             19.3
  General and administrative                     26.2           24.2            26.1             24.5
  Depreciation and amortization                  34.6           48.3            29.8             48.6
                                             ----------    -----------       ---------    -------------

(Loss) income from operations                    (3.0)         (22.5)            0.9            (24.1)
Interest expense                                (11.7)         (16.4)          (11.6)           (16.4)
Interest and other income (expense)               0.1           (6.9)              -              0.4
Income tax benefit                                0.6            0.6             0.7              0.4
Net loss                                        (14.0) %       (45.2) %        (10.0)           (39.7) %

OTHER DATA:
Units in service (end of period)              881,270      1,405,933         881,270        1,405,933
EBITDA (in thousands)(1)                     $  7,268      $   8,170        $ 21,718      $    20,404
Ratio of EBITDA to net revenues(1)               31.6  %        25.8            30.7 %           24.6  %
Average Revenue Per Unit (APRU)(2)           $   9.05      $    7.95        $   9.39      $      7.86
Operating Cost Per Unit(3)                       6.40           6.09            6.69             6.20


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

(2) ARPU (average monthly recurring revenue per unit) is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period.

(3) Operating cost per unit is calculated by dividing (a) total operating expenses less depreciation and amortization expense by (b) the average number of units in service for the period.

   Three Months ended September 30, 1996 Compared With 1995

         Total revenues increased approximately $8.6 million from $28.0 million for the three months ended September 30, 1995, (the "1995 quarter") to $36.6 million for the three months ended September 30, 1996 (the "1996 quarter"). Service, rent and maintenance revenues increased approximately $7.2 million from $23.4 million in the 1995 quarter to $30.6 million in the 1996 quarter. The increase is attributable to the growth in pagers in service from 881,270 at September 30, 1995 to 1,405,933 at September 30, 1996, resulting from internal growth and the acquisition of 240,000 combined subscribers from Parkway Paging, Inc. ("Parkway") and Satellite Paging and Message Network (together, "Satellite"). Monthly ARPU declined from $9.05 per unit in the 1995 quarter to $7.95 per unit in the 1996 quarter due to the increase in the base of customers serviced through indirect distribution channels. Product sales increased $1.4 million from $4.6 million in the 1995 quarter to $6.0 million in the 1996 quarter and decreased as a percentage of total revenues from 19.1% in the 1995 quarter to 19.0% in the 1996 quarter. The overall increase is due to a higher volume of pager sales to resellers and customers from other indirect sales channels.

         Net book value of products sold increased approximately $1.2 million from $3.8 million in the 1995 quarter to $5.0 million in the 1996 quarter. Net book value of products sold increased principally due to the increase in product sales, partially offset by depreciation on pagers.

         Overall, the Company experienced a decrease in average monthly operating costs per unit in service from the 1995 quarter to the 1996 quarter. Average monthly operating costs per unit decreased from $6.40 per unit for the 1995 quarter to $6.09 per unit for the 1996 quarter. Each operating expense is discussed separately below.

         Service, rent and maintenance expenses increased approximately $3.1 million from $6.7 million in the 1995 quarter to $9.8 million in the 1996 quarter, and increased as a percentage of net revenues from 27.6% in the 1995 quarter to 31.0% in the 1996 quarter. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of Parkway ($0.6 million) and Satellite ($0.2 million), as well as increased carrier line costs paid to third party service providers ($1.1 million), increased personnel costs ($0.8 million), and increased rent expense related to the addition of transmitters in the Company's Nationwide Network ($0.4 million). Average monthly service, rent and maintenance expense per unit has decreased slightly from $2.58 per unit in the 1995 quarter to $2.54 per unit in the 1996 quarter. Assuming continued build-out of the Company's Nationwide Network, service, rent and maintenance expenses may increase as a percentage of net revenues.

         Selling and marketing expenses increased approximately $2.5 million from $3.5 million in the 1995 quarter to $6.0 million in the 1996 quarter and increased as a percentage of net revenues from 14.6% in the 1995 quarter to 19.0% in the 1996 quarter. The increase in selling and marketing expenses is associated with the acquisitions of Parkway ($0.3 million) and Satellite ($0.1 million), and due to increased sales staff and related costs ($1.3 million), increased advertising costs ($0.4 million), increased use of third party sales and distribution groups ($0.2 million), and increased costs associated with product promotions and other costs ($0.2 million). Average monthly selling and marketing expense per unit increased from $1.37 in the 1995 quarter to $1.56 in the 1996 quarter. Monthly selling and marketing expenses may increase as a percentage of net revenues assuming the Company continues its subscriber growth and net unit additions.

         General and administrative expenses increased approximately $1.4 million from $6.3 million in the 1995 quarter to $7.7 million in the 1996 quarter, but decreased as a percentage of net revenues from 26.2% in the 1995 quarter to 24.2% in the 1996 quarter. The increase is due to the acquisitions of Parkway ($0.2 million) and Satellite ($0.3 million), as well as increased taxes and regulatory fees paid ($0.6 million), and other general corporate expenses ($0.3 million). Average monthly general and administrative expense per unit has decreased from $2.45 in the 1995 quarter to $1.99 in the 1996 quarter. General and administrative costs should remain constant as a percent of revenue assuming the Company increases its total subscriber base.

         Depreciation and amortization increased approximately $7.0 million from $8.3 million in the 1995 quarter to $15.3 million in the 1996 quarter, and increased as a percentage of net revenues from 34.6% in the 1995 quarter to 48.3% in the 1996 quarter. The increase in total depreciation and amortization expense resulted from the change in the estimated useful lives of certain intangible assets ($1.3 million), as well as depreciation expense on higher levels of subscriber paging equipment ($3.0 million) and other plant equipment ($0.7 million), and amortization of goodwill acquired in connection with the Company's equity investment in A+ Network, Inc. ($1.3 million), in addition to amortization expense on intangible assets acquired from Parkway and Satellite ($0.5 million and $0.2 million, respectively).

         Interest expense increased approximately $2.4 million, from $2.8 million in the 1995 quarter to $5.2 million in the 1996 quarter. Interest expense increased due to higher average levels of debt resulting from additional borrowings on the Company's credit facility, and as a result of the Company's Notes Offering in October 1995 of $150.0 million of senior subordinated notes at an interest rate of 10.375%.

         Net loss increased approximately $10.9 million from $3.4 million in the 1995 quarter to $14.3 million in the 1996 quarter.

         EBITDA increased approximately $0.6 million from $7.6 million in the 1995 quarter to $8.2 million in the 1995 quarter. As a percentage of net revenues, EBITDA decreased from 31.6% in the 1995 quarter to 25.8% in the 1996 quarter.

Nine Months ended September 30, 1996 Compared With 1995

         Total revenues increased approximately $17.2 million from $81.4 million for the nine months ended September 30, 1995, ("1995") to $98.6 million for the nine months ended September 30, 1996 ("1996"). Service, rent and maintenance revenues increased approximately $10.6 million in 1996 from $68.9 million in 1995 to $79.5 million in 1996. The increase is attributable to greater service revenues due to the growth of pagers in service from 881,270 at September 30, 1995, to 1,405,933 at September 30, 1996. Monthly ARPU declined from $9.39 per unit in 1995 to $7.86 per unit in 1996 due to the increase in the base of customers serviced through indirect distribution channels. Product sales increased $6.7 million from $12.5 million in 1995 to $19.2 million in 1996 and increased as a percentage of total revenues from 17.7% in 1995 to 23.1% in 1996, due to a higher volume of sales to resellers and other indirect sales channels.

         Net book value of products sold increased approximately $4.9 million from $10.6 million in 1995 to $15.5 million in 1996. Net book value of products sold increased principally due to the increase in product sales, partially offset by depreciation on pagers.

         Overall, the Company experienced a decrease in average monthly operating costs per unit in service from 1995 to 1996. Average monthly operating cost per unit decreased from $6.69 per unit for 1995 to $6.20 per unit for 1996. Each operating expense is discussed separately below.

         Service, rent and maintenance expenses increased approximately $7.0 million from $19.3 million in 1995 to $26.3 million in 1996 and increased as a percentage of net revenues from 27.2% in 1995 to 31.7% in 1996. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of Parkway ($0.6 million) and Satellite ($0.2 million) and to increased carrier line costs paid to third party service providers ($3.4 million), increased rent expense related to the addition of transmitters to the Company's Nationwide Network ($1.1 million) and increased personnel costs ($1.7 million). Average monthly service, rent and maintenance expense per unit has decreased from $2.63 per unit in 1995 to $2.60 per unit in 1996. Assuming continued build-out of the Company's Nationwide Network, service, rent and maintenance expenses may increase as a percentage of net revenues.

         Selling and marketing expenses increased approximately $4.6 million from $11.4 million in 1995 to $16.0 million in 1996 and increased as a percentage of net revenues from 16.0% in 1995 to 19.3% in 1996. The increase in selling and marketing expenses is associated with the acquisitions of Parkway and Satellite ($0.3 million and $0.1 million, respectively), and due to increased sales staff and related costs ($2.9 million), increased advertising costs ($0.5 million), increased use of third party sales and distribution groups ($0.2 million) and increased promotional and other costs ($0.6 million). Average monthly selling and marketing expense per unit has increased from $1.54 in 1995 to $1.58 in 1996. Selling and marketing expenses may increase as a percentage of net revenues assuming the Company continues its subscriber growth and net unit additions.

         General and administrative expenses increased approximately $1.9 million from $18.5 million in 1995 compared to $20.4 million in 1996, but decreased as a percentage of net revenues from 26.1% in 1995 to 24.5% in 1996. The overall increase is due to the acquisitions of Parkway ($0.2 million) and Satellite ($0.3 million), and due to increased taxes and regulatory fees paid ($0.8 million) and increased use of outside professional services firms ($0.6 million). Average monthly general and administrative expense per unit has decreased from $2.52 in 1995 to $2.01 in 1996. General and administrative costs should remain constant as a percent of revenue assuming the Company increases its subscriber base.

         Depreciation and amortization increased approximately $19.3 million from $21.1 million in 1995 to $40.4 million in 1996, and increased as a percentage of net revenues from 29.8% to 48.6% in 1995 and 1996, respectively. The increase in total depreciation expense resulted from the change in the estimated useful lives of certain intangible assets ($1.3 million), as well as increased depreciation expense on subscriber paging equipment ($13.9 million) and other plant equipment ($1.9 million), amortization of Goodwill acquired in connection with the Company's equity investment in A+ Network, Inc. ($1.5 million), and increased amortization expense on assets acquired in the Parkway and Satellite acquisitions ($0.5 million and $0.2 million, respectively). Beginning in July 1995, the Company began recording all purchases of new pagers as a component of subscriber paging equipment, resulting in an increase to depreciation expense of approximately $0.7 million from $1.2 million in 1995 compared to $1.9 million in 1996.

         Interest expense increased approximately $5.4 million, from $8.2 million in 1995 to $13.6 million in 1996. Interest expense increased due to higher average levels of debt resulting from additional borrowings on the Company's credit facility, and as a result of the Company's Notes Offering in October 1995 of $150.0 million of senior subordinated notes at an interest rate of 10.375%.

         Net loss increased $25.9 million in 1996 from approximately $7.1 million in 1995 to $33.0 million in 1996.

         EBITDA decreased approximately $1.3 million from $21.7 million in 1995 to $20.4 million in 1996. As a percentage of net revenues, EBITDA decreased from 30.7% in 1995 to 24.6% in 1996.


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

         The Company has financed its internal growth in 1996 through its operating cash flow, the use of available cash and borrowings under its credit facility. Net cash provided by operating activities increased from $12.8 million for the nine months ended September 30, 1995, to $17.9 million for the nine months ended September 30, 1996.

         Cash flows used in investing activities were primarily to fund purchases of property and equipment and complete the acquisitions of Parkway and Satellite. Capital expenditures were approximately $24.9 million and $58.5 million for the nine-month periods ended September 30, 1995 and 1996, respectively. The Company experienced greater capital expenditure requirements through September 30, 1996 due to increased pager placements and the build-out of the Company's Nationwide Network. On July 16, 1996, the Company acquired Parkway and on August 30, 1996, the Company acquired substantially all the assets of Satellite. The acquisitions of Parkway and Satellite were financed with cash payments, assumptions of long term obligations (refinanced at the time of closing under the Company's credit facility) and the issuance of shares of the Company's common stock. In addition to capital expenditures, the Company paid approximately $91.8 million to purchase approximately 2,210,217 shares of common stock from certain principal shareholders of A+ Network, Inc. and 2,140,526 shares from other shareholders in a tender offer.

         Cash flows used in financing activities for the nine-month period ended September 30, 1996, included payments on long-term debt of approximately $267,000. Borrowings under the Company's credit facility increased by approximately $67.0 million primarily for the acquisitions of Parkway and Satellite, refinance assumed indebtedness and working capital.

         At September 30, 1996, Metrocall had incurred approximately $222 million in total indebtedness, and will assume or refinance approximately $125 million of indebtedness in connection with the acquisition of A+ Network, Inc. ("A+ Network"). In addition, the Company expects to incur additional indebtedness as a result of the acquisition of Page America (estimated to be $55 million).

         Metrocall has a New Credit Facility in the principal amount of $350 million and intends to use funds available under this facility to purchase indebtedness of A+ Network that Metrocall will assume in the A+ Network merger pursuant to the tender offer for such indebtedness discussed below, and to fund future acquisitions or general corporate requirements. The Company may also incur additional indebtedness (in the form of draws on the New Credit Facility or otherwise) in connection with future acquisitions or for other purposes. However, the ability to incur additional indebtedness (including draws on the New Credit Facility) is subject to certain limitations in the agreements relating to existing indebtedness and Metrocall currently may not incur additional indebtedness. In particular, Metrocall cannot assume the indebtedness of A+ Network in connection with the A+ Network merger unless certain financial covenants are not exceeded after assumption of the indebtedness. In order to be in compliance with these covenants after the A+ Network merger, reported earnings before interest, taxes, depreciation and amortization ("EBITDA", as defined by the New Credit Facility) of Metrocall and A+ Network must increase to a level that is sufficient to allow Metrocall to assume the indebtedness of A+ Network, or the overall level of indebtedness that would exist after the A+ Network merger must be reduced by raising additional equity capital or other means. In addition, only $100 million of the $350 million under the New Credit Facility is available (subject in any event to compliance with certain financial ratios) until Metrocall raises at least $25 million in additional equity capital, and this capital must be raised before Metrocall can complete the acquisition of Page America. The New Credit Facility also requires the Company to raise a further $25 million in equity capital if Metrocall's ratio of cash flow to interest expense is less than 2.0 to 1 for the quarter ended June 30, 1997.

         The Company is seeking to raise additional equity capital in order to insure that it will remain in compliance with certain debt covenants after completion of the A+ Network merger and to have borrowing capacity for completion of the Page America transaction and other purposes. Metrocall is in the final stages of negotiating the terms of an issuance of $40 million of preferred stock. There can be no assurance that the Company will be successful in completing these transactions or any other transaction. Equity issued in the form of preferred stock would have preference as to dividends and liquidating distributions over the common stock and may contain other terms adversely affecting holders of the common stock.

         In connection with the A+ Network merger, on October 9, 1996, Metrocall commenced a tender offer for all $125 million principal amount of A+ Network's outstanding 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes") and solicitation of consents to amend the indenture governing the A+ Notes to eliminate restrictive covenants and certain events of default. Holders of the A+ Notes who validly consent and tender will receive aggregate payments of $1,010, plus accrued and unpaid interest, for each $1,000 principal amount of A+ Notes. The Company intends to finance the offer and solicitation through advances under the New Credit Facility, which advances are conditional on the Company issuing at least $25 million of new equity. The successful completion of the tender offer is expected to enable Metrocall to reduce its interest expense obligations after the A+ Network merger and, if all the A+ Notes are tendered and accepted, simplify its capital structure. The successful completion of the solicitation will provide Metrocall financial flexibility by eliminating potentially overlapping or more restrictive covenants than those in the indenture governing Metrocall's senior subordinated debt. The solicitation of consents expired on November 5, 1996, and consents were received from holders of approximately $121.5 million principal amount of A+ Network Notes. The tender offer will expire on November 14, 1996, subject to extension by Metrocall. As of November 12, 1996, A+ Notes with a principal amount of approximately $121.5 million had been validly tendered and not withdrawn.

         The ability of the Company to meet its debt service and other obligations will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to the Company.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company, from time to time, is involved in lawsuits in the normal course of business. The Company believes that its currently pending lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

          In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. The Company believes it has meritorious defenses to this action and intends to vigorously defend the claims in this action.

          The Company has received communications from a seller in connection with an acquisition that occurred in 1994 asseting damages resulting from alleged mis- representations in connection with the acquisition. The seller, who received shares of common stock as acquisition consideration, is seeking to receive additional shares of common stock and a seat on the Company's board of directors among other requests. Management plans to vigorously defend any legal actions that might arise from such assertions.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

        Exhibit                                   Description
        -------                                   -----------
          3.1              Amended and Restated Certificate of Incorporation of Metrocall, Inc., as amended. *
          27               Financial Data Schedule. *

--------------------

              * Exhibit filed herewith.

 (b)   REPORTS ON FORM 8-K

       Current Report on Form 8-K dated July 16, 1996 and filed with the
          Securities and Exchange Commission on July 31, 1996, announcing the completion of the acquisition of Parkway Paging, Inc. ("Parkway").
       Current Report on Form 8-K dated July 16, 1996 and filed with the
          Securities and Exchange Commission on August 13, 1996, updating the Current Report filed on July 31, 1996 announcing the completion of the acquisition of Parkway with financial statements and pro forma financial information.
       Current Report on Form 8-K dated August 30, 1996 and filed with the
          Securities and Exchange Commission on September 13, 1996, updating the Current Report filed on July 31, 1996 announcing the completion of the acquisitions of Satellite Paging and Message Network.
       Current Report on Form 8-K dated November 5, 1996 and filed with the
          Securities and Exchange Commission on November 7, 1996, announcing receipt of commitments for $25 million private equity placement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1996              METROCALL, INC.


                                      /s/  Vincent D. Kelly
                                      -------------------------
                                      Vincent D. Kelly
                                      Chief Financial Officer, Treasurer
                                        and Vice President

                                EXHIBIT INDEX




        Exhibit
        Number                                   Exhibit Description
        ------                                   -------------------
          3.1              Amended and Restated Certificate of Incorporation of Metrocall, Inc., as amended. *
          27               Financial Data Schedule. *

--------------------

              * Exhibit filed herewith.