Form 10-K405
period 1996-12-31
METROCALL INC
filed 1997-03-31
CIK 906525

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM                     TO

                               COMMISSION FILE NUMBER: 0-21924

                                METROCALL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       54-1215634
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)
6677 RICHMOND HIGHWAY, ALEXANDRIA, VIRGINIA                        22306
  (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, including area code: (703) 660-6677

          Securities registered pursuant to Section 12(b) of the Act:

                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS      ON WHICH REGISTERED
--------------------    ----------------------
        None                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                         Common Stock ($.01 Par Value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    NO [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $88,500,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     CLASS                                 FEBRUARY 28, 1997
    ----------------------------------------    ----------------------------------------
          Common stock, $.01 par value                         25,050,617

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of the Registrant to be held May 7, 1997, which will be filed with the Commission within 120 days after the close of the fiscal year, are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Metrocall, Inc. ("Metrocall" or the "Company") is the fifth largest paging company in the United States, based on 2,142,351 pagers in service at December 31, 1996, providing local, regional and nationwide paging and other wireless messaging services. While the Company operates regional and nationwide paging networks throughout the United States, the Company's selling efforts are currently concentrated in 32 markets and five operating regions: (i) the Northeast (Massachusetts through Delaware); (ii) the Mid-Atlantic (Maryland and the Washington, D.C. metropolitan area); (iii) the Southeast (including Virginia, the Carolinas, Georgia, Florida, Alabama, Louisiana, Mississippi, and Tennessee); (iv) the Southwest and (primarily Texas); and (v) the West (primarily California, Nevada and Arizona). Through the Metrocall Nationwide Wireless Network ("Nationwide Network"), the Company provides service to over 1,000 U.S. cities representing the top 100 Standard Metropolitan Statistical Areas ("SMSAs").

     Set forth below is a table showing the Company's subscribers by geographic region and number of units in service as of December 31, 1994, 1995 and 1996.

                          NUMBER OF PAGERS IN SERVICE

                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                  1994(1)     1995       1996(2)
                                                                  -------    -------    ---------
Northeast......................................................   230,830    283,391      415,800
Mid-Atlantic...................................................   178,008    200,370      202,777
Southeast......................................................   108,775    133,232      926,387
Southwest......................................................        --         --      181,229
West...........................................................   237,933    327,020      416,158
                                                                  -------    -------    ---------
     Total.....................................................   755,546    944,013    2,142,351
                                                                  =======    =======     ========

---------------
(1) Includes approximately 420,000 pagers in service acquired in the FirstPAGE and MetroPaging acquisitions.

(2) Includes approximately 900,000 pagers in service acquired in the Parkway, Satellite Paging, Message Network and A+ Network acquisitions.

     From December 31, 1993 to December 31, 1996, the Company has increased its base of pagers in service from less than 250,000 to more than 2.1 million. This growth has been accomplished through a combination of internal growth and a program of mergers and acquisitions. In July, August, and November 1996, Metrocall completed the Parkway Paging, Inc. ("Parkway"), Satellite Paging, Message Network and A+ Network, Inc. ("A+ Network") acquisitions, respectively. As a result of these acquisitions, Metrocall added approximately 900,000 subscribers to its base of pagers in service. In addition to the acquisitions, the Company's total pagers in service grew approximately 32% through internal growth in 1996. During 1995, the Company's total pagers in service grew approximately 25%, exclusively through internal growth. In August and November 1994, Metrocall completed the FirstPAGE and the MetroPaging acquisitions, respectively. As a result of the 1994 acquisitions, Metrocall added approximately 420,000 subscribers to its base of pagers in service, more than doubling its total pagers in service during 1994 alone.

     The Company's long-term strategy is to continue to expand its business by providing paging and other wireless communication services to an increasingly broad base of subscribers throughout the United States, while increasing total revenues and EBITDA and de-emphasizing that portion of the business which has historically leased pagers. The Company is seeking to increase its base of subscribers by expanding its operations in existing, contiguous and other markets, through start-up operations and internal growth. The Company has significantly expanded its geographic coverage and subscriber base through four acquisitions in

1996. Furthermore, the Company has signed a definitive acquisition agreement to acquire the assets of Page America Group, Inc. ("Page America").

     The Company's growth and expansion into new markets, whether internal or through acquisitions, require significant capital investment for the installation of paging equipment and technical infrastructure. The Company incurred significant expenditures throughout the first three quarters of 1996 while it completed the expansion and build-out of its nationwide network.

     The Company's focus is now on integrating the 1996 acquisitions and increasing the utilization of its networks completed during 1996. As a result of the completion of the Company's nationwide network and an emphasis on distribution channels through which pagers are generally sold rather than leased, capital expenditures are expect to be reduced in 1997. While the Company currently has no outstanding commitments with the exception of the Page America transaction, the Company will continue to evaluate strategic acquisition targets in the future. Potential future acquisitions will be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration and availability of financing.

     Metrocall's paging operations are subject to regulation by the FCC and various state regulatory agencies. Metrocall was incorporated under the laws of the State of Delaware in 1982. Its executive offices are located at 6677 Richmond Highway, Alexandria, Virginia 22306, and its telephone number is (703) 660-6677.

BUSINESS STRATEGY

     The primary elements of the Company's business strategy are described below.

  Distribution Strategy

     The Company's distribution strategy is designed to increase revenues, EBITDA and subscribers in markets which have an existing sales presence. This strategy entails: (i) pursuit of small- and mid-sized accounts; (ii) greater emphasis on value-added, more profitable service offerings; (iii) expansion of distribution channels, focusing on the increased use of indirect sales channels;
(iv) maintenance of a low cost operating structure, and (v) selling rather than leasing pagers.

     - Pursuit of small- and mid-sized accounts. The Company has historically focused its direct selling efforts on small accounts (historically those with less than 25 units in service) in order to minimize its dependence on any single customer and because the Company believes that smaller accounts are generally more profitable than larger accounts. Given increased operating efficiencies, the Company has been able to economically justify the pursuit of larger accounts, offering volume discounts where competition warrants. This strategy should facilitate growth of the customer base while maintaining operating margins.

     - Emphasis on value-added service offerings. The Company continually develops and introduces enhanced services to increase average monthly revenue per unit ("ARPU") and attract new subscribers. A key feature of most of these services is that they can be made available to existing subscribers without the need for new customer equipment. During 1996, the Company adjusted its sales force's commission structure to focus on monthly recurring revenue as opposed to unit placements and the sale of customer owned and maintained ("COAM") units, which is an incentive to sell additional enhanced paging services and reduces capital expenditures requirements.

     - Expansion of distribution channels. Given the growing appeal of the paging product to consumers, Metrocall continues to expand its distribution channels to access as wide a range of potential subscribers as possible. Database marketing efforts have expanded as well as new initiatives involving strategic alliances, franchising, and multi-level marketing, all designed to ultimately lower distribution costs. These new channels have allowed the Company to access subscribers that would not typically be targeted by the direct sales force and ensures efficient utilization of technical capacity by maximizing the number of subscribers on the Company's network. The importance of these indirect channels in the

       Company's subscriber base is growing, comprising approximately 50% of the Company's subscriber base at December 31, 1996.

       The Company believes that as the appeal of the paging product to the consumer segment grows, retail and direct response distribution will become an increasingly important focus of its marketing strategy. The consumer segment is particularly attractive because these customers typically buy, rather than lease, pagers, allowing the Company to more quickly recover capital invested in inventory, and rarely require discounts on service rates (although discounts for one year lump sum payments are common). Through the acquisitions of Parkway, Satellite Paging, Message Network and A+ Network, the Company inherited over 80 company-owned retail stores. These new outlets allow the Company continued access to the retail market place.

       With a renewed focus on both local and nationwide small business and consumer markets, the Company has begun entering into strategic partnerships with selected companies that have large customer bases such as long-distance providers and cable companies. This approach, which seeks to establish a mutually beneficial relationship for both parties, provides access to a market that is predisposed toward the Company's products and services. The Company expects these partnerships to become an increasingly important component of its distribution strategy in the future.

     - Maintenance of low cost operating structure. The Company is able to compete effectively and price its services competitively due to its low cost operating structure and its efficient use of capital. Administrative functions are consolidated in a national operations center which handles all back-office functions including management information systems, billing and inventory management. Acquisitions closed during 1996 more than doubled the size of the Company. The timely integration of these transactions into the Company's existing back-office systems will provide increased economies of scale and operating leverage in future periods.

     - Sale versus lease. The Company has focused virtually all of its new strategic initiatives on the sale rather than lease of paging units resulting in lower capital and debt requirements for unit growth. As the 1996 acquisitions are integrated and operating margins begin to expand, the Company believes its focus on COAM delineation will provide significant progress toward the Company's ultimate objective of generating free cash flow.

  Integration Strategy

     The Company's integration strategy is based upon the belief that certain functions are best performed and managed centrally and that others are best managed on a decentralized basis. During 1996, the Company has directed significant resources and management attention to the integration of the Parkway, Satellite Paging, Message Network and A+ Network acquisitions.

     The Company's integration strategy is designed to consolidate the acquired companies into Metrocall and create a homogenous company focused on the corporate mission of growing revenue, EBITDA while expanding its base of subscribers. In order to maximize operating efficiencies, certain functions must be performed centrally. The Company also believes that in order to maximize opportunity for acquisition of new customers and retention of existing customers, certain functions must be performed on a decentralized basis.

     Functional areas the Company believes should be performed centrally are accounting, finance, cash management, accounts payable, accounts receivable, payroll, inventory, billing systems, information systems management, network engineering, human resource and employee benefit management. Functional areas that the Company believes should be managed in a decentralized environment in order to better respond to customer and competitive demands are sales, marketing, customer service and technical maintenance.

     During 1996 the Company directed significant resources toward integrating and consolidating centralized functions of Parkway, Satellite, Message Network and A+ Network properties. By year end, the Company had completely consolidated and centralized all accounting and financial functions, human resources, inventory and network engineering of Parkway, Satellite Paging and Message Network. The process of consolidating these functions has begun for the A+ Network. Decentralized functions such as sales and customer service at A+ Network, Parkway Paging, Satellite Paging and Message Network adopted Metrocall's operating practices and standards to form a fully integrated sales and service organization. Both Parkway and A+ Network utilized the same billing platform as the Company bringing significant synergies to the integration effort. Subsequent to year end, Message Network's billing system was converted into the Company's leaving only Satellite's billing system to be converted.

     The Company gained operating synergies through the consolidation of duplicative functions and the elimination of job functions and people resources. Vendor consolidation for purchases of services, materials and products have resulted in savings through increased volume discounts and economies of scale.

  Technical Infrastructure and Broadcast Spectrum

     The Company believes that a major point of competitive differentiation is the quality of its paging networks. The Company has developed a state-of-the-art paging system deploying current technology which achieves optimal building penetration, wide-area coverage and the ability to deliver new and enhanced paging services. During 1996, the Company added more than 1,000 transmitter sites to its paging networks though internal construction and acquisitions. Through its 1996 acquisitions, the Company has also increased its total available broadcast spectrum in the Northeast, Southeast and Southwest regions of the United States. The Company has existing paging transmission equipment and spectrum capacity sufficient to support anticipated future growth.

     The Company's exclusive 929.5125 MHz nationwide network provides signal coverage on a common frequency in each of the top 100 SMSAs in the United States. The network is operated through Company owned transmitters and provides nationwide service coverage in approximately 1,000 cities. The Company incurred significant expenditures throughout the first three quarters of 1996 while it completed the expansion and build-out of this nationwide network. The network allows the Company to provide subscribers with low cost, price competitive nationwide paging service, and also provides the Company a platform from which to enter new markets cost effectively by using the existing nationwide network infrastructure to carry a local frequency during the start-up period. In this way, the Company can place a local or regional frequency in a pre-existing nationwide transmitter and thus begin service in a new market at low incremental cost without delay. Customers in new markets opened in this way can be economically serviced by the National Customer Operations Center until such time as a local sales office is established.

     The Company has a second exclusive nationwide network which has been fully constructed on the 929.1875 MHz frequency. Ownership of this second nationwide frequency ensures the Company has the flexibility to expand its operations without potential capacity constraints.

     Together, the Company has over 1,150 transmitters on its two nationwide networks with capacity to serve over one million additional subscribers. Each of the Company's nationwide networks is fully compatible with the Motorola InFlexion technology designed for high speed transmission and signaling. The Company has more than 2,750 transmitters sites operating on a local, regional and nationwide basis.

NEW PRODUCTS AND SERVICES

     The Company differentiates itself from its competitors by offering its customers a variety of value-added services packaged to reflect the specific subscriber's business or personal needs. Value-added services are billed as an enhancement to the basic service and tend to result in higher ARPU. Two of these valued added services, "One Touch" and "Metrocall Nationwide," are currently available.

     One Touch Service(TM). In June of 1995, the Company introduced its "One Touch" (sometimes referred to as a "virtual office") advanced messaging service. Each One Touch subscriber is assigned a personal "1-800" telephone number and voice mailbox for a monthly fee. Through one telephone number, customers can have calls routed to a home, office or cellular phone and enjoy voice messaging and fax storage and forwarding services, all with instant notification of mailbox activity via their pager. One Touch services are offered either separately or in individualized packages designed to meet the needs of special markets or affinity groups. The Company will, in the near future, bill customers on a per-transaction basis (e.g., per page for faxes) where appropriate, which should serve to increase per unit revenues. The Company also will, in the near future, offer long distance service connection as part of the One Touch service options. All One Touch services are available to new and existing customers. An existing subscriber who desires One Touch services does not require new equipment.

     Metrocall Nationwide. Through its Nationwide Network the Company is able to offer low-priced nationwide paging services in approximately 1,000 cities in the top 100 SMSAs. Coverage is currently available in heavily traveled areas in each location (e.g., airports, central business districts) and can be expanded by the Company as warranted by customer demand for regional and nationwide service.

     PCS Strategy. During 1994, the FCC auctioned 1,237.5 KHz of narrowband personal communication services ("PCS"') spectrum. The Company believes this spectrum will allow paging operators to offer a broad array of new products and services which heretofore were impossible to offer given the limited spectrum allocated to traditional paging. These products include voice pagers, high speed alphanumeric pagers and pagers which will allow subscribers to acknowledge the receipt of messages. Several PCS systems are currently operational. The Company elected not to participate in the spectrum auctions because the Company believes that there will be ample PCS spectrum available which it can use to resell PCS services to its existing customers. For example, the Company, through its acquisition of A+ Network, has a minority ownership interest in CONXUS (formerly PCS Development Corporation), a nationwide narrowband PCS license holder, and has signed a memorandum of understanding to act as a co-developer of technology, co-carrier of signal and distributor of services. The Company's affiliation with CONXUS should enable it to offer its subscribers narrowband PCS services without the licensing or capital cost associated with the construction of a narrowband PCS network. The Company is pursuing similar relationships with other PCS developers and operators. The Company believes that the current generation of narrowband PCS product offerings are untested and subject to speculation and uncertainty regarding competitive performance and financial viability. The Company believes that until such performance and viability measures have been proven, it will only offer such PCS services on a resale basis electing not to incur the capital investment in equipment and broadcast spectrum.

PAGING OPERATIONS

     Subscribers and Services. The Company currently provides four basic types of paging services: (i) digital display pagers, which permit a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired; (ii) alphanumeric display pagers, which allow the subscriber to receive and store text messages; (iii) tone-only pagers, which notify the subscriber that a call has been received by vibrating or emitting a beeping sound; and (iv) tone-plus-voice pagers, which emit a beeping sound followed by a brief voice message. The Company provides digital display, alphanumeric display and tone-only service in all its markets, and provides tone-plus-voice service in a few markets. Digital display paging service, which was introduced by the paging industry over 10 years ago, has in recent years grown at a faster rate than tone-only or tone-plus-voice service. A substantial majority of the Company's pagers in service at December 31, 1996 were digital display pagers.

     Alphanumeric display service, which was introduced in the mid-1980s, has grown at increasing rates as users and dispatch centers overcome technical and operational obstacles to data input. For example, the Company now markets, under its service mark "Notesender," a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers. Alphanumeric paging access is also available via the Company's internet website, www.metrocall.com, where any internet user can access our on-line alphanumeric paging software. The Company also provides enhancements and ancillary services such as personalized automated answering services, message protection, annual loss protection and maintenance service on equipment. Personalized automated answering services allow the subscriber to record a message that greets callers who reach the subscriber's voice mailbox. Message protection allows a subscriber to retrieve any calls that come in during the period when the subscriber was beyond the reach of the Company's radio transmitters. Annual loss protection allows subscribers who lease pagers to limit their costs of replacement upon loss or destruction of the pager. Maintenance services are offered to subscribers who own their own pagers.

     The Company's subscribers either lease or buy their pagers and purchase either local, regional, multi-regional or nationwide service. Contracts with large unit volume subscribers are typically for two to three year terms, while contracts with smaller volume subscribers generally have one year terms with annual renewals. The Company receives additional revenue for enhanced services such as voice mail, personalized greetings and One Touch service. Volume discounts on lease costs and service fees are typically offered to large unit volume subscribers. In some instances, the Company's subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing and collection and related costs with respect to their customers.

     The following table sets forth as of December 31, 1994, 1995 and 1996 the respective numbers and percentages of pagers that are (i) serviced and owned by the Company, (ii) serviced by the Company and owned by subscribers, (iii) serviced by the Company and owned by subscribers sold through Company-owned retail stores, (iv) serviced by the Company through resellers and owned by the resellers or their subscribers, (v) serviced by the Company through other paging carriers and owned by the carrier or their subscribers and (vi) serviced by the Company and owned by subscribers who acquire equipment and service through retailers.

                         OWNERSHIP OF PAGERS IN SERVICE

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                    1994(1)             1995             1996(2)
                                                 --------------    --------------    ----------------
Direct Channels:
  Company owned and leased to subscribers.....   319,565     42%   380,951     40%     690,382     32%
  Subscriber owned (COAM).....................   171,605     23    170,019     18      271,837     13
  Company-owned retail stores.................        --     --         --     --      114,192      5
Indirect Channels:
  Resellers...................................   223,172     30    339,556     36      865,221     41
  Strategic partners and affiliates...........        --     --         --     --      130,142      6
  Retail......................................    41,204      5     53,487      6       70,577      3
                                                 -------    ---    -------    ---    ---------    ---
     Total....................................   755,546    100%   944,013    100%   2,142,351    100%
                                                 =======    ===    =======    ===     ========    ===

---------------
(1) Includes approximately 420,000 pagers in service acquired in the FirstPAGE and MetroPaging acquisitions.

(2) Includes approximately 900,000 pagers in service acquired in the Parkway, Satellite Paging, Message Network and A+ Network acquisitions.

     Sales and Marketing. Subscribers who use paging services have traditionally included small business operators and employees, professionals, medical personnel, sales and service providers, construction and tradespeople, and real estate brokers and developers. However, paging's appeal to the mass market is growing, and the service is increasingly being adopted by individuals for private, nonbusiness uses such as communicating with family members and friends.

     While the Company historically has relied on its direct sales force to obtain paging customers, it has implemented a strategy to capitalize on the growing mass market appeal of paging products. This sales and marketing strategy incorporates a multi-tiered distribution system that utilizes the following distribution channels to access different market segments: (i) the Company's own direct sales staff that concentrates on business accounts; (ii) database telemarketing conducted by Company-employed professional sales staff which utilizes computerized lead management and professional telemarketing techniques to identify primarily small businesses and professionals as potential subscribers; (iii) Company-owned retail stores, designed to sell higher ARPU products and services to the consumer market; (iv) resellers, who purchase bulk paging services and resell them to their own subscribers generally on a private label basis; (v) retail outlets that sell pagers to the emerging consumer market; (vi) independent dealers, representatives and agents, who use their own sales forces to sell Metrocall paging equipment and services to their established customer bases; (vii) strategic alliances, who market the Company's products and services to established customer bases; and (viii) affiliates, who offer expanded coverage options to their customers utilizing a Company-owned frequency. As of December 31, 1996, the Company, through its 130 sales and administrative offices, employed a sales force of 870 sales representatives, including the Company's direct sales staff, telemarketing professionals and sales representatives who call on retailers and resellers. The Company's distribution channels are described briefly below.

  Direct Distribution Channels

     - Direct Sales. Direct sales personnel sell primarily to businesses, placing special emphasis on key accounts, which are accounts that are of strategic importance to the Company. The businesses targeted by the Company's direct sales personnel are generally those that have highly mobile employees or employees with multiple work locations. Examples include hospitals, sales and service organizations, specialty trades, transportation, construction and manufacturing companies and government agencies. Direct sales personnel are compensated based on a percentage of sales contract value (plus certain quota incentives), reduced by any cancellations within the first 120 days of a contract. As previously discussed, sales compensation plans are designed to motivate direct sales personnel to increase sales of higher revenue products, such as nationwide service, alphanumeric service, voice mail, One Touch and other value-added services.

     - Database Telemarketing. The Company's internal, professionally-trained staff uses computerized lead management and telemarketing techniques combined with the Company's proprietary lead screening and development protocol to generate sales. Using acquired lists to focus their effort, the internal staff targets groups of consumers and small businesses who have a propensity to use paging services but are either in a region where the Company does not have a direct sales effort or are not reached by other distribution channels. Telemarketing salespeople are compensated on a salary plus commission basis. The cost to add a new subscriber through this channel is lower than the cost through the direct sales channel.

     - Company-Owned Retail Stores. Through the transactions with Parkway, Satellite Paging, Message Network and A+ Network, the Company acquired over 80 Company-owned retail outlets. These outlets are designed to sell higher ARPU services to the consumer market segment directly while providing a point of presence for the Company to enhance its brand recognition. These retail outlets take a variety of forms such as, in-line mall stores, kiosks, mall carts, retail merchandising units and strip center locations. Product offerings sold to consumers at these locations are paging, messaging, cellular, long distance, PCS and related accessories. Many of these locations function as customer service and payment centers in addition to offices for direct sales representatives.

  Indirect Distribution Channels

     - Resellers. Resellers buy bulk paging services from the Company for resale to their own business clients and individual customers. The Company issues one monthly bill to each reseller who is responsible for marketing, billing and collection, and equipment maintenance. As a result of emphasizing this channel, the Company is able to achieve high network utilization at low incremental cost. The Company does not lease pagers to resellers.

     - Retail Outlets. The Company sells pagers on a wholesale basis to retail outlets such as office supply, electronics and general merchandise chains for resale to consumers. These outlets are selected based on factors such as the number of stores in a region and the extent of their advertising. The outlets sell the pager itself and provide limited customer service to the consumer. The Company provides sales incentives and advertising support, and emphasizes training of sales personnel to enhance the retail outlet's effectiveness and to ensure that the customer is well educated regarding the product. The Company does not lease pagers to retailers. The Company believes that as consumer awareness of the product grows, retailers will become an increasingly important distribution channel.

     - Independent Dealers, Representatives and Agents. The Company contracts with independent dealers, representatives and agents, including such outlets as small cellular phone dealers or independent specialty electronics stores. The Company typically uses dealers to reach specific consumer niches (e.g., ethnic or non-English speaking communities) and small businesses that are more efficiently accessed through this channel than through other distribution channels. In addition to selling the Company's pagers, independent dealers assist the subscriber in choosing a service plan and collect the initial payments. Independent dealers are paid commissions for their placement of customers with the Company.

     - Strategic Partners. The Company has entered into contractual agreements with several selected national distribution partners who sell or resell Metrocall's paging services to their existing and future customer constituency. The Company supplies many of these partners with turnkey solutions, custom branded, for network services, products, customer services, billing, collections and fulfillment. The Company's strategy is to provide these value added services to enhance the business relationship and margin opportunities for both parties. Alliances with companies in the long distance, local exchange, cable, retail, direct response and multi-level marketing businesses have been engaged. The Company believes that these programs will help deliver paging services to market segments that our other distribution channels can not cost effectively reach.

     - Affiliates. Through the merger with A+ Network, the Company now has a network of over one hundred paging carriers or affiliates that resell services on the 152.480 MHz private carrier paging frequency. The affiliates are independent owners of paging systems operating on this frequency in various markets throughout the nation who sell expanded coverage to their customers by utilizing the Company's infrastructure that links these independent networks to provide wide area and nationwide paging on a single channel. The Company provides expanded coverage options for approximately 130,000 subscribers throughout the nation through its affiliate network.

     The following table sets forth information regarding numbers of pagers in service by distribution channel at December 31, 1994, 1995 and 1996.

                   PAGERS IN SERVICE BY DISTRIBUTION CHANNEL

                                                                    DECEMBER 31,
                                          ----------------------------------------------------------------
                                                 1994                  1995                   1996
                                          ------------------    ------------------    --------------------
                                          NUMBER     PERCENT    NUMBER     PERCENT     NUMBER      PERCENT
                                          -------    -------    -------    -------    ---------    -------
Direct(1)..............................   491,170       65%     550,970       58%     1,076,411       50%
Indirect(2)............................   264,376       35      393,043       42      1,065,940       50
                                          -------    -------    -------    -------    ---------    -------
     Total.............................   755,546      100%     944,013      100%     2,142,351      100%
                                          =======    =====      =======    =====       ========    =====

---------------
(1) Includes rental, COAM and Company-owned stores.

(2) Includes resellers, affiliates, retailers and independent dealers, representatives and agents.

     Centralized Organizational Structure. In order to minimize its cost structure, the Company centralizes operating functions where possible, utilizes common billing and subscriber management systems throughout its markets. The Company's centralized operating structure focuses regional management on sales and distribution by transferring technical and back-office responsibilities to a central location.

     The Company's administrative and back-office functions are located in a single national operations center in Alexandria, Virginia. These functions include all accounting, management information systems, inventory and order fulfillment. As discussed earlier, the Company is in the process of integrating its 1996 acquisitions into this structure.

     The Company also maintains a centralized National Customer Operations Center. The Company's National Customer Operations Center handles customer inquiries from existing and potential customers and supports the Company's strategic distribution initiatives. The National Customer Operations Center is staffed with approximately 150 employees and is open six days per week (with emergency service provided seven days a week, 24 hours a day) with a toll-free access number. In addition to responding to local customer service inquiries, the National Customer Operations Center is a critical factor in marketing and servicing the Nationwide Network to all markets in the United States. Efforts are made to satisfy customers on initial inquiry to avoid repeat calls, thereby increasing customer satisfaction and decreasing costs. The Company employs state-of-the-art call management equipment (such as an automated call distribution system) to provide quality customer service. The Company tracks both productivity and quality of performance of its customer service representatives.

     The Company also focuses on the allocation of administrative costs over a greater number of units in service. While the Company expects revenue from units in service to grow through internal growth, geographic expansion and its recent acquisitions, the Company's administrative costs are expected to grow at a much lower rate.

     Network and Equipment. The Company has developed a state-of-the-art paging system deploying current technology which achieves optimal building penetration, wide-area coverage and the ability to deliver new and enhanced paging services. This existing paging transmission equipment has significant capacity to support future growth.

     The Company's paging services are initiated when telephone calls are placed to the Company's paging terminals. These state-of-the-art terminals, which the Company maintains within its service areas, have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal. The Company's paging terminals direct pages to the Company's primary satellite, which signals terrestrial network transmitters providing coverage throughout the service area.

     The Company operates a series of regional operating systems or networks consisting of primary networks servicing the states of Arizona, California and Nevada, and the area from Boston to the Virginia/North Carolina border. The Company also has two exclusive licenses issued by the FCC for the same channel in each of the largest 100 SMSAs and began operations of the Nationwide Network on the channel in November 1993. The Company is also capable of providing local paging in each market serviced by the Nationwide Network by using nationwide transmitters to carry local messages. Services provided through the Nationwide Network are marketed to subscribers directly through the Metrocall sales force and indirectly through retailers and resellers.

     The Company does not manufacture any of the pagers or related transmitting and computerized paging terminal equipment used in the Company's paging operations. The equipment used in the Company's paging operations is available for purchase from multiple sources, and the Company anticipates that equipment and pagers will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of pagers, transmitters, computers and other paging equipment, the Company is able to design, supply and operate its systems without being dependent upon any single source of such equipment. The Company continually evaluates new developments in paging technology in connection with the design and enhancement of its paging systems and selection of products to be offered to subscribers.

     The Company achieves cost savings by purchasing pagers for a volume discount from a limited number of companies, including Motorola, Inc. ("Motorola"), from which the Company currently purchases most of its pagers, and NEC America, Inc. The Company purchases its transmitters and paging terminals from Motorola and Glenayre Electronics, Incorporated.

PAGING INDUSTRY OVERVIEW

     Industry sources estimate that there were approximately 43.0 million pagers in service in the United States at the end of 1996. Industry sources also indicate that in recent years the number of pagers in service in the United States has been growing at annual rates in excess of 20% per year and predict that the number of pagers in service will continue to grow at compound annual growth rates of approximately 15% through the year 2000. Factors that have been described as contributing to this growth include (i) declining costs of service, (ii) increasing consumer awareness of the benefits of mobile communications, (iii) introduction of new or enhanced paging equipment and services, and (iv) expanding channels of distribution.

     Although the United States paging industry has over 600 licensed paging companies, the Company estimates that the ten largest paging companies, including Metrocall, currently serve approximately 80% of the total paging subscribers in the United States. These paging companies are facilities-based, Commercial Mobile Radio Service ("CMRS") providers, previously classified as either Radio Common Carrier ("RCC") or Private Carrier Paging ("PCP") operators, servicing over 100,000 subscribers each in multiple markets and regions.

     The Company believes that future developments in the paging and wireless communications industry will include (i) technological improvements that permit increased service and applications to a wider market on a cost-effective basis,
(ii) consolidation of smaller, single-market operators and larger, multi-market paging companies, and (iii) increased numbers of pagers in service, as a result of general expansion into consumer and retail markets. Recent technological developments in the paging industry include new paging services such as "confirmation" or "response" paging that have the ability to send a message back to the paging system that confirms that the paging message has been received, digitized voice paging, two-way paging and notebook and sub-notebook computer wireless data applications. Narrowband PCS may offer the ability to provide some of these services on an expanded basis. While these services have been proven technologically feasible, the economic viability has not been tested based on the cost of licenses and capital infrastructure requirements.

PAGING TECHNOLOGY

     Paging is a method of one-way wireless communications that uses an assigned radio frequency to contact a paging subscriber anywhere in a service area. A subscriber carries a pager that receives messages by the broadcast of a one-way radio signal. To contact a subscriber, a message is usually sent by placing a telephone call to the subscriber's designated telephone number. The telephone call is received by an electronic paging switch which then generates a signal that is sent to radio transmitters in the service area. Depending upon the topography of the service area, the operating radius of a radio transmitter typically ranges from three to 20 miles. The transmitters send a signal that is received by the pager carried by the subscriber and is delivered as a tone, vibration, numeric or alphanumeric message. A tone-only pager notifies the subscriber that a call has been received by emitting a beeping sound or vibration. In the case of tone-plus-voice service, the subscriber's pager emits a beeping sound followed by a brief voice message. Depending upon the type of pager in use, the subscriber may receive a message that is displayed on the pager or a subscriber may call his or her home, office or telemessaging service to receive the message. A digital display pager permits a caller to transmit to the subscriber a numeric message that may consist of a telephone number, an account number or coded information. A digital display pager has the memory capability to store several numeric messages that can be recalled by the subscriber when desired. Alphanumeric display paging service allows subscribers to receive and store messages consisting of both numbers and text.

     Metrocall believes that paging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area either directly to a person traveling or to various fixed locations. Because it is a one-way communication tool, paging is an inherently lower cost way to communicate than two-way communication methods. For example, pagers and air time required to transmit an average message cost less than equipment and air time for cellular and other wireless PCS telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single AAA battery. Paging subscribers generally pay a flat monthly service fee, which covers a certain number of messages sent to the subscriber. In addition, pagers are unobtrusive, portable and historically have not become obsolete even in the face of substantial technological advances in the communications industry. Growth in the number of cellular telephone customers is increasingly viewed as a complement to wireless messaging. Many cellular telephone customers use pagers in conjunction with their telephones to screen incoming calls and minimize battery use and cellular usage charges.

COMPETITION

     The Company experiences competition from one or more paging operators in all of the regions in which it operates. Some of the Company's competitors have greater financial resources than the Company. Since 1988, the Company has competed with Paging Network, Inc. ("PageNet"), the world's largest provider of paging services, in all of the Company's major markets. The Company believes that competition for subscribers is based on price, geographic coverage and quality of service. Metrocall believes that it compares favorably with its competitors on these bases.

     With the introduction of the Nationwide Network, the Company's principal competitors for national accounts are MobileMedia Communications, Inc. (using the trade name MobileComm), SkyTel Corporation ("SkyTel"), a subsidiary of MTEL, Inc., PageMart, Inc. ("PageMart"), and PageNet. In addition to MobileComm, SkyTel, PageMart and PageNet, the Company is aware of other paging companies that offer, or intend to offer, nationwide paging services to their subscribers.

     In 1994, the FCC began auctioning licenses for new PCS. PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile voice and data communications. There are two types of PCS, narrowband and broadband. Narrowband PCS is expected to provide enhanced or advanced paging and messaging capabilities, such as "acknowledgment paging" or "talk-back" paging. Broadband PCS is expected to provide new types of communications devices that will include multi-functional portable phones and imaging devices. PCS providers may compete directly and indirectly with the Company.

     Future technological developments in the wireless telecommunications industry, such as PCS, and enhancements of current technology could create new products and services which might compete with the paging services currently offered by Metrocall. There can be no assurance that Metrocall would not be adversely affected by such technological change.

REGULATION

     Federal. Metrocall's paging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act requires that the Company obtain licenses from the FCC to use radio frequencies to conduct its paging operations within specified geographic areas. In addition to authorizing the use of the radio frequencies, FCC licenses awarded to the Company set forth the technical parameters, such as maximum power and tower height, under which the Company is permitted to use those frequencies.

     The Company has historically provided paging services as both an RCC operator and PCP operator. Traditionally, RCC frequencies were assigned on an exclusive basis to a single licensee in a service area; RCCs were subject to regulation by the states as well as by the FCC and were permitted (indeed, required) to provide service to anyone requesting such service. PCP frequencies were assigned on a shared basis (i.e., multiple parties in the same area could apply for and obtain a license to use the same frequency); there were restrictions on eligibility of PCP customers; and the states were preempted from regulating PCP entry, rates, operation, terms of service, etc.

     In 1993, the FCC permitted PCPs to provide service to individuals, rather than only for business purposes. Additionally, in November of 1993, the FCC adopted new rules to provide "channel exclusivity" to PCP operators operating on certain 929 MHz frequencies, provided the licensee meets certain qualifications. The Company has obtained nationwide exclusivity on two of its 929 MHz frequencies (one used for the Nationwide Network; the other obtained in the First PAGE acquisition). Under the FCC's current rules, no other entity may apply anywhere in the U.S. on either of the Company's frequencies. Any PCP licenses other than the Company's that were previously granted by the FCC may continue operating on those frequencies, but those other licensees will not be allowed to expand their paging services beyond their existing coverage areas. Additionally, on other 929 MHz frequencies, the Company has local exclusivity in the Chicago, IL area, and for regional exclusivity in the Northeast, Mid-Atlantic, and (through the A+ Network merger) Southeast areas of the United States.

     PCP channels below 900 MHz are still allocated on a shared basis. The Company obtained a 152.480 MHz shared frequency network through its merger with A+ Network. Applications for those frequencies are first processed through a frequency coordinator, which attempts to minimize overcrowding on a given frequency. The coordinator then files the applications with the FCC, which processes them on a first-come, first-served basis. So long as a given PCP frequency is not congested with multiple licensees, the subscriber would not perceive any differences between shared PCP services and exclusive paging services. In most areas of the country where the Company holds shared PCP licenses, the Company is the only paging operator, or one of only a few operators, licensed on its particular frequency in that area.

     In August of 1993, as part of its Omnibus Budget Reconciliation Act (the "Budget Act"), Congress amended the Communications Act to, inter alia, replace the prior common carrier and private radio definitions with two newly defined categories of mobile radio services: (1) CMRS (commercial mobile radio service) and (2) PMRS (private mobile radio service). The CMRS definition essentially supplants the prior RCC definition. The FCC has determined that PCP and RCC paging services are classified as CMRS. The FCC has adopted technical, operational and licensing rules for CMRS, which became effective on January 2, 1995, and which became applicable to "grandfathered" PCP operators (including the Company) on August 10, 1996.

     Pursuant to authority granted by the Budget Act, the FCC has "forborne" from enforcing against all CMRS licensees the following common carrier regulations under Title II of the Communications Act: any interstate tariff requirements, including regulation of CMRS rates and practices; the collection of intercarrier contracts; certification concerning interlocking directorates; and FCC approval relating to market entry and exit. Additionally, the Budget Act preempted state authority over CMRS entry and regulation.

     Historically, paging licenses have been issued for terms of either 10 years (for RCCs) or 5 years (for PCPs); all paging licenses issued in the future will be for 10-year terms. Renewal applications must be approved by the FCC. The Company's current licenses have expiration dates ranging from 1997 to 2007. In the past, FCC renewal applications have been routinely granted. Although there can be no assurance that any future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based on its experience to date, the Company knows of no reason to believe such applications would not be approved or granted.

     The Communications Act also requires prior FCC approval for acquisitions by the Company of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any such future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based on its experience to date, the Company knows of no reason to believe such applications would not be approved or granted.

     The Communications Act places limitations on foreign ownership of CMRS licenses. These foreign ownership restrictions limit the percentage of Company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, foreign governments or their representatives, or foreign corporations. The Company's Certificate of Incorporation permits the redemption of the Common Stock from stockholders where necessary to protect the Company's compliance with there requirements.

     The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, and may impose fines for violations of its rules. Under certain circumstances, the Company's license applications may be deemed "mutually exclusive" with those of other paging companies, in which case, the FCC would select between the mutually exclusive applicants. The FCC previously used lottery procedures to select between mutually exclusive applications. Pursuant to authority granted by the Budget Act, the FCC will in the future select between mutually exclusive CMRS paging applications through competitive bidding procedures (i.e., auctions).

     Paging licenses have traditionally been issued on a site-specific basis. On February 19, 1997, the FCC adopted rules to issue most paging licenses for large, FCC-defined service areas. Although the rules are subject to a pending appeal and potential petitions for reconsideration, if they become "final", the following changes will occur. Licenses for 929 MHz PCP and 931 MHz RCC frequencies will be issued for larger geographic areas than licenses for RCC frequencies in lower frequency bands (which will be licensed in "Economic Areas" or "EAs"). Shared PCP frequencies will continue to be allocated on a shared basis and licensed in accordance with existing, site-specific procedures; however, the FCC is considering changes to the application and licensing rules for these frequencies. Mutually exclusive geographic area applications for all RCC frequencies and exclusive 929 MHz PCP frequencies will be awarded through an auction process. The FCC has stated that it will dismiss all pending mutually exclusive applications for these frequencies , as well as all applications filed after July 31, 1996 regardless of mutual exclusivity . A filing "freeze" is in effect for the non-nationwide, exclusive paging frequencies pending commencement of the auctions. The FCC has not yet announced when paging auctions will begin, or the order in which it will make the various frequencies and geographic areas available for bidding. Incumbent licensees will be able to trade in their existing licenses for a single "wide-area" license based upon their current coverage; incumbents will be entitled to interference protection from the auction winners and will be able to modify their facilities within that area, but they will not be permitted to expand their existing coverage.

     Because auctions are new to paging, the Company cannot predict their impact on its paging business. At least initially, competitive bidding may increase the Company's costs of obtaining licenses. The FCC's wide-area licensing and auction rules may also serve as entry barriers to new participants in the paging industry. In any service area where the Company is the successful bidder, or where it trades in its licenses for "wide-area" licenses, the Company will save on the application costs associated with modifying and adding facilities within its service areas, and no other entity will be able to apply for the Company's frequencies within those areas, Conversely, in geographic areas where the Company is not the high bidder, its ability to expand its service territories in those geographic areas will be curtailed. The Company's nationwide frequencies will not be subject to competitive bidding, although the FCC is considering imposing additional "build-out" requirements on the Company and other nationwide licensees.

     The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company's business. Such actions could affect the scope and manner of the Company's services, or could lead to increased competition in the paging industry. Other changes may have a positive impact for the Company. For example, under the Telecommunications Act of 1996 (the "Telecom Act") and the FCC's interpreting orders, local exchange carriers ("LECs") are prohibited from charging paging carriers for the "transport and termination" of LEC-originated local calls. This could lead to substantial cost savings for the Company. Moreover, under the Telecom Act and the FCC's rules, paging services are entitled to compensation from any telecommunications carrier that terminates a call on a paging network. This could lead to additional revenues for paging carriers. The Company cannot predict the final outcome of any FCC proceeding or the possible impact of future FCC proceedings.

     State. The Budget Act preempts all state and local rate and entry regulation of all CMRS operators. The Budget Act became effective August 10, 1994. Entry regulations typically refer to the process whereby an RCC operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that RCC operators file a tariff describing the Company's rates, terms and conditions by which it provides paging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of the Company's business in the form of zoning regulations, or "health and safety" measures. The Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on its experience to date, the Company knows of no reason to believe such approvals would not be granted. The Telecom Act requires that state and local zoning regulations shall not unreasonably discriminate among providers of "functionally equivalent" wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. The Telecom Act provides for expedited judicial review of state and local zoning decisions. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC's requirements.

     Pursuant to the Budget Act's preemption provisions, in August 1994, eight states petitioned the FCC to retain rate regulation authority over intrastate CMRS operators. The FCC denied those petitions, and all appeals before the FCC have been exhausted. One state, Connecticut, filed an appeal of the FCC's order denying its petition with the U.S. Court of Appeals for the Second Circuit; the Second Circuit affirmed the FCC's decision in early 1996.

     Legislative Changes. From time to time, federal and state legislators propose legislation that could affect the Company's business, either beneficially or adversely. For example, the Budget Act requires the FCC to hold public auctions to award new PCS licenses throughout the United States. While PCS services do not pose an imminent threat to the Company's business, such regulatory and legislative actions may increase competition and affect the Company's cost of operations. The recently-enacted Telecom Act will also have an impact on the paging industry; the Company expects that that impact will be mostly positive. For example, the Telecom Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires LECs to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls, provide other telecommunications carriers access to the network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The Telecom Act also requires the FCC to appoint an impartial entity to administer telecommunications numbering and to make numbers available on an equitable basis. Additionally, as previously indicated, the Telecom Act restricts state and local authority with regard to zoning and environmental regulation of telecommunications operators. Other provisions of the Telecom Act, however, may provide for increased competition to the Company (for example, the provisions allowing the FCC to forbear from applying regulations and provisions of the Communications Act to any class of carriers, not only to CMRS, and the provisions allowing public utilities to provide telecommunications services directly) and may impose additional regulatory costs (for example, provisions requiring contributions to universal service by providers of both interstate and intrastate telecommunications). The Company cannot predict the impact of such legislative actions on its operations.

     The foregoing description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to the Company's operations.

SEASONALITY

     Generally, Metrocall's operating results are not significantly affected by seasonal factors. However, selected markets reflect slower new pager replacements during the winter months.

TRADEMARKS; SERVICE MARKS

     "Metrocall" is a registered trademark with the U.S. Patent and Trademark Office ("Trademark Office") and is owned by the Company. The Company markets its paging services under the service marks "Datacall," "Metronet" and "Metromessage." In addition, the Company owns the service marks "In Touch," which it has used in connection with its paging services, and "Metrotext", which it has used in connection with its marketing of computer programs designed for use in transmitting alphanumeric messages from personal computers to pagers. Copyright registration has been granted to the Metrotext computer program. During 1996, the Trademark Office granted service marks for "Metrofax" and "The Power in Paging." The Company has applications with the Trademark Office for service marks "One Touch," "EZ Pack Paging" and "Notesender."

EMPLOYEES

     As of December 31, 1996, the Company had 2,321 full and part-time employees, none of whom is represented by a labor union. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company does not hold title to any real property, although the Company and its affiliates own interests in certain properties. At December 31, 1996, the Company leased commercial office and retail space at approximately 130 locations in approximately 32 markets used in conjunction with its paging operations. These office leases provide for monthly payments ranging from approximately $450 to $40,000 and expire, subject to renewal options, on various dates through July 2010.

     In April 1994, Metrocall entered into a 10-year lease for additional office space near its existing headquarters building. The lease may be renewed for two additional five-year periods. The lease provided for initial annual rent of approximately $450,000 or $37,500 per month, with annual escalation of 3%. In connection with this lease, Metrocall also has an option, exercisable from January 2, 1995 through December 31, 1997, to acquire a 51% interest in the property for approximately $2.9 million. On January 1, 1997, the Company expand the office space under this lease increasing total payments to approximately $68,000 per month.

     The Company leases sites for its transmitters on commercial broadcast towers, buildings and other fixed structures. During 1996, the Company leased transmitter sites for monthly rentals ranging from approximately $100 to $6,000 that expire, subject to renewal options, on various dates through June 2012.

ITEM 3. LITIGATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders held on November 6, 1996, the following proposals were adopted by the vote specified below:

                                                                                              BROKER
                      PROPOSAL                            FOR         AGAINST     ABSTAIN    NONVOTES
----------------------------------------------------   ----------    ---------    -------    ---------
Ratification of Merger Agreement by and between
  Metrocall, Inc. and A+ Network, Inc. .............   10,048,433      222,941     16,227    3,643,500
Amendment to the Amended and Restated Certificate of
  Incorporation of Metrocall to increase the number
  of authorized shares of common stock from
  26,000,000 to 33,500,000..........................   13,520,927      391,674     18,500           --
Amendment to the Metrocall 1996 Stock Option Plan to
  increase the number of shares of common stock that
  may be issued thereunder by 1,000,000.............    6,483,649    3,597,233     50,836    3,799,383

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Common Stock is quoted and traded on The Nasdaq National Market under the symbol "MCLL." The following table sets forth for the periods indicated the high and low closing prices per share of the Common Stock as reported by The Nasdaq National Market.

                            CALENDAR YEAR 1995                       HIGH        LOW
        ----------------------------------------------------------  ------     --------
        Quarter ended March 31....................................  $18        $14 1/2
        Quarter ended June 30.....................................   18 3/8     17
        Quarter ended September 30................................   29         18
        Quarter ended December 31.................................   28 1/4     19 1/2

        CALENDAR YEAR 1996
        ----------------------------------------------------------
        Quarter ended March 31....................................  $21 1/4    $16 1/2
        Quarter ended June 30.....................................   21 3/4     10
        Quarter ended September 30................................   11          6 1/4
        Quarter ended December 31.................................    7 1/8      313/16

     On February 28, 1997, the last reported sales price of the Common Stock on The Nasdaq National Market was $5 3/4 per share. As of February 28, 1997, the Company had approximately 299 stockholders of record.

     Dividend Policy. The Company has not declared or paid any cash dividends or distributions on its capital stock since its initial public offering of Common Stock in 1993. The Company currently intends to retain future earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors, and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, certain covenants in the Company's Credit Facility, its Indenture and the terms of the Series A Convertible Preferred Stock restrict or prohibit the payment of cash dividends on the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 1992, 1993, 1994, 1995 and 1996. The historical financial data for each of the five years in the period ended December 31, 1996, have been derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto presented elsewhere herein.

                                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       1992        1993      1994(1)       1995       1996(1)
                                                     --------    --------    --------    --------    ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE,
                                                                     UNIT, AND PER UNIT DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service, rent and maintenance revenues............   $ 30,996    $ 33,111    $ 49,716    $ 92,160    $ 124,029
Product sales.....................................      4,196       4,549       8,139      18,699       25,928
                                                     --------    --------    --------    --------    ----------
         Total revenues...........................     35,192      37,660      57,855     110,859      149,957
Net book value of products sold...................     (3,439)     (4,130)     (6,962)    (15,527)     (21,633)
                                                     --------    --------    --------    --------    ----------
                                                       31,753      33,530      50,893      95,332      128,324
Operating expenses:
Service, rent and maintenance.....................      8,342       9,559      14,014      27,258       38,347
Selling, general and administrative(2)............     12,341      17,879      20,727      42,353       57,226
Depreciation and amortization.....................      6,594       6,525      13,829      31,504       58,196
                                                     --------    --------    --------    --------    ----------
Income (loss) from operations.....................      4,476        (433)      2,323      (5,783)     (25,445)
Interest and other (expense) income...............      1,212          77         161       2,011         (607)
Interest expense..................................     (2,631)     (1,331)     (3,726)    (12,533)     (20,424)
                                                     --------    --------    --------    --------    ----------
Income (loss) before income tax benefit
  (provision) and extraordinary item..............      3,057      (1,687)     (1,242)    (16,305)     (46,476)
Income tax benefit (provision)....................        (69)        (59)        152         595        1,021
                                                     --------    --------    --------    --------    ----------
Income (loss) before extraordinary item...........      2,988      (1,746)     (1,090)    (15,710)     (45,455)
Extraordinary item(3).............................         --        (439)     (1,309)     (4,392)      (3,675)
                                                     --------    --------    --------    --------    ----------
  Net income (loss)...............................      2,988      (2,185)     (2,399)    (20,102)     (49,130)
Preferred dividends...............................         --          --          --          --         (780)
                                                     --------    --------    --------    --------    ----------
  Income (loss) attributable to common
    stockholders..................................   $  2,988    $ (2,185)   $ (2,399)   $(20,102)   $ (49,910)
                                                     ========    ========    ========    ========    ==========
Loss per share attributable to common
  stockholders:
  Loss per share before extraordinary item
    attributable to common stockholders...........                           $  (0.14)   $  (1.34)   $   (2.84)
  Extraordinary item, net of income tax benefit...                              (0.16)      (0.38)       (0.23)
                                                                             --------    --------    ----------
  Loss per share attributable to common
    stockholders..................................                           $  (0.30)   $  (1.72)   $   (3.07)
                                                                             ========    ========    ==========
OPERATING AND OTHER DATA:
Units in service (end of period)..................    201,397     247,716     755,546     944,013    2,142,351
EBITDA(4).........................................   $ 11,070    $ 10,923    $ 16,152    $ 27,771    $  32,751
EBITDA margin(5)..................................      34.9%       32.6%       31.7%       29.1%        25.5%
Net cash provided by operating activities.........   $  8,858    $ 10,929    $ 11,796    $ 15,697    $  15,608
Net cash provided by (used in) investing
  activities......................................   $ 26,127    $(13,598)   $(19,227)   $(46,225)   $(327,904)
Net cash (used in) provided by financing
  activities......................................   $(34,167)   $  1,983    $  9,190    $151,329    $ 199,639
ARPU(6)...........................................   $  13.10    $  12.29    $  10.53    $   9.15    $    8.01
Average monthly operating expense per unit(7).....   $   8.74    $   8.39    $   7.36    $   6.71    $    6.28
Units in service per employee (end of period).....        730         716       1,007       1,047        1,086
Capital expenditures..............................   $  3,918    $ 13,561    $ 19,091    $ 44,058    $  62,110

                                                                           DECEMBER 31,
                                                     ----------------------------------------------------------
                                                       1992        1993        1994        1995        1996
                                                     --------    --------    --------    --------    ----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit).........................   $    531    $ (1,603)   $ (5,277)   $116,009    $  (7,267)
Cash and cash equivalents.........................      1,700       1,014       2,773     123,574       10,917
Total assets......................................     26,180      33,857     200,580     340,614      651,468
Total long-term debt..............................     31,143      12,102     104,846     154,055      327,792
Total stockholders' equity (deficit)..............    (11,374)     13,729      68,136     155,238      166,298

(Footnotes on following page)

          NOTES TO SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(1) 1994 and 1996 include the results of operations of acquired companies from their respective acquisition dates (see Note 3 to consolidated financial statements).

(2) Includes the impact of one-time, non-recurring charges for the forgiveness of certain stockholder notes receivable of approximately $4.8 million in 1993, and for severance and other compensation costs incurred as part of a management reorganization charge of approximately $2.0 million in 1995.

(3) In 1993, 1994 and 1995 the Company refinanced balances outstanding under its then existing credit facilities. As a result of this refinancing the Company recorded extraordinary items of $439,000, $1.3 million and $4.4 million, respectively, representing charges to expense unamortized deferred financing costs and other costs, net of any income tax benefits, related to those credit facilities. In 1996, the Company recorded an extraordinary item for costs of approximately $3.7 million paid to purchase the A+ Network 11 7/8% senior subordinated notes outstanding.

(4) EBITDA (earnings before interest, taxes, depreciation and amortization, and certain one-time charges), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of financial performance in the paging industry; EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which the Company's covenants are calculated under the Indenture and its credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion of significant capital requirements and commitments. EBITDA excludes non-recurring charges for the forgiveness of certain stockholder notes receivable of approximately $4.8 million in 1993, and approximately $2.0 million incurred as part of a management reorganization charge in 1995.

(5) EBITDA margin is calculated by dividing (a) EBITDA by (b) the sum of (total revenues less the net book value of products sold).

(6) ARPU (average monthly paging revenue per unit) is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. ARPU calculation excludes revenues derived from non-paging services such as telemessaging, long distance and cellular telephone.

(7) Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. For this calculation, operating expenses exclude non-recurring charges for the forgiveness of certain stockholder notes receivable of approximately $4.8 million in 1993, and approximately $2.0 million incurred as a part of a management reorganization charge in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this annual report.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the paging and wireless communications industry; pricing pressures which could affect demand for the Company's services; changes in labor, equipment and capital costs; future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

OVERVIEW

     Metrocall is the fifth largest paging company in the United States, based on 2,142,351 pagers in service as of December 31, 1996. From December 31, 1993 to December 31, 1996, the Company has increased its base of pagers in service from less than 250,000 to more than 2.1 million. This growth has been accomplished through a combination of internal growth and a program of mergers and acquisitions. In July, August, and November 1996, Metrocall completed the Parkway Paging, Satellite Paging, Message Network and A+ Network acquisitions, respectively. As a result of these acquisitions, Metrocall added approximately 900,000 subscribers to its base of pagers in service. In addition to the acquisitions, the Company grew its subscriber base by approximately 32% through internal growth. During 1995, the Company's total pagers in service grew approximately 25%, exclusively through internal growth. In August and November 1994, Metrocall completed the FirstPAGE acquisition and the MetroPaging acquisition, respectively. As a result of these acquisitions, Metrocall added approximately 420,000 subscribers to its base of pagers in service, more than doubling its total pagers in service during 1994 alone. The consolidated statements of operations for the years ended December 31, 1994 and 1996 includes the results of operations for acquired companies from their respective acquisition dates only. The definitions below relate to management's discussion of the Company's results of operations that follows.

     - Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from telemessaging, cellular and long distance services.

     - Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained ("COAM") pagers less net book value of pagers sold.

     - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of the Company's network systems and customer support centers.

     - Selling and marketing expenses: include salaries, commissions and administrative costs for the Company's sales force and related marketing and advertising expenses.

     - General and administrative expenses: include executive management, accounting, office telephone, rents and maintenance, information services and employee benefits.

     The Company derives the majority of its revenues from fixed periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's service, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have grown from $37.7 million for the year ended December 31, 1993 to approximately $150.0 million for the year ended December 31, 1996.

     In recent years, paging, including paging related services, has been one of the fastest growing, most cost competitive forms of wireless communications. Industry experts estimate that total pagers in service will increase to more than 75 million by the end of the century from approximately 43 million in 1996. In order to capitalize on this anticipated growth, the Company has expanded its channels of distribution to include Company-owned and operated retail stores, strategic partnerships and alliances, franchises and internet sales, among others; with each focusing on the sale rather than lease of pagers. The Company's average monthly service, rent and maintenance revenue per unit ("ARPU") for paging services for the years ended December 31, 1995 and 1996 was $9.15 and $8.01, respectively. This decline in ARPU is largely a function of the changing mix of distribution channels through internal growth and acquisitions and an overall average ARPU decline of approximately 6.6%. In order to increase penetration and maximize utilization of its network, the Company emphasizes a number of distribution channels characterized by lower ARPU, with correspondingly lower costs. For example, the Company's strategic partners and third-party resellers do not lease pagers from the Company and generally purchase services in large quantities at discounted prices. This lower revenue base is, however, offset by lower sales and administrative costs for their subscribers. The Company has reduced capital expenditure requirements for these new customers, as they do not need to make investments in paging equipment for these subscribers. More customers are purchasing pagers either directly from the Company or through Company owned retail stores, third-party retail outlets and the Company's strategic partners. While the Company does not earn lease revenues from these sold units, the overall capital expenditure requirement is reduced or eliminated. Enhanced services have partially offset declines in ARPU. The Company has been successful in marketing enhanced services such as nationwide paging service and voice mail, to its subscriber base, as well as branded customer service and billing services for the Company's strategic partners and franchisees. Such services carry a low incremental cost to the Company. The Company is attempting to offset declines in ARPU through the expansion of its distribution channels, continued marketing of enhanced services and expansion into support functions, including billing and customer service.

     The Company's growth and expansion into new markets, whether internal or through acquisitions, require significant capital investment for the installation of paging equipment and technical infrastructure. Additionally, the Company incurred significant expenditures throughout the first three quarters of 1996 while it completed the expansion and buildout of its nationwide network. The Metrocall Nationwide Network serves the top 100 Standard Metropolitan Statistical Areas. The Company also purchases pagers for that portion of its subscriber base that leases equipment from the Company.

     The Company's focus is now on integrating its 1996 acquisitions and increasing the utilization of its networks constructed during 1996. As a result of the completion of the Company's nationwide network and an emphasis on distribution channels through which pagers are sold rather than leased, capital expenditures are expected to be reduced in 1997. The combination of growing revenues and EBITDA along with reduced levels of capital expenditures should result in improving leverage ratios and access to capital in future periods. While the Company has no current outstanding commitments, other than the agreement to acquire the assets of Page America, the Company will continue to evaluate strategic acquisition targets in the future. Potential future acquisitions would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration and availability of financing.

     The Company's long-term strategy is to continue to expand its business by providing paging and other wireless communication services to an increasingly broad base of subscribers throughout the United States, while increasing total revenues and EBITDA and de-emphasizing that portion of the business which has historically leased pagers. The Company is seeking to increase its base of subscribers by expanding its operations in existing, contiguous and other markets, through start-up operations and internal growth. As discussed above, the Company significantly expanded its geographic coverage and subscriber base through four acquisitions in 1996. Furthermore, the Company has signed a definitive acquisition agreement to acquire the assets of Page America, as discussed below.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net revenues (total revenues less the net book value of products sold) represented by certain items in the Company's Consolidated Statements of Operations and certain other information for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1994       1995        1996
                                                              -------    -------    ---------
    CONSOLIDATED STATEMENT OF OPERATIONS DATA:
      Revenues:
         Service, rent and maintenance.....................      97.7%      96.7%        96.7%
         Product sales.....................................      16.0       19.6         20.2
         Net book value of products sold...................     (13.7)     (16.3)       (16.9)
                                                                -----      -----        -----
              Net revenues.................................     100.0      100.0        100.0
                                                                -----      -----        -----
      Operating expenses:
         Service, rent and maintenance.....................      27.4       28.6         29.9
         Selling and marketing.............................      14.6       16.4         18.9
         General and administrative........................      26.2       25.9         25.7
         Depreciation and amortization.....................      27.2       33.1         45.4
         Management reorganization charge..................        --        2.1           --
                                                                -----      -----        -----
      Income (loss) from operations........................       4.6       (6.1)       (19.9)
      Interest and other income............................       0.3        2.1         (0.5)
      Interest expense.....................................      (7.3)     (13.1)       (15.9)
      Loss before extraordinary item.......................      (2.1)     (16.5)       (35.5)
      Loss attributable to common stockholders.............      (4.7)%    (21.1)%      (38.9)%
    OTHER DATA:
      Units in service (end of period).....................   755,546    944,013    2,142,351
      EBITDA (in thousands)(1).............................   $16,152    $27,771    $  32,751
      Ratio of EBITDA to net revenues(1)...................      31.7%      29.1%        25.5%
      ARPU(2)..............................................   $ 10.53    $  9.15    $    8.01
      Average monthly operating cost per unit(3)...........   $  7.36    $  6.71    $    6.28

---------------
(1) EBITDA (earnings before interest, taxes, depreciation and amortization and certain one-time charges), while not a measure under GAAP, is a standard measure of financial performance in the paging industry; EBITDA should not be considered in isolation or as an alternative to net income (loss), income
    (loss) from operations, cash flows from operating activities or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which the Company's covenants are calculated under the Indenture and its credit facility. See "-- Liquidity and Capital Resources" for discussion of significant capital requirements and commitments. EBITDA excludes one-time, non-recurring charges for severance and other compensation costs of approximately $2.0 million incurred as a part of a management reorganization charge in 1995.

(2) ARPU (average monthly paging revenue per unit) is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. ARPU calculation excludes revenues derived from non-paging services such as telemessaging, long distance and cellular telephone.

(3) Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. For this calculation, operating expenses exclude a non-recurring charge of approximately $2.0 million incurred as a part of a management reorganization in 1995.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH DECEMBER 31, 1995

     Total revenues increased approximately $39.1 million from $110.9 million in the year ended December 31, 1995 ("1995") to approximately $150.0 million for the year ended December 31, 1996 ("1996"). Net revenues increased approximately $33.0 million, or 34.6% from $95.3 million in 1995 to $128.3 million in 1996. The increase is attributable to greater service revenues due to the growth of pagers in service from 944,013 at December 31, 1995 to 2,142,351 at December 31, 1996. The Parkway, Satellite Paging, Message Network and A+ Network acquisitions, completed in July, August and November 1996, respectively, added approximately 900,000 pagers to the Company's subscriber base. Operations of the acquired companies are included in the results of operations from their respective acquisition dates. ARPU for paging services has declined from $9.15 in 1995 to $8.01 in 1996 due primarily to the increase in the base of customers serviced through indirect channels (which generally have lower ARPU due to volume discounts) and an overall decline in monthly rates of approximately 6.6% during 1996. On a pro forma basis, assuming each of the acquisitions occurred on January 1, 1996, the ARPU for paging services (excluding long distance, telemessaging and cellular services) is estimated to have been $8.52 and $8.21 per month for the year and quarter ended December 31, 1996. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Net book value of products sold increased approximately $6.1 million from $15.5 million in 1995 to $21.6 million in 1996. The gross margin on products sold decreased from 17.0% in 1995 to 16.6% in 1996. Net book value of products sold increased principally due to the increase in product sales, partially offset by increased depreciation expense.

     Overall, the Company has experienced a decrease in total average operating expenses per unit in service (operating expenses per unit before depreciation and amortization) from 1995 to 1996. Average monthly operating expenses per unit decreased from $6.71 for 1995 to $6.28 for 1996. Each component of operating expenses is discussed separately below. Acquisitions require integration of each company's administrative, finance, sales and marketing organizations, as well as the integration of each company's technical network operations. Until the operations of A+ Network are fully integrated, the Company expects average operating expenses per unit to increase in 1997 from historical 1996 amounts. On a pro forma basis, assuming that all acquisitions were completed as of January 1, 1996, the Company's average monthly total operating expense per unit in service is estimated to have been approximately $7.05 for 1996 and $6.63 for the quarter ended December 31, 1996. The increase in average monthly total operating expense per unit is primarily due to higher overall per unit operating costs and a lower number of subscribers per employee in the A+ Network operations.

     Service, rent and maintenance expenses increased approximately $11.0 million from $27.3 million in 1995 to $38.3 million in 1996 and increased as a percentage of net revenues from 28.6% in 1995 to 29.9% in 1996. The Company estimates that this overall increase in service, rent and maintenance expenses is primarily attributable to the acquisitions of Parkway Paging ($1.1 million), Satellite Paging and Message Network ($1.2 million), and A+ Network ($2.4 million) and increased carrier line costs paid to third party service providers ($2.8 million), increased transmitter site rental costs associated with expanded system coverage ($1.7 million) and increased personnel costs ($1.7 million). On a per unit basis, monthly service, rent and maintenance expenses decreased from $2.71 in 1995 to $2.52 in 1996 as a result of combining operations for greater efficiencies. On a pro forma basis, assuming that all acquisitions were completed as of January 1, 1996, the Company's average monthly service, rent and maintenance expense per unit in service is estimated to have been approximately $2.55 for 1996 and $2.33 for the quarter ended December 31, 1996.

     Selling and marketing expenses increased approximately $8.5 million from $15.7 million in 1995 to $24.2 million in 1996 and increased as a percentage of net revenues from 16.4% in 1995 to 18.9% in 1996. The Company estimates this increase in selling and marketing expenses is primarily associated with the acquisitions of Parkway Paging ($0.7 million), Satellite Paging and Message Network ($0.5 million), and A+ Network ($2.6 million) and in part due to increased personnel costs, including salaries and commissions, ($3.6 million), advertising and promotion ($0.7 million), rents ($0.2 million) and travel expenses ($0.2 million). Monthly selling and marketing expenses per unit have increased slightly from $1.55 in 1995 to $1.59 in 1996, due primarily to increasing the Company's sales force as a result of acquisitions in new geographic areas for the Company. Selling and marketing expenses may increase as a percentage of revenue as the Company continues to increase markets and expand geographic coverage. On a pro forma basis, assuming that all acquisitions were completed as of January 1, 1996, the Company's average monthly selling and marketing expense per unit in service for the year and quarter ended December 31, 1996 is estimated to have been approximately $1.77 and $1.68, respectively.

     General and administrative expenses increased approximately $8.4 million from $24.6 million in 1995 to $33.0 million in 1996 and decreased as a percentage of net revenues from 25.9% in 1995 to 25.7% in 1996. The Company estimates that this increase in general and administrative expenses is primarily attributable to the acquisitions of Parkway Paging ($0.3 million), Satellite Paging and Message Network ($0.5 million) and A+ Network ($3.7 million) from their respective acquisition dates, offset by synergies resulting from the reduction of duplicative functions, and in part due to increased expenses for collection activities ($0.6 million), professional services, including legal and accounting fees, ($1.2 million) and general corporate expenses ($2.1 million), including personnel, taxes and maintenance. Monthly general and administrative expenses per unit have decreased from $2.45 in 1995 to $2.17 in 1996. On a pro forma basis, assuming that all acquisitions were completed as of January 1, 1996, the Company's average monthly general and administrative expense per unit in service for the year and quarter ended December 31, 1996 is estimated to have been approximately $2.73 and $2.62, respectively.

     EBITDA increased approximately $5.0 million from $27.8 million in 1995 to $32.8 million in 1996. As a percentage of net revenues, EBITDA decreased from 29.1% in 1995 to 25.5% in 1996.

     Depreciation and amortization increased approximately $26.7 million from $31.5 million in 1995 to $58.2 million in 1996 and increased as a percentage of net revenues from 33.0% to 45.4% for 1995 and 1996, respectively. The Company estimates that the increase in total depreciation expense resulted from depreciation on additional pagers in service ($12.2 million) and paging equipment ($2.7 million), other operating equipment ($3.4 million) and depreciation of assets acquired in the acquisitions of Parkway, Satellite Paging and Message Network and A+ Network ($2.0 million). Amortization increased substantially during 1996 due to the amortization of goodwill and other intangibles recorded in the acquisitions completed in 1996. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for 1996 by approximately $1.3 million.

     Interest and other income (expense) decreased approximately $2.6 million from $2.0 million in 1995 to a loss of $0.6 million in 1996. The decrease is the result of the recognition of the Company's share of losses of A+ Network (from June 1996 through November 15, 1996, during which time the Company's investment was being accounted for under the equity method) of $4.1 million, and the Company's equity in the Solo America loss ($0.2 million). These losses were partially offset by a gain recognized on the sale of equipment ($1.2 million) and increased interest income reflecting higher cash balances in the first half of 1996.

     Interest expense increased approximately $7.9 million from $12.5 million in 1995 to $20.4 million in 1996 primarily due to the Company's 10 3/8% senior subordinated notes being outstanding all of 1996. Since net proceeds from the subordinated notes offering were used partially to refinance existing debt, the impact is to increase interest expense by the marginal increase in the interest rate of the debt.

     During the fourth quarter of 1996, the Company recognized an extraordinary charge of approximately $3.7 million to expense fees and cash payments incurred in the tender and consent solicitation for the A+ Network 11 7/8% senior subordinated notes (the "A+ Notes") outstanding.

     The Company's loss attributable to common stockholders increased approximately $29.8 million from $20.1 million in 1995 to $49.9 million in 1996. The increase in the loss attributable to common stockholders is primarily attributable to increased depreciation and amortization expense and increased interest costs in 1996. The Company's net losses are expected to continue for additional periods in the future. In November 1996, the

Company issued $39.9 million of Series A Convertible Preferred Stock ("Series A Preferred") together with warrants to acquire approximately 2.9 million shares of the Company's Common Stock with an exercise price of $7.40 per share. The Series A Preferred bears dividends at 14% of the stated value per year. Total dividends accrued but unpaid at December 31, 1996 were approximately $698,000. The total value allocated to the warrants, $7.9 million or $2.70 per share, will be accreted over the term of the Series A Preferred as preferred dividends. Since the issuance of the Series A Preferred, accretion of the allocated value of the warrants was approximately $82,000.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994

     Net revenues increased approximately $44.4 million, or 87.2%, from $50.9 million in the year ended December 31, 1994 ("1994"), to $95.3 million for the year ended December 31, 1995 ("1995"). The increase is attributable to greater service revenues due to the growth of pagers in service from 755,547 at December 31, 1994 to 944,013 at December 31, 1995. The FirstPAGE and MetroPaging acquisitions, completed on August 31, 1994 and November 29, 1994, respectively, added approximately 420,000 pagers in service. Operations of FirstPAGE and MetroPaging are included in the results of operations from their respective acquisition dates. ARPU has declined from $10.53 in 1994 to $9.15 in 1995 due primarily to the increase in the base of customers serviced through indirect channels and, to a lesser extent, the inclusion of the operations of FirstPAGE and MetroPaging. Declining ARPU during 1995 is generally offset by increased sales of enhanced services including the Nationwide Network services. Product sales increased $10.6 million from $8.1 million in 1994 to $18.7 million in 1995 largely due to the FirstPAGE and MetroPaging acquisitions, and increased as a percentage of net revenues from 16.0% in 1994 to 19.6% in 1995 due to increased sales to resellers and other indirect sales channels.

     Net book value of products sold increased approximately $8.5 million from $7.0 million in 1994 to $15.5 million in 1995. The gross margin on products sold increased from 14.5% in 1994 to 17.0% in 1995. Net book value of products sold increased principally due to the increase in product sales, partially offset by increased depreciation expense.

     Overall, the Company has experienced a decline in total average operating expenses per unit in service (operating expenses per unit before depreciation and amortization) from 1994 to 1995. Average monthly operating expenses per unit decreased from $7.36 for 1994 to $6.71 for 1995. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $13.3 million from $14.0 million in 1994 to $27.3 million in 1995 and increased as a percentage of net revenues from 27.5% in 1994 to 28.6% in 1995. The Company estimates that this overall increase in service, rent and maintenance expenses is primarily attributable to the acquisitions of FirstPAGE ($6.5 million) and MetroPaging ($5.3 million) and, to a lesser extent, increased carrier line costs paid to third party service providers ($0.8 million), increased transmitter site rental costs associated with expanded system coverage ($0.4 million) and increased personnel costs ($0.3 million). On a per-unit basis, monthly service, rent and maintenance expenses declined from $2.97 in 1994 to $2.71 in 1995 as a result of increased efficiencies due largely to the integration of the FirstPAGE and MetroPaging operations.

     Selling and marketing expenses increased approximately $8.2 million from $7.4 million in 1994 to $15.6 million in 1995 and increased as a percentage of net revenues from 14.6% in 1994 to 16.4% in 1995. The Company estimates this increase in selling and marketing expenses is primarily associated with the acquisitions of FirstPAGE ($2.5 million) and MetroPaging ($4.2 million), and in part due to increased personnel costs ($1.2 million) and travel expenses ($0.3 million). Additionally, the Company commenced operations in six new markets during 1995 including Boston, Pittsburgh, Miami, San Diego, Phoenix and Las Vegas. Monthly selling and marketing expenses per unit have declined from $1.57 in 1994 to $1.55 in 1995, due primarily to efficiencies gained by consolidating the Company's sales force with those of FirstPAGE and MetroPaging. Selling and marketing expenses may increase as a percentage of revenue as the Company continues to increase markets and expand geographic coverage.

     General and administrative expenses increased approximately $11.3 million from $13.3 million in 1994 to $24.6 million in 1995 and decreased as a percentage of net revenues from 26.2% in 1994 to 25.9% in 1995. The Company estimates that this increase in general and administrative expenses is primarily attributable to the acquisitions of FirstPAGE ($7.2 million) and MetroPaging ($4.9 million) from their respective acquisition dates, offset by synergies resulting from the reduction of duplicative functions and lower personnel costs ($0.8 million). Monthly general and administrative expenses per unit have declined from $2.82 in 1994 to $2.45 in 1995. General and administrative expenses per unit should continue to decline as the Company realizes continued benefits from the integration of its back-office operations and economies of scale.

     In 1995, the Company recognized a charge for $2.0 million as a management reorganization charge to accrue for severance and other compensation costs associated with the replacement of the Company's Chairman of the Board and resignation of its Chief Executive Officer. In addition, the Company instituted a reduction-in-force whereby certain non-sales positions were eliminated. Management estimates the reorganization and reduction-in-force will result in approximately $1.0 million of savings in 1996.

     EBITDA increased approximately $11.6 million from $16.2 million in 1994 to $27.8 million in 1995. As a percentage of net revenues, EBITDA decreased from 31.7% in 1994 to 29.1% in 1995.

     Depreciation and amortization increased approximately $17.7 million from $13.8 million in 1994 to $31.5 million in 1995 and increased as a percentage of net revenues from 27.2% to 33.1% for 1994 and 1995, respectively. The Company estimates that the increase in total depreciation expense resulted from depreciation on additional pagers in service ($5.8 million) and paging equipment ($2.1 million), other operating equipment ($1.2 million) and depreciation of assets acquired in the FirstPAGE acquisition ($2.6 million) and MetroPaging acquisition ($1.1 million). Amortization increased substantially during 1995 due to the amortization of goodwill and other intangibles recorded in the acquisitions of FirstPAGE ($3.2 million) and MetroPaging ($1.7 million). Beginning in the quarter ended September 30, 1995, the Company began recording all purchases of new pagers as a component of subscriber paging equipment. Amounts previously classified as inventories in the prior year financial statements have been reclassified to conform to the current period's presentation. This resulted in an increase to depreciation expense of approximately $2.7 million.

     Interest and other income increased approximately $1.8 million from $0.2 million in 1994 to $2.0 million in 1995. The increase is the result of interest earned on cash balances, resulting from the completion of public offerings of
4.0 million shares of the Company's common stock and $150.0 million Senior Subordinated Notes, net of amounts used to repay existing debt and other costs.

     Interest expense increased approximately $8.8 million from $3.7 million in 1994 to $12.5 million in 1995. Interest expense increased due to the completion in October 1995 of the Company's public offering of senior subordinated notes bearing interest at 10 3/8%, payable semiannually on April 1 and October 1, due 2007. This raised the Company's average level of debt outstanding and increased the average interest rate in effect in 1995.

     During the fourth quarter of 1995, the Company recognized an extraordinary charge of $4.4 million to expense unamortized debt financing costs and other costs associated with the repayment of balances outstanding on its credit agreement in October 1995.

     The Company's net loss increased approximately $17.7 million from $2.4 million in 1994 to $20.1 million in 1995.

INFLATION

     Inflation is not a material factor affecting the Company's business. Paging system equipment and operating costs have not increased while pager costs have declined significantly in recent years. This reduction in costs has been reflected in lower prices charged to the Company's subscribers. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to inflationary pressures.

NEW ACCOUNTING PRONOUNCEMENT

     On March 3, 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share." Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

     Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that Statement 128 will have an impact upon historical net loss per share as reported.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require the availability of substantial funds to finance the growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets and the acquisition of other wireless communications companies. Further cash requirements also include debt service, working capital and general corporate requirements.

     The Company has financed its internal growth in 1996 through its operating cash flow, the use of available cash and, to a limited extent, borrowings under the Company's credit facility. Net cash provided by operating activities decreased from $15.7 million for the year ended December 31, 1995 to $15.6 million for the year ended December 31, 1996. Of the $125.0 million of A+ Notes outstanding, the Company refinanced approximately $122.5 million under its credit facility. Through the refinancing of the A+ Notes, the Company expects to lower its overall interest costs in future periods. See Note 7 to the Company's consolidated financial statements for a discussion of the Company's credit facility and other indebtedness.

     At December 31, 1996, the Company had a deficit in working capital of approximately $7.3 million. The Company has experienced such deficits in prior years and such deficits are likely to continue. The Company attempts, when possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility, discussed below, to fund the working capital deficit at December 31, 1996.

     Cash flows used in investing activities were primarily to fund purchases of property and equipment and complete the acquisitions of Parkway, Satellite Paging, Message Network and A+ Network. Capital expenditures were approximately $62.1 million and $44.1 million for the years ended December 31, 1996 and 1995, respectively. The Company experienced much greater capital expenditure requirements in 1996 due to the completion of the Company's Nationwide Network, the expansion and upgrading of the Company's management information, database and customer service systems and increased pager placements. In June 1996, the Company completed a cash offer for approximately 4.4 million shares of the outstanding common stock of A+ Network for $91.8 million. In July and August 1996, the Company acquired Parkway and Satellite Paging and Message Network, respectively. The acquisitions of Parkway and Satellite were financed primarily with cash payments totaling approximately $45 million and the issuance of shares of the Company's Common Stock.

     Cash flows provided by financing activities for the year ended December 31, 1996, included payments on long-term debt approximately $25.5 million. Borrowings under the Company's credit facility increased by approximately $194.9 million primarily for the acquisitions of Parkway ($28 million), Satellite ($17 million) and the purchase of the A+ Notes ($122.5 million) and other working capital requirements. In Novem-ber 1996, the Company sold Series A Preferred, bearing dividends at 14% of the stated value per year, to a group of investors. Net proceeds were approximately $38.3 million. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option. However, under certain circumstances, as defined in the certificate of designation, the dividend rate may increase to 16% and dividends must be paid in cash to the extent permitted by the terms of the Company's debt agreements. Further, Metrocall is required to redeem all outstanding shares of Series A Preferred (including dividend shares) in November 2008 unless the holders have previously converted such shares to Common Stock. From the net proceeds of the Series A Preferred, the Company repaid $25 million outstanding under the credit facility.

     Total capital expenditures during 1997 are estimated to be approximately $60 million primarily for the acquisition of pagers, paging and transmission equipment and information system enhancement. The Company expects that its capital expenditures in 1997 will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. The Company has aggregate rental commitments under operating leases of approximately $11.9 million, $9.5 million and $6.4 million for the years ending December 31, 1997, 1998 and 1999, respectively. Future cash requirements include debt service costs, primarily interest. Based on existing debt at December 31, 1996, estimated interest payments, including fees, in 1997 are approximately $31.3 million. Principal payments due in 1997 are approximately $0.7 million. The Company will complete the acquisition of Page America Group, Inc. during 1997 which is discussed further below.

     In January 1996, the Company completed a management reorganization. Under the reorganization, the Company's Chairman of the Board was replaced and the Company's Chief Executive Officer resigned. Severance and other separation costs for the former Chairman and former Chief Executive Officer were accrued and recorded as a management reorganization charge in the accompanying consolidated financial statements as of and for the year ended December 31, 1995. Additionally, certain nonsales employees were terminated and related severance costs were included in the management reorganization charge. Severance costs included approximately $285,000 of compensation expense recognized upon amending option agreements with certain former employees and the Company's former Chief Executive Officer to increase vesting and exercise periods. As of December 31, 1996, the balance of accrued but unpaid severance costs included in the accompanying balance sheet was approximately $544,000.

     In connection with the acquisition of A+ Network, stockholders of A+ Network received approximately 8.1 million indexed Variable Common Rights ("VCRs"). Each VCR entitles the holder to receive a payment of up to $5.00 in either the Company's Common Stock or cash, at the Company's option, if the market value, as defined, of the Company's Common Stock at November 15, 1997, is less than a specified target price. The target price will be adjusted downward, but not upward, based on changes in an index composed of the average closing bid prices of three other companies in the paging industry since the announcement of the merger. If changes in the index cause the target price to be lower than a floor price of $16.10 (which is not indexed and therefore not adjusted downward), the VCR payment will be zero without regard to the trading value of the Company's Common Stock. At November 15, 1996, the date the merger was completed, and December 31, 1996, the target price was below the fixed floor price of $16.10 per share resulting in no current obligation under the VCRs. While the Company currently expects to incur no future obligations related to the VCRs, there can be no assurance that future changes in the Company's stock price or in the industry index, as defined in the merger agreement, will not create an obligation for the Company in the future.

SENIOR SECURED CREDIT FACILITY

     On September 20, 1996, the Company amended and restated the loan agreement governing the Company's existing credit facility. Subject to certain conditions set forth in the new agreement, the Company may borrow up to $350 million under two loan facilities. The first facility ("Facility A") is a $225 million reducing revolving credit facility and the second ("Facility B") is a $125 million reducing credit facility (together Facility A and Facility B are referred to as the "New Credit Facility"). The New Credit Facility has a term of eight years and is secured by substantially all the assets of the Company. Required quarterly principal repayments begin on March 31, 2000 and continue through December 31, 2004. At December 31, 1996, a total of $169.9 million was outstanding under the New Credit Facility. At January 1, 1997, total additional borrowings available to the Company under the credit facility were approximately $46.5 million. On January 14, 1997, the Company increased its borrowings under the credit facility by $10 million primarily to fund working capital requirements.

     The New Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 from January 1, 1997 to December 31, 1997, and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the agreement relating to the New Credit Facility). The covenants also limit additional indebtedness and future mergers and acquisitions (other than the pending transaction with Page America discussed below) without the approval of the lenders, and restrict the payment of cash dividends and other stockholders distributions by Metrocall during the term of the New Credit Facility. The New Credit Facility also prohibits certain changes in ownership control of Metrocall, as defined, during the term of the New Credit Facility.

PENDING ACQUISITION AND DISPOSITION

     On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). The Page America Agreement was subsequently amended on January 30, 1997, (the "Amended Page America Agreement"). Pursuant to the Amended Page America Agreement, (i) Metrocall will acquire substantially all of the assets and assume substantially all of Page America's accounts payable and certain obligations under various office and equipment leases and (ii) Page America will receive (a) $25 million in cash, (b) 1,500 shares of Series B Preferred Stock having a stated value of $15 million, (c) 762,960 shares of the Company's Common Stock and (d) additional shares of the Company's Common Stock or other equity securities (CSE Preferred Stock, see Note 8 to the Company's Consolidated Financial Statements) having a value equal to $15 million. Under the terms of the Page America Agreement, the Company has retained the option to substitute cash at closing for all or a portion of the equity securities that are part of the consideration. Consummation of the Page America acquisition is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals and approval by the Page America stockholders. There can be no assurance that such approvals will be obtained. The pending transaction, if consummated, will be accounted for as a purchase for financial reporting purposes. The Company expects to finance the cash portion of the purchase price with borrowings under its credit facility by leveraging Page America's operating cash flow as permitted under the agreement governing the New Credit Facility.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     The ability of the Company to meet its debt service and other obligations will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. Management believes that funds generated from the Company's operations and funds available under its credit facility will be sufficient to meet projected capital expenditures and debt service requirements and to fund the Company's operations for the foreseeable future. Although management has no further obligation to do so (other than Page America discussed above), it plans to continue to expand its geographic service areas through internal growth and will continue to evaluate potential strategic acquisition targets in the future which may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company. Additionally, the following important factors, among others, could cause the Company's operating results and financial condition to differ materially from those indicated or suggested by forward looking statements made in this annual report.

  Substantial Indebtedness

     At December 31, 1996, the Company had outstanding approximately $327.8 million in long term debt consisting of bank loans, senior subordinated notes, mortgage indebtedness and capital leases, and expects to incur additional indebtedness in connection with the Page America acquisition. The Company increased its borrowings outstanding under its credit facility by $10.0 million in January 1997. Additionally, the Company expects to incur additional indebtedness (in the form of draws under the Company's senior secured credit facility) to meet working capital needs and other purposes. This substantial indebtedness, along with the net losses and working capital deficits sustained by the Company in recent periods, will have consequences for the Company, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of the Company's interest expense; (iii) indebtedness under the New Credit Facility bears interest at floating rates, which will cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (v) the Company may be more vulnerable in the event of a downturn in its business or in general economic conditions. In addition, the ability of the Company to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to Metrocall.

  Possible Impact of Competition and Technological Change

     The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among provides of numeric messaging services which account for the substantial majority of the Company's revenues. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources than Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers have or have announced their intention to market paging services jointly with other telecommunications services.

     The wireless communications industry is characterized by rapid technological change. Future technological advances in the wireless communications industry could create new services or products competitive with the paging and wireless messaging services provided or to be developed by Metrocall. Recent and proposed regulatory changes by the Federal Communications Commission ("FCC") are aimed at encouraging such services and products.

     In particular, in 1994, the FCC began auctioning licenses for new personal communications services ("PCS"). The FCC's rules also provide for the private use of PCS spectrum on an unlicensed basis. PCS will involve a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile voice and data communications. There are two types of PCS, narrowband and broadband. Narrowband PCS is expected to provide enhanced or advanced paging and messaging capabilities, such as "acknowledgment paging" or "talk-back" paging. Several PCS systems are currently operational. Additionally, other existing or prospective radio services have potential to compete with Metrocall. For example, the FCC has authorized non-geostationary mobile satellite service systems in several frequency bands, and has initiated proceedings to consider making additional licenses in some of those bands available. Licensees of those satellite services (some of whom have already launched satellites) are permitted to offer signaling and other mobile services that could compete with terrestrial paging companies. A recent FCC decision will allow land mobile licensees in the 220-222 MHz band to offer commercial paging services. The FCC has also initiated a rule making proceeding proposing to allow Multiple Address Systems, a fixed microwave service in various 900 MHz frequency bands, to offer mobile services. Any of these services may compete directly or indirectly with Metrocall.

     Moreover, changes in technology could lower the cost of competitive services and products to a level where Metrocall's services and products would become less competitive or to where Metrocall would be required to reduce the prices of its services and products. There can be no assurance that Metrocall will be able to develop or introduce new services and products to remain competitive or that Metrocall will not be adversely affected in the event of such technological developments.

     Technological changes also may affect the value of the pagers owned by Metrocall and leased to its subscribers. If Metrocall's subscribers requested more technologically advanced pagers, Metrocall could incur additional capital expenditures if it were required to replace pagers to its subscribers.

  History of Net Losses

     Metrocall has sustained net losses of $2.4 million, $20.1 million and $49.1 million for the years ended December 31, 1994, 1995 and 1996. No assurance can be given that losses can be reversed in the future. In addition, at December 31, 1996, Metrocall's accumulated deficit was $96.8 million and Metrocall had a deficit in working capital of $7.3 million. Metrocall's business requires substantial funds for capital expenditures and acquisitions that result in significant depreciation and amortization charges. Additionally, substantial levels of borrowing, which will result in significant interest expense, are expected to be outstanding in the foreseeable future. Accordingly, net losses are expected to continue to be incurred in the future. There can be no assurance that Metrocall will be able to operate profitably at any time in the future.

  Litigation

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

  Subscriber Turnover

     The results of operations of paging service providers, such as Metrocall, can be significantly affected by subscriber cancellations and by subscribers who switch their service to other carriers. In order to realize net growth in subscribers, disconnected subscribers must be replaced and new subscribers must be added. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because Metrocall's business is characterized by high fixed costs, disconnections directly and adversely affect Metrocall's results of operations. An increase in its subscriber cancellation rate may adversely affect Metrocall's results of operations.

  Potential for Change in Regulatory Environment

     Metrocall's paging operations are subject to regulation by the FCC and, to a lesser extent, by various state regulatory agencies. There can be no assurance that those agencies will not adopt regulations or take actions that would have a material adverse effect on the business of Metrocall. Changes in regulation of Metrocall's paging business or the allocation of radio spectrum for services that compete with Metrocall's business could adversely affect Metrocall's results of operations. For example, the FCC is currently engaged in a rule making proceeding whereby it proposes to issue paging licenses on a wide-area basis by competitive bidding. Although, Metrocall believes that the proposed rule changes may simplify Metrocall's regulatory compliance burdens, particularly regarding adding or relocating transmitter sites, those rule changes may also increase Metrocall's costs of obtaining paging licenses.

  Intangible Assets

     Intangible assets, net of accumulated amortization, increased from approximately $129.1 million in 1995 to approximately $452.6 million in 1996 primarily as a result of the Company's 1996 acquisitions of Parkway, Satellite, Message Network and A+ Network. At December 31, 1996, the Company's total assets of approximately $651.5 million included net intangible assets of approximately $452.6 million. Intangible assets include state certificates and FCC licenses, customer lists, debt financing costs, goodwill and certain other intangibles. The Company will record, for financial reporting purposes, additional intangible assets in connection with its acquisition of the assets of Page America in 1997. Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing and competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangible assets including goodwill could be reduced materially in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                    PAGE
                                                                                    ----
    Report of Arthur Andersen LLP, Independent Public Accountants................    F-2
    Financial Statements:
         Consolidated Balance Sheets, December 31, 1995 and 1996.................    F-3
         Consolidated Statements of Operations for the three years ended December
          31, 1994, 1995 and 1996................................................    F-4
         Consolidated Statements of Stockholders' Equity for the three years
          ended December 31, 1994, 1995 and 1996.................................    F-5
         Consolidated Statements of Cash Flows for the three years ended December
          31, 1994, 1995 and 1996................................................    F-6
         Notes to Consolidated Financial Statements..............................    F-7
    Financial Statement Schedule:
         Report of Arthur Andersen LLP, Independent Public Accountants...........   F-28
         Schedule II Valuation and Qualifying Accounts...........................   F-29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997, (the "1997 Proxy Statement") under the caption "Election of Directors -- Information as to Nominees and Continuing Directors."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1997 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Metrocall and all directors and executive officers as a group is incorporated by reference from the 1997 Proxy Statement under the caption "Beneficial Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1997 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are included in Part II Item 8.

                                                                                    PAGE
                                                                                    ----
    Report of Arthur Andersen LLP, Independent Public Accountants................    F-2
    Financial Statements:
         Consolidated Balance Sheets, December 31, 1995 and 1996.................    F-3
         Consolidated Statements of Operations for the three years ended December
          31, 1994, 1995 and 1996................................................    F-4
         Consolidated Statements of Stockholders' Equity for the three years
          ended December 31, 1994, 1995 and 1996.................................    F-5
         Consolidated Statements of Cash Flows for the three years ended December
          31, 1994, 1995 and 1996................................................    F-6
         Notes to Consolidated Financial Statements..............................    F-7
    Financial Statement Schedule:
         Report of Arthur Andersen LLP, Independent Public Accountants...........   F-28
         Schedule II Valuation and Qualifying Accounts...........................   F-29

     All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     (b) Reports on Form 8-K

          A report dated October 1, 1996, regarding the acquisition of Satellite Paging and Message Network.

          A report dated October 31, 1996, regarding the earnings release for the quarter ended September 30, 1996.

          Reports dated November 7, 1996, November 15, 1996 and November 21, 1996, regarding the issuance of Series A Convertible Preferred Stock. Also included in the report dated November 15, 1996, was information regarding the A+ Network, Inc. merger.

     (c) Exhibits

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
  2.1     Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
          Page America of New York, Inc., Page America of Illinois, Inc., Page America
          Communications of Indiana, Inc., Page America of Pennsylvania, Inc. and Metrocall,
          Inc. dated as of January 30, 1997.(a)
  3.1     Amended and Restated Certificate of Incorporation of Metrocall (the
          "Certificate").(d)
  3.2     Certificate of Amendment to the Certificate dated June 25, 1996.(d)
  3.3     Certificate of Amendment to the Certificate dated November 12, 1996.
  3.4     Fifth Amended and Restated Bylaws of Metrocall.
  4.1     Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007.(b)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 dated
          October 24, 1995.(l)

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
  4.3     First Supplemental Indenture dated November 14, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.
  4.4     Second Supplemental Indenture dated November 15, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.
 10.1     Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
          A+ Network, Inc.(c)
 10.2     Amendment to Agreement and Plan of Merger between Metrocall, Inc. and A+ Network,
          Inc.(d)
 10.3     Shareholders' Option and Sale Agreement dated as of May 16, 1996 between Metrocall,
          Inc. and certain shareholders of A+ Network, Inc. listed therein.(c)
 10.4     Metrocall Stockholders Voting Agreement dated as of May 16, 1996 between A+ Network,
          Inc. and certain stockholders of Metrocall, Inc., listed therein.(c)
 10.5     Agreement dated May 16, 1996 among Metrocall, Inc. and Ray D. Russenberger and
          Elliott H. Singer regarding voting for director.(c)
 10.6     Employment Agreement between Metrocall and Vincent D. Kelly.(d)
 10.7     Employment Agreement between Metrocall and William L. Collins, III.(d)
 10.8     Employment Agreement between Metrocall and Steven D. Jacoby.(d)
 10.9     Agreement and Plan of Merger entered into effective the 26th day of April between A+
          Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular
          Telephone, Inc., Leroy Faith, Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith
          Jr.(d)
 10.10    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Ray D. Russenberger.(c)
 10.11    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Elliott H. Singer.(c)
 10.12    Employment Agreement dated May 16, 1996 between Metrocall, Inc. and Charles A.
          Emling III.(c)
 10.13    Change of Control Agreement between Metrocall and Vincent D. Kelly.(d)
 10.14    Change of Control Agreement between Metrocall and William L. Collins, III.(d)
 10.15    Change of Control Agreement between Metrocall and Steven D. Jacoby.(d)
 10.16    Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway
          Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated
          February 26, 1996.(e)
 10.17    Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana
          Paging, Inc., d/b/a/ Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan
          D. Bloomgren and Metrocall, Inc., dated February 28, 1996. (A portion of this
          Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(e)
 10.18    Amendment to Asset Purchase Agreement dated as of August 30, 1996 by and among O.R.
          Estman, Inc. d/b/a Satellite Paging, Dana Paging, Inc. d/b/a Message Network,
          Bertman M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc.(f)
 10.19    Amended and Restated 1993 Stock Option Plan of Metrocall.(g)
 10.20    Directors' Stock Option Plan of Metrocall.(g)
 10.21    Metrocall 1996 Stock Option Plan.(h)
 10.22    First Amendment to Metrocall 1996 Stock Option Plan.(d)

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
 10.23    Metrocall Employee Stock Purchase Plan.(h)
 10.24    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(i)
 10.25    Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and
          Beacon Communications Associates, Ltd.(j)
 10.26    Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr.,
          Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock.(d)
 10.27    Metrocall Savings and Retirement Plan, as amended and restated dated April 1,
          1995.(c)
 10.28    Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as
          "Documentation Agent," the First National Bank of Boston as "Syndication Agent," the
          Toronto-Dominion Bank and the First National Bank of Boston as "Managing Agents,"
          and Toronto-Dominion (Texas), Inc. as "Administrative Agent".(k)
 11.1     Statement re computation of per share earnings.
 21.1     Subsidiaries of Metrocall, Inc.
 23.1     Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.
 27.0     Financial Data Schedule.

---------------

(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4 (File No. 333-21231), filed with the Commission on February 5, 1997.

(b) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(c)  Incorporated by reference to Metrocall, Inc.'s Tender Offer Statement on
     Schedule 14D-1, filed with the Commission on May 22, 1996.

(d) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.

(e) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 15, 1996.

(f) Incorporated by reference to Metrocall's Periodic Report on Form 8-K, filed with the Commission on September 13, 1996, as amended on October 1, 1996.

(g) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.

(h) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

(i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(j) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

(k) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended (File No. 333-13123), filed with the Commission on October 1, 1996.

(l) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1997.

                                          METROCALL, INC.

                                          By:     /s/ RICHARD M. JOHNSTON
                                            ------------------------------------
                                                    Richard M. Johnston
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------   -----------------
           /s/ RICHARD M. JOHNSTON             Chairman of the Board             March 31, 1997
---------------------------------------------
             Richard M. Johnston

         /s/ WILLIAM L. COLLINS, III           Vice Chairman of the Board,       March 31, 1997
---------------------------------------------  President, Chief Executive
           William L. Collins, III             Officer and Director

            /s/ VINCENT D. KELLY               Chief Financial Officer,          March 31, 1997
---------------------------------------------  Executive Vice President,
              Vincent D. Kelly                 and Treasurer (Principal
                                               Financial and Accounting
                                               Officer)

           /s/ HARRY L. BROCK, JR.             Director                          March 31, 1997
---------------------------------------------
             Harry L. Brock, Jr.

            /s/ SUZANNE S. BROCK               Director                          March 31, 1997
---------------------------------------------
              Suzanne S. Brock

            /s/ ELLIOTT H. SINGER              Director                          March 31, 1997
---------------------------------------------
              Elliott H. Singer

           /s/ RAY D. RUSSENBERGER             Director                          March 31, 1997
---------------------------------------------
             Ray D. Russenberger

         /s/ FRANCIS A. MARTIN, III            Director                          March 31, 1997
---------------------------------------------
           Francis A. Martin, III

          /s/ RONALD V. APRAHAMIAN             Director                          March 31, 1997
---------------------------------------------
            Ronald V. Aprahamian

              /s/ RYAL R. POPPA                Director                          March 31, 1997
---------------------------------------------
                Ryal R. Poppa

             /s/ MICHAEL GREENE                Director                          March 31, 1997
---------------------------------------------
               Michael Greene

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
Report of Arthur Andersen LLP, Independent Public Accountants.......................     F-2
Consolidated Balance Sheets, December 31, 1995 and 1996.............................     F-3
Consolidated Statements of Operations for the three years ended December 31, 1994,
  1995 and 1996.....................................................................     F-4
Consolidated Statements of Stockholders' Equity for the three years ended December
  31, 1994, 1995 and 1996...........................................................     F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1994
  1995 and 1996.....................................................................     F-6
Notes to Consolidated Financial Statements..........................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited the accompanying consolidated balance sheets of Metrocall, Inc., and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrocall, Inc., and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Washington D.C.
February 13, 1997

                        METROCALL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995        1996
                                                                           --------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................   $123,574    $ 10,917
  Accounts receivable, less allowance for doubtful accounts of $968 and
     $2,961 as of December 31, 1995 and 1996, respectively..............      9,785      25,796
  Prepaid expenses and other current assets.............................      1,908       5,681
                                                                           --------    --------
          Total current assets..........................................    135,267      42,394
                                                                           --------    --------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements............................      9,900      12,694
  Furniture, office equipment and vehicles..............................     12,794      29,742
  Paging and plant equipment............................................    103,427     188,236
  Less -- Accumulated depreciation and amortization.....................    (50,175)    (77,260)
                                                                           --------    --------
                                                                             75,946     153,412
                                                                           --------    --------
INTANGIBLE ASSETS, net of accumulated amortization of approximately
  $8,875 and $20,926 as of December 31, 1995 and 1996, respectively.....    129,085     452,639
OTHER ASSETS............................................................        316       3,023
                                                                           --------    --------
TOTAL ASSETS............................................................   $340,614    $651,468
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt..................................   $    252    $    700
  Accounts payable......................................................      9,390      17,194
  Accrued expenses and other current liabilities........................      7,666      18,940
  Deferred revenues and subscriber deposits.............................      1,950      12,827
                                                                           --------    --------
          Total current liabilities.....................................     19,258      49,661
CAPITAL LEASE OBLIGATIONS, less current maturities (Note 6).............      2,849       3,244
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current maturities (Note
  6)....................................................................        954     171,314
SENIOR SUBORDINATED NOTES, due 2005 and 2007 (Note 6)...................    150,000     152,534
DEFERRED INCOME TAX LIABILITY...........................................     11,814      76,687
MINORITY INTEREST IN PARTNERSHIP........................................        501         499
                                                                           --------    --------
          Total liabilities.............................................    185,376     453,939
                                                                           --------    --------
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par value $.01 per share; 810,000 shares authorized; zero and 159,600 shares issued and outstanding as of December 31, 1995 and 1996, respectively and a
  liquidation preference of $40,598 at December 31, 1996 (Note 8).......         --      31,231
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (Note 8):
  Common stock, par value $.01 per share; 33,500,000 shares authorized;
     14,626,255 and 24,521,135 shares issued and outstanding as of
     December 31, 1995 and 1996, respectively...........................        146         245
  Additional paid-in capital............................................    201,956     262,827
  Accumulated deficit...................................................    (46,864)    (96,774)
                                                                           --------    --------
                                                                            155,238     166,298
                                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................   $340,614    $651,468
                                                                           ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1994          1995           1996
                                                          ----------    -----------    -----------
REVENUES:
  Service, rent and maintenance........................   $   49,716    $    92,160    $   124,029
  Product sales........................................        8,139         18,699         25,928
                                                          ----------    -----------    -----------
          Total revenues...............................       57,855        110,859        149,957
  Net book value of products sold......................       (6,962)       (15,527)       (21,633)
                                                          ----------    -----------    -----------
                                                              50,893         95,332        128,324
OPERATING EXPENSES:
  Service, rent and maintenance........................       14,014         27,258         38,347
  Selling and marketing................................        7,412         15,656         24,228
  General and administrative...........................       13,315         24,647         32,998
  Depreciation and amortization........................       13,829         31,504         58,196
  Management reorganization charge (Note 5)............           --          2,050             --
                                                          ----------    -----------    -----------
                                                              48,570        101,115        153,769
                                                          ----------    -----------    -----------
          Income (loss) from operations................        2,323         (5,783)       (25,445)
INTEREST AND OTHER INCOME (EXPENSE)....................          161          2,011           (607)
INTEREST EXPENSE.......................................       (3,726)       (12,533)       (20,424)
                                                          ----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY
  ITEM.................................................       (1,242)       (16,305)       (46,476)
INCOME TAX BENEFIT.....................................          152            595          1,021
                                                          ----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM.........................       (1,090)       (15,710)       (45,455)
EXTRAORDINARY ITEM: Write-off of unamortized debt
  financing costs in 1994 and 1995, and costs of debt
  refinancing in 1996, net of income tax benefit of
  $36, $0 and $0, respectively (Note 6)................       (1,309)        (4,392)        (3,675)
                                                          ----------    -----------    -----------
          Net loss.....................................       (2,399)       (20,102)       (49,130)
                                                          ----------    -----------    -----------
PREFERRED DIVIDENDS (Notes 6 and 8)....................           --             --           (780)
                                                          ----------    -----------    -----------
  Loss attributable to common stockholders.............   $   (2,399)   $   (20,102)   $   (49,910)
                                                          ==========    ===========    ===========
LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss per share before extraordinary item attributable
  to common stockholders...............................   $    (0.14)   $     (1.34)   $     (2.84)
Extraordinary item, net of income tax benefit..........        (0.16)         (0.38)         (0.23)
                                                          ----------    -----------    -----------
Loss per share attributable to common stockholders.....   $    (0.30)   $     (1.72)   $     (3.07)
                                                          ----------    -----------    -----------
Weighted-average common shares outstanding.............    8,127,679     11,668,140     16,252,782
                                                          ==========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     ADDITIONAL
                                              PREFERRED    COMMON     PAID-IN      ACCUMULATED
                                                STOCK      STOCK      CAPITAL        DEFICIT       TOTAL
                                              ---------    ------    ----------    -----------    --------
BALANCE, December 31, 1993.................     $  --       $ 71      $  38,021     $ (24,363)    $ 13,729
  Shares issued in acquisition of FirstPAGE
     (Note 3)..............................        --         29         45,161            --       45,190
  Shares issued in acquisition of
     MetroPaging (Note 3)..................        --          6         11,610            --       11,616
  Net loss.................................        --         --             --        (2,399)      (2,399)
                                                 ----       ----       --------      --------     --------
BALANCE, December 31, 1994.................        --        106         94,792       (26,762)      68,136
  MetroPaging acquisition purchase price
     adjustment (Note 3)...................        --         --           (105)           --         (105)
  Exercise of stock options................        --         --             46            --           46
  Net proceeds from public offering (Note
     8)....................................        --         40        106,938            --      106,978
  Compensation on amendment of stock
     options in management reorganization
     (Note 5)..............................        --         --            285            --          285
  Net loss.................................        --         --             --       (20,102)     (20,102)
                                                 ----       ----       --------      --------     --------
BALANCE, December 31, 1995.................        --        146        201,956       (46,864)     155,238
  Issuance of shares in employer stock
     purchase plan (Note 8)................        --         --            110            --          110
  Shares issued in Satellite acquisition
     (Note 3)..............................        --         18         10,408            --       10,426
  Exercise of stock options (Note 8).......        --         --              5            --            5
  Shares issued in merger with A+ Network
     (Note 3)..............................        --         81         42,477            --       42,558
  Warrants issued in connection with Series
     A Convertible Preferred Stock (Note
     8)....................................        --         --          7,871            --        7,871
  Preferred dividends (Note 8).............        --         --             --          (780)        (780)
  Net loss.................................        --         --             --       (49,130)     (49,130)
                                                 ----       ----       --------      --------     --------
BALANCE, December 31, 1996.................     $  --       $245      $ 262,827     $ (96,774)    $166,298
                                                 ====       ====       ========      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                 1994        1995         1996
                                                               --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (2,399)   $ (20,102)   $ (49,130)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................     13,829       31,504       58,196
     Compensation on amendment of stock options in
       management reorganization............................         --          285           --
     Amortization of debt financing costs...................        296          595          620
     Decrease in deferred income taxes......................       (200)        (686)      (1,483)
     Write-off of deferred acquisition costs................         --           --          388
     Minority interest in loss of investments...............         --           --          207
     Writedown of equity investment.........................         --           --          238
     Interest expense in excess of lease payment............         27           --           --
     Loss (gain) on sale of equipment.......................         19            3       (1,188)
     Extraordinary item.....................................      1,309        4,392        3,675
  Cash provided by (used in) changes in current assets and
     liabilities, net of effects from acquisitions:
     Accounts receivable....................................     (1,721)      (3,554)      (2,626)
     Prepaid expenses and other current assets..............       (236)      (1,070)      (1,579)
     Accounts payable.......................................        652        2,050        5,841
     Deferred revenues and subscriber deposits..............         91       (1,458)       2,126
     Other current liabilities..............................        129        3,738          323
                                                               --------     --------     --------
          Net cash provided by operating activities.........     11,796       15,697       15,608
                                                               --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired..........        497           --     (260,600)
  Purchases of property and equipment, net..................    (19,091)     (44,058)     (62,110)
  Additions to intangibles..................................       (641)      (3,592)      (3,853)
  Equity investments........................................         --           --         (685)
  Cash escrow for Source One Wireless, Inc. (Note 9)........         --           --       (1,000)
  Proceeds from sale of equipment...........................         --        1,166        1,301
  Other assets..............................................          8          259         (957)
                                                               --------     --------     --------
          Net cash used in investing activities.............    (19,227)     (46,225)    (327,904)
                                                               --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................         --      107,024          115
  Net proceeds from preferred stock offering (Note 8).......         --           --       38,323
  Proceeds from long-term debt..............................     24,781      163,000      194,904
  Principal payments on long-term debt......................    (12,788)    (113,790)     (25,464)
  Debt tender and consent solicitation costs................         --           --       (3,675)
  Deferred debt financing costs.............................     (2,879)      (4,984)      (4,562)
  Increase (decrease) in minority interest in partnership...         76           79           (2)
                                                               --------     --------     --------
          Net cash provided by financing activities.........      9,190      151,329      199,639
                                                               --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      1,759      120,801     (112,657)
CASH AND CASH EQUIVALENTS, beginning of period..............      1,014        2,773      123,574
                                                               --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period....................   $  2,773    $ 123,574    $  10,917
                                                               ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND RISK FACTORS

     Metrocall, Inc. and subsidiaries (the "Company" or "Metrocall"), is a leading provider of local, regional and nationwide paging and other wireless messaging services. The Company's selling efforts are concentrated in 32 markets in five operating regions: (i) the Northeast (Massachusetts through Delaware),
(ii) the Mid-Atlantic (Maryland and the Washington, D.C. metropolitan area),
(iii) the Southeast (including Virginia, the Carolinas, Georgia, Florida, Alabama, Louisiana, Mississippi and Tennessee), (iv) the Southwest (primarily Texas) and (v) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage to over 1,000 cities representing the top 100 Standard Metropolitan Statistical Areas.

     On July 16, 1996, the Company acquired Parkway Paging, Inc. of Plano, Texas ("Parkway"). On August 30, 1996, the Company acquired substantially all the assets of Satellite Paging of Fairfield, New Jersey and Message Network of Boca Raton, Florida (together, "Satellite"). On November 15, 1996, the Company acquired A+ Network, Inc. of Pensacola, Florida ("A+ Network"). The Company acquired the operations of A+ Network through a merger of A+ Network with and into Metrocall. On August 31, and November 29, 1994, Metrocall acquired FirstPAGE USA, Inc. ("FirstPAGE") and MetroPaging Inc. ("MetroPaging," formerly AllCity Paging, Inc.), respectively. The consolidated statements of operations include the results of acquired companies since their respective acquisition dates.

  Risks and Other Important Factors

     The Company sustained net losses of $2.4 million, $20.1 million, and $49.1 million for the years ended December 31, 1994, 1995 and 1996, respectively. The Company's loss from operations for the year ended December 31, 1996 was $25.4 million. In addition, at December 31, 1996, the Company has an accumulated deficit of $96.8 million and a deficit in working capital of $7.3 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communication companies. At December 31, 1996, the Company had incurred approximately $328 million in long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of January 1, 1997, approximately $46.5 million of additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility. On January 14, 1997, the Company increased borrowings outstanding under its credit facility by $10.0 million.

     The Company is also subject to certain additional risks and uncertainties including changes in technology, business integration, competition and regulation (see also Notes 2 and 14).

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     In addition to Metrocall, the accompanying consolidated financial statements include the accounts of Metrocall's 61% interest in Beacon Peak Associates Ltd. ("Beacon Peak"), Metrocall's 20% interest in Beacon Communications Associates ("Beacon Communications"), and Metrocall of Virginia, Inc. and Metrocall, USA, Inc., nonoperating wholly owned subsidiaries that hold certain of the Company's regulatory licenses used by the Federal Communications Commission (the "FCC").

                        METROCALL, INC. AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Beacon Communications owns the building that is the Company's headquarters. Since Beacon Communications' debt related to the building is guaranteed by the Company's lease (expiring 2008) and because the Company has made the only substantive investment in Beacon Communications, the accounts of Beacon Communications have been consolidated in the accompanying financial statements. In 2008, the Company and Beacon Communications could agree upon alternate arrangements that could result in an accounting treatment other than consolidation. Beacon Peak owns land, adjacent to the Beacon Communications building, which is valued at cost.

     The minority interest in Beacon Peak is $501,000 and $499,000 as of December 31, 1995 and 1996, respectively. Beacon Communications has a partnership deficit as of both December 31, 1995 and 1996, respectively, and accordingly, the minority interest is not recognized in the accompanying consolidated financial statements.

     All significant intercompany transactions have been eliminated in consolidation.

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

  Revenue Recognition

     The Company recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. The Company leases (as lessor) radio pagers under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of equipment are recognized upon delivery.

  Cash and Cash Equivalents

     Cash and cash equivalents include short-term, highly liquid investments purchased with original maturities of three months or less.

  Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                                                               YEARS
                                                                               -----
        Buildings and leasehold improvements................................   10-31
        Furniture and office equipment......................................   5-10
        Vehicles............................................................    3-5
        Subscriber paging equipment.........................................    3-5
        Transmission and plant equipment....................................   5-12

     The net book value of lost pagers is charged to depreciation expense.

     New pagers are depreciated using the half-year convention upon acquisition. Betterments to acquired pagers are charged to depreciation expense.

                        METROCALL, INC. AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Purchases of property and equipment in the accompanying consolidated statements of cash flows are reflected net of the net book value of products sold to approximate the net addition to subscriber equipment.

     The Company currently purchases a significant amount of its subscriber paging equipment from one supplier. Although there are other manufacturers of similar subscriber paging equipment, the inability of this supplier to provide equipment required by the Company could result in a decrease of pager placements and decline in sales, which could adversely affect operating results.

  Intangible Assets

     Intangible assets, net of accumulated amortization, consist of the following (dollars in thousands):

                                                            DECEMBER 31,        AMORTIZATION
                                                        --------------------     PERIOD IN
                                                          1995        1996         YEARS
                                                        --------    --------    ------------
        State certificates and FCC licenses..........   $ 65,095    $217,914      5-40
        Goodwill.....................................     43,754     180,454      15-25
        Customer lists...............................     13,886      40,945       2-6
        Debt financing costs.........................      4,937       8,890      8-12
        Other........................................      1,413       4,436       3-7
                                                        --------    --------
                                                        $129,085    $452,639
                                                        ========    ========

     Debt financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized to interest expense over the term of the related debt using the effective interest rate method.

  Long-Lived Assets

     Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. At December 31, 1996, the market value of the Company's Common Stock was $5.016 per share and the net book value was $6.78 per share. However, the Company has determined that there has been no permanent impairment in the carrying value of long-lived assets reflected in the accompanying balance sheet.

     Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC recorded in the acquisitions of FirstPAGE USA, Inc., and MetroPaging, Inc., from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for the year ended December 31, 1996, by approximately $1.3 million.

  Loss Per Common Share Attributable to Common Stockholders

     Loss per common share attributable to common stockholders for the years ended December 31, 1994, 1995 and 1996, is based upon the weighted-average number of common equivalent shares outstanding during the period. The effect of outstanding options and warrants on net loss per share for the years ended December 31, 1994, 1995, and 1996, is not included because such options and warrants would be antidilutive (see Note 8).

                        METROCALL, INC. AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

3.  ACQUISITIONS

  1994 Acquisitions

     On August 31, 1994, the Company acquired 100% of the outstanding common stock of FirstPAGE by means of a merger of FPGE Acquisition Corp., Inc., formerly a wholly owned subsidiary of Metrocall formed to effect the FirstPAGE merger, with and into FirstPAGE, leaving FirstPAGE a wholly owned subsidiary of the Company. The acquisition was financed through the issuance of 2,869,190 shares of the Company's Common Stock and options to purchase 47,387 shares of the Company's Common Stock and an assumption of substantially all liabilities of FirstPAGE.

     On November 29, 1994, the Company acquired 100% of the outstanding common stock of MetroPaging by means of a merger of ACPI Acquisition Corporation, formerly a wholly owned subsidiary of Metrocall formed to effect the MetroPaging merger, with and into MetroPaging, leaving MetroPaging a wholly owned subsidiary of the Company. The acquisition was financed through the issuance of 630,645 shares of the Company's Common Stock and an assumption of substantially all liabilities of MetroPaging.

     In May 1995, the total number of shares of Metrocall Common Stock issued to MetroPaging stockholders was adjusted, reducing the total purchase price by approximately $105,000. This adjustment reduced goodwill recorded as a result of the acquisition.

  Parkway Paging, Inc.

     On July 16, 1996, the Company acquired all the outstanding common stock of Parkway for cash and the assumption of certain long-term obligations together totaling approximately $28.0 million. The acquisition was financed through drawings on the Company's credit facility.

  Satellite Paging and Message Network

     On August 30, 1996, the Company acquired substantially all the assets of Satellite for cash, the assumption of certain liabilities and the issuance of shares of the Company's Common Stock. The total number of shares to be issued under the terms of the agreement has not been finalized and will fluctuate based on the Company's stock price and final capital expenditures and working capital amounts. As of December 31, 1996, the Company had issued 1,771,869 shares of Metrocall Common Stock. The cash paid in the acquisition was financed through drawings on the Company's credit facility.

  A+ Network, Inc.

     On November 15, 1996, the Company completed its merger with A+ Network of Pensacola, Florida pursuant to an Agreement and Plan of Merger dated May 16, 1996. The total purchase price was approximately $286.4 million, consisting of approximately 8.1 million shares of the Company's Common Stock valued at approximately $42.6 million ($5.25 per share), 8.1 million indexed Variable Common Rights ("VCRs"), approximately $91.8 million paid in a cash tender offer completed in July 1996, indebtedness refinanced under the Company's existing credit facility of approximately $122.5 million, and other assumed indebtedness, estimated future liabilities and transaction fees, but excluding deferred income tax liabilities of approximately $57.4 million recorded in the merger.

                        METROCALL, INC. AND SUBSIDIARIES

3.  ACQUISITIONS -- (CONTINUED)

     Prior to November 15, 1996, the Company acquired approximately 40% of the A+ Network common stock outstanding in a cash tender offer completed in July 1996. For financial reporting purposes, the Company accounted for its investment in A+ Network under the equity method. As such, the Company recorded its share of A+ Network's net loss of approximately $4.1 million through November 15, 1996, which has been classified as Other Expense in the accompanying statement of operations for the year ended December 31, 1996.

     In addition, the Company repurchased approximately 40% of all options outstanding to acquire A+ Network common stock for $13.98 per share or approximately $4.0 million including related payroll taxes. The remaining A+ Network options, with an exercise price of $6.04 per common share, were assumed by the Company and exchanged for Metrocall options (see Note 8).

     Cash payments made in the merger were financed through the Company's credit facility.

     All of the Company's acquisitions have been accounted for as purchases for financial reporting purposes. The purchase prices for the 1994 acquisitions and the 1996 acquisitions of Parkway, Satellite and A+ Network transactions have been allocated as follows (in thousands):

                                                   1994
                                               ACQUISITIONS    PARKWAY    SATELLITE    A+ NETWORK
                                               ------------    -------    ---------    ----------
        Plant and equipment.................     $ 22,872      $ 1,606     $  1,425     $ 55,790
        Accounts receivable and other
          assets............................        6,441          931        1,170       21,040
        Noncompete agreements...............           --            1           --        2,503
        Customer lists......................       17,785        2,795        2,920       25,646
        FCC licenses and state
          certificates......................       66,699       19,536       20,506      115,913
        Goodwill............................       44,384       13,618        3,514      122,893
        Liabilities assumed.................      (84,986)        (680)        (932)     (23,192)
        Direct acquisition costs............       (3,800)      (1,468)        (628)      (8,318)
        Deferred income tax liability.......      (12,700)      (8,932)          --      (57,424)
                                               ----------      -------      -------    ---------
                                                 $ 56,695      $27,407     $ 27,975     $254,851
                                                =========      =======      =======    =========

     The purchase price allocations for 1996 acquisitions may be subject to adjustment for changes in estimates related to costs to be incurred to close duplicate facilities and to settle pending legal contingencies. The resolution of these matters is not expected to have a material impact on the Company's financial condition or its results of future operations.

     The unaudited pro forma information presented below reflects the acquisitions of Parkway, Satellite and A+ Network as if each had occurred on January 1, 1995. The results are not necessarily indicative of future

                        METROCALL, INC. AND SUBSIDIARIES

3.  ACQUISITIONS -- (CONTINUED)
operating results or of what would have occurred had the acquisitions actually been consummated on that date (in thousands, except per share data).

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1995        1996
                                                                   --------    --------
        Revenues................................................   $218,741    $247,886
        Loss attributable to common stockholders before
          extraordinary item....................................    (66,289)    (77,530)
        Loss attributable to common stockholders................    (65,360)    (81,205)
        Loss per share attributable to common stockholders
          before extraordinary item.............................      (3.00)      (3.09)
        Loss per common share attributable to common
          stockholders..........................................      (2.96)      (3.23)

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     The amounts included in prepaid expenses and other current assets at December 31, 1995 and 1996 are as follows (in thousands):

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1995       1996
                                                                     ------     ------
        Prepaid advertising........................................  $  398     $1,490
        Refunds due................................................      --      1,129
        Prepaid taxes..............................................      --        969
        Prepaid insurance..........................................     108        243
        Prepaid rents..............................................      29        118
        Interest receivable........................................     493         18
        Other......................................................     880      1,714
                                                                     ------     ------
                                                                     $1,908     $5,681
                                                                     ======     ======

5.  OTHER CURRENT LIABILITIES

     The amounts included in other current liabilities are as follows (in thousands):

                                                                        DECEMBER 31,
                                                                      -----------------
                                                                       1995      1996
                                                                      ------    -------
        Accrued severance, payroll and payroll taxes...............   $2,763    $ 8,684
        Accrued interest payable...................................    3,893      4,522
        Accrued state and local taxes..............................      220      1,616
        Accrued insurance claims...................................      300      1,224
        Accrued legal and litigation costs.........................       --      1,200
        Other......................................................      490      1,694
                                                                      ------    -------
                                                                      $7,666    $18,940
                                                                      ======    =======

  Management Reorganization

     In January 1996, the Company completed a management reorganization. Under the reorganization, the Company's Chairman of the Board was replaced and the Company's Chief Executive Officer resigned. Severance and other separation costs for the former Chairman and former Chief Executive Officer were

                        METROCALL, INC. AND SUBSIDIARIES

5.  OTHER CURRENT LIABILITIES -- (CONTINUED)

accrued and recorded as a management reorganization charge in the accompanying consolidated financial statements as of and for the year ended December 31, 1995. Additionally, certain nonsales employees were terminated and related severance costs were included in the management reorganization charge. Severance costs included approximately $285,000 of compensation expense recognized upon amending option agreements with certain former employees and the Company's former Chief Executive Officer to increase vesting and exercise periods. As of December 31, 1996, the balance of accrued but unpaid severance costs included in the accompanying balance sheet was approximately $544,000.

6.  LONG-TERM LIABILITIES

  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1995        1996
                                                                   --------    --------
        Senior Subordinated Notes, bearing interest at 10 3/8%,
          Notes due in 2007.....................................   $150,000    $150,000
        Senior Subordinated Notes, bearing interest at 11 7/8%,
          Notes due in 2005.....................................         --       2,534
        Credit agreement, interest at a floating rate, defined
          below, with principal payments beginning March 2000...         --     169,904
        Industrial development revenue note, interest at 70% of
          prime rate plus 1/2% (6.5% and 6.3%, respectively),
          principal of $6 plus interest, payable monthly to
          December 2008, secured by the Company's headquarters
          building..............................................      1,026         914
        Promissory note payable, bearing interest at 7.5%,
          principal and interest payable monthly to June 2005,
          secured by letter of credit...........................         --         623
                                                                   --------    --------
                                                                    151,026     323,975
        Less -- Current portion.................................         72         127
                                                                   --------    --------
        Long-term portion.......................................   $150,954    $323,848
                                                                   ========    ========

  Senior Subordinated Notes

     10 3/8% SENIOR SUBORDINATED NOTES

     On October 2, 1995, the Company completed a public offering of $150.0 million Senior Subordinated Notes (the "Notes"), due 2007, bearing interest at 10.375% per annum, payable semiannually on April 1 and October 1, commencing April 1, 1996. The Notes are general unsecured obligations subordinated in right to the Company's existing long-term debt and other senior obligations, as defined. After underwriting discounts, commissions and other professional fees, net proceeds from the Notes were approximately $145.0 million.

     The Company incurred total loan origination fees and other direct financing costs of approximately $5.0 million, which will be recognized as interest expense over the term of the Notes. Debt financing costs are included in intangible assets in the accompanying consolidated balance sheets as of December 31, 1995 and 1996.

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

     The Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The Notes may be redeemed at the Company's option after October 1, 2000. The following redemption prices are applicable to any optional redemption of the Notes by the Company during the 12-month period beginning on October 1 of the years indicated below:

                                      YEARS                                 PERCENTAGE
        -----------------------------------------------------------------   ----------
        2000.............................................................     105.188%
        2001.............................................................     103.458%
        2002.............................................................     101.729%
        2003 and thereafter..............................................     100.000%

     In the event of a change in control of the Company, as defined, each holder of the Notes will have the right, at such holder's option, to require the Company to purchase that holder's Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase.

     11 7/8% SENIOR SUBORDINATED NOTES

     In connection with the merger with A+ Network, the Company offered to purchase all $125.0 million of A+ Network's 11 7/8% Senior Subordinated Notes due 2005 (the "A+ Notes") for $1,005 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). Concurrent with the Offer, the Company solicited consents to amend the indenture governing the A+ Notes to eliminate substantially all restrictive covenants and certain related events of default contained therein in exchange for a payment of $5.00 for each $1,000 principal amount of the A+ Notes. Of the total outstanding, approximately $122.5 million were validly tendered and retired. Tendered notes were financed under the Company's credit facility. Additionally, sufficient consents were received so that substantially all restrictive covenants and related events of default were eliminated. The principal balance of the notes untendered, $2.5 million, has been assumed by the Company. Interest on the notes is payable semi-annually in May and November. The Company incurred fees of approximately $3.7 million in connection with the tender and consent process which has been recorded as an extraordinary item for the year ended December 31, 1996.

     The A+ Notes may be redeemed at the Company's option after November 1, 2000. The following redemption prices are applicable to any optional redemption of the Notes by the Company during the 12-month period beginning on November 1 of the years indicated below:

                                      YEARS                                  PERCENTAGE
        ------------------------------------------------------------------   ----------
        2000..............................................................     104.5%
        2001..............................................................     103.0%
        2002..............................................................     101.5%
        2003 and thereafter...............................................     100.0%

  Capital Lease Obligations

     In April 1994, the Company entered into a lease agreement (the "Lease Agreement") for additional office space. The Lease Agreement required initial minimum monthly rents of $37,500. In January 1997, the Company acquired additional office space under the Lease Agreement. Initial monthly payments will increase to approximately $68,000 beginning January 1997. The Lease Agreement will continue to be treated as a capital lease for financial reporting purposes. The Lease Agreement continues for an initial period of ten years

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

and may be renewed for two additional five-year periods. In connection with the Lease Agreement, the Company entered into an Option and Purchase Agreement (the "Purchase Agreement"), which gives the Company an option to acquire a 51% interest in the property housing the office space, discussed above. The Company may exercise the option from January 2, 1995, through December 31, 1997. At the time the option is exercised, the Company, along with the owners of the remaining 49% interest in the property, will contribute the property to a limited partnership for which the Company will serve as general partner and receive a 51% equity interest. When, if ever, the Company exercises the purchase option to the Purchase Agreement, the purchase price will be approximately $2.9 million.

     On July 1, 1996, the Company entered into a lease agreement for certain computer equipment. The lease agreement requires quarterly rental payments of approximately $115,000 for a period of three years. This lease agreement has been accounted for as a capital lease for financial reporting purposes.

     Aggregate maturities of long-term debt and capital lease obligations as of December 31, 1996, are as follows (in thousands):

                                                                 LONG-TERM    CAPITAL LEASE
                                                                   DEBT        OBLIGATIONS
                                                                 ---------    -------------
        1997..................................................   $    127        $   573
        1998..................................................        131            645
        1999..................................................        136            503
        2000..................................................        141            336
        2001..................................................        146            387
        Thereafter............................................    323,294          1,373
                                                                 --------     ----------
                                                                 $323,975        $ 3,817
                                                                 ========     ==========

  New Credit Facility

     On September 20, 1996, the Company entered into an agreement to amend and restate the loan agreement governing the Company's existing credit facility. Subject to certain conditions set forth in the new agreement, the Company may borrow up to $350,000,000 under two loan facilities. The first facility ("Facility A") is a $225,000,000 reducing revolving credit facility and the second ("Facility B") is a $125,000,000 reducing credit facility (together Facility A and Facility B are referred to as the "New Credit Facility"). The New Credit Facility has a term of eight years and is secured by substantially all the assets of the Company. Required quarterly principal repayments begin on March 31, 2000 and continue through December 31, 2004. At December 31, 1996, a total of $169,904,000 was outstanding under the New Credit Facility. On January 14, 1997, the Company increased its borrowings outstanding under the New Credit Facility by $10,000,000.

     The New Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 from January 1, 1997 to December 31, 1997, and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the agreement relating to the New Credit Facility). The New Credit Facility also requires the Company to raise additional equity (approximately $10,000,000) if its ratio of cash flow to interest expense is less than 2.0 to 1.0 for the quarter ended June 30, 1997. The covenants also limit additional indebtedness and future mergers and acquisitions (other than the pending transaction discussed in Note 14) without the approval of the lenders and restrict the payment of cash dividends and other stockholders distributions by Metrocall during the term of the

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

agreement. The New Credit Facility also prohibits certain changes in ownership control of Metrocall, as defined.

     Under the New Credit Facility, the Company may designate all or any portion of the borrowings outstanding as either a floating base rate advance or a Eurodollar rate advance with an applicable margin that ranges from 0.0% to 1.750% for base rate advances and 0.875% to 2.750% for Eurodollar rate advances. The predefined margins will be based upon the level of indebtedness outstanding relative to annualized cash flow, as defined in the agreement relating to the New Credit Facility. Commitment fees of 0.25% to 0.375% per year (depending on the level of Metrocall's indebtedness outstanding to annualized cash flow) will be charged on the average unused balance and will be charged to interest expense as incurred. Pursuant to the terms of the New Credit Facility, Metrocall must obtain and maintain interest rate protection on at least 50% of Metrocall's outstanding debt; all fixed rate debt, including the 10 3/8% Senior Subordinated Notes due 2007, will count against this requirement. At December 31, 1996, the obligation to obtain interest rate protection had not commenced and accordingly the Company had not entered into any interest rate protection agreements.

     The Company incurred loan origination fees and direct financing costs in connection with the New Credit Facility of approximately $4.5 million which will be amortized and charged to interest expense over the term of the New Credit Facility.

     The weighted-average balances outstanding under all credit facilities outstanding for the years ended December 31, 1994, 1995 and 1996, were approximately $35,818,000, $108,222,000 and $39,902,000, respectively. The highest outstanding borrowings under these facilities for the years ended December 31, 1994, 1995 and 1996, were approximately $100,320,000, $113,320,000 and $169,904,000, respectively. For the years ended December 31, 1994, 1995 and 1996, interest expense relating to these facilities was approximately $3,458,000, $7,630,000 and $3,737,000, respectively, at weighted-average interest rates of 9.7%, 7.0% and 9.4%, respectively. The effective interest rates as of December 31, 1995 and 1996 were 8.5% and 8.0%, respectively.

  Former Credit Facility

     On August 31, 1994, the Company entered into a secured credit agreement (the "Agreement," as amended) with a group of lenders (the "Lenders") for $175.0 million, consisting of a seven-year $100.0 million reducing revolver and a seven-year $75.0 million revolving credit and term loan (collectively, the "Facility"). Borrowings under the Facility were used to refinance existing indebtedness (under its former credit agreement, discussed below) and finance the acquisitions of FirstPAGE and MetroPaging (see Note 3), as well as capital expenditures and general corporate requirements. On September 20, 1996, the Company amended and restated the Agreement with an agreement for the New Credit Facility discussed above.

     Upon completion of the Notes offering, discussed above, the Company repaid all amounts outstanding under the Facility and terminated the interest rate swap agreements. Accordingly, upon repayment, the Company recorded an extraordinary charge to write-off then existing unamortized debt financing costs and breakage fees associated with the termination of two interest rate swap agreements of $4.4 million in the year ended December 31, 1995.

  Prior Credit Facility

     In November 1993, the Company entered into a revolving credit agreement ("Credit Facility") with a group of banks. The Credit Facility provided for an $85.0 million secured seven-year revolving credit facility. Borrowings under the Credit Facility were used to refinance balances outstanding under a previous credit

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

agreement. On August 31, 1994, the balances outstanding under the Credit Facility ($12.5 million) were refinanced with the Facility discussed above.

     The Company incurred loan origination fees and direct financing costs in connection with the revolving credit agreement. In connection with the repayment of indebtedness outstanding under its then existing credit facility, the Company recognized an extraordinary charge to write-off existing unamortized debt financing costs, net of income tax benefit of $36,000, of approximately $1.3 million in 1994.

  Promissory Note Payable

     The Company assumed indebtedness in the A+ Network merger of approximately $627,000. The promissory note is payable as consideration for an acquisition completed by A+ Network in May 1996. The promissory note bears interest at 7.5% with monthly principal and interest payments of $8,333 through June 2005.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows (in thousands).

                                                DECEMBER 31, 1995       DECEMBER 31, 1996
                                               --------------------    --------------------
                                               CARRYING      FAIR      CARRYING      FAIR
                                                AMOUNT      VALUE       AMOUNT      VALUE
                                               --------    --------    --------    --------
        10 3/8% Senior Subordinated Notes
          due 2007..........................   $150,000    $159,773    $150,000    $127,500
        11 7/8% Senior Subordinated Notes
          due 2005..........................         --          --       2,534       2,331
        Industrial development revenue
          note..............................      1,026       1,093         914         780
        Promissory note payable.............         --          --         623         565

     The carrying amounts reported in the Company's consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short maturity of those instruments. The fair value of the senior subordinated notes is based on market quotes as of the dates indicated. The fair value of the industrial development revenue note and the promissory note payable is based on the Company's incremental borrowing rate.

8.  STOCK AND STOCK RIGHTS

     The authorized capital stock of Metrocall consists of 33,500,000 shares of common stock, par value $0.01 per share ("Metrocall Common Stock" or "Common Stock") and 1,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"), of which 810,000 shares have been designated as Series A Convertible Preferred Stock ("Series A Preferred Stock"), 9,000 shares will be designated Series B Convertible Preferred Stock ("Series B Preferred Stock") and 4,000 shares will be designated as Common Stock Equivalent Preferred Stock ("CSE Preferred Stock").

  Common Stock

     On September 27, 1995, the Company completed a secondary public offering of
4.0 million shares of the Company's Common Stock (the "Secondary Offering"), at $28.25 per share. After underwriting discounts, commissions and other professional fees, net proceeds from the Secondary Offering were approximately $107.0 million.

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)
     At the Company's annual meeting of the Company's stockholders in May 1996, the Company's stockholders approved an increase in the authorized number of shares of Common Stock from 20,000,000 to 26,000,000. Additionally, at a special meeting of the Company's stockholders in November 1996, the stockholders increased the authorized number of shares of Common Stock from 26,000,000 to 33,500,000. The Company intends to seek approval from its stockholders at its annual meeting in May 1997 to increase the number of authorized shares of Common Stock to 60,000,000.

     Because the Company holds licenses from the FCC, no more than 20 percent of the Company's Common Stock may, in the aggregate, be owned directly or indirectly, or voted by a foreign government, a foreign corporation, or resident of a foreign country. The Company's amended and restated certificate of incorporation permits the redemption of the Company's Common Stock from stockholders, where necessary, to protect the Company's regulatory licenses. Such stock may be redeemed at fair market value or if the stock was purchased within one year of such redemption, at the lesser of fair market value or such holder's purchase price.

  Series A Preferred Stock

     The Board of Directors has designated 810,000 shares of Preferred Stock as Series A Preferred Stock. On November 15, 1996, the Company issued 159,600 shares of Series A Preferred Stock, together with the warrants discussed below, for $250 per share or $39.9 million. The Company incurred fees of approximately $1.6 million. Net proceeds from the Series A Preferred Stock ($38.3 million) were used to reduce outstanding bank indebtedness ($25 million) and to fund existing working capital requirements ($13.3 million). Each share of Series A Preferred Stock has a stated value of $250 per share and has a liquidation preference over shares of the Company's Common Stock equal to the stated value. The Series A Preferred Stock carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series A Preferred Stock, at the Company's option. Upon the occurrence of a triggering event, as defined in the certificate of designation for Series A Preferred Stock, and so long as the triggering event continues, the dividend rate increases to 16% per year. Triggering events include, among other things, (i) the failure of the stockholders of Metrocall to approve an increase in the number of authorized shares of Common Stock to at least 50,000,000 on or prior to June 1, 1997, (ii) the Company issues or incurs indebtedness or equity securities senior with respect to payment of dividends or distributions on liquidation or redemption to the Series A Preferred Stock in violation of limitations set forth in the certificate of designation, and (iii) default on the payment of indebtedness in an amount of $5,000,000 or more. So long as a triggering event described in (i) above is continuing, dividends must be paid in cash to the extent permitted by the terms of agreements relating to the Company's debt. At December 31, 1996, accrued but unpaid dividends were approximately $698,000.

     Holders of Series A Preferred Stock have the right, beginning five years from the date of issuance, to convert their Series A Preferred Stock (including shares issued as dividends) into shares of Metrocall Common Stock based on the market price of the Common Stock at the time of conversion. Series A Preferred Stock may, at the holders' option, be converted sooner upon a change of control of Metrocall, as defined in the certificate of designation. The Series A Preferred Stock must be redeemed on November 15, 2008, for an amount equal to the stated value plus accrued and unpaid dividends.

     The Series A Preferred Stock may be redeemed by the Company in whole or in part (subject to certain minimums) beginning November 15, 1999. Prior to then, the Series A Preferred Stock may be redeemed by the Company in whole in connection with a sale of the Company (as described in the Series A certificate of designation) unless the holders have exercised their rights to convert to Metrocall Common Stock in connection with the transaction. The redemption price prior to November 15, 2001, is equal to the stated value of the shares of Series A Preferred Stock, plus accrued and unpaid dividends, and a redemption premium, as

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)
defined. After November 15, 2001, the Series A Preferred Stock may be redeemed for the stated value of $250 per share, without premium.

     Holders of Series A Preferred Stock have the right to elect two members to the Company's Board of Directors. If a triggering event has occurred and is continuing, the holders of Series A Preferred Stock have the right to elect additional directors so that directors elected by such holders shall constitute no less than 40% of the members of the Board of Directors. The Company is required to obtain the approval of the holders of not less than 75% of the Series A Preferred Stock before undertaking (i) any changes in the Metrocall Certificate of Incorporation and Bylaws that adversely affect the rights of holders of the Series A Preferred Stock, (ii) a liquidation, winding up or dissolution of the Company or the purchase of shares of capital stock of Metrocall from holders of over 5% of the issued and outstanding voting securities, (iii) any payment of dividends on or redemption of Metrocall Common Stock; or (iv) issuance of any additional shares of Series A Preferred Stock (except in payment of dividends) or any shares of capital stock having preferences on liquidation or dividends ranking equally to the Series A Preferred Stock. The Company is also required to obtain approval of holders of not less than a majority of the issued and outstanding Series A Preferred Stock before undertaking (i) any acquisition involving consideration having a value equal to or greater than 50% of the market capitalization of the Company or (ii) any sale of the Company unless Metrocall redeems the Series A Preferred Stock.

  Series B Preferred Stock

     In connection with the Page America transaction (see Note 14), the Board of Directors has authorized the designation of 9,000 shares of Preferred Stock as Series B Preferred Stock. Each share of Series B Preferred Stock will have a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred Stock but senior to the shares of Metrocall Common Stock, equal to its stated value. The Series B Preferred Stock will carry a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series B Preferred Stock, at the Company's option. The Company has agreed to issue 1,500 shares of Series B Preferred Stock pursuant to the Amended Page America Agreement (see Note 14).

     Subject to the approval of the conversion rights by holders of the Metrocall Common Stock, beginning on September 1, 1997, and quarterly thereafter, the holders of Series B Preferred Stock will have the right to convert up to 25% of the number of Series B Preferred Stock initially issued (plus shares of Series B Preferred Stock issued as dividends on such shares, and as dividends on such dividends) into shares of Metrocall Common Stock at the current market value of the Common Stock, as defined.

     The Series B Preferred Stock must be redeemed on the twelfth anniversary of the initial issuance for an amount equal to the stated value, plus accrued and unpaid dividends. The Series B Preferred Stock may also be redeemed by the Company in whole or in part at any time for an amount equal to the stated value of the sales to be redeemed plus accrued and unpaid dividends. If Metrocall elects to redeem Series B Preferred Stock, the holders thereof will have the right to convert any Series B Preferred stock that was then convertible into Metrocall Common Stock within 15 business days after receipt of notice of redemption.

     The Company is required to obtain the approval of holders of a majority of the issued and outstanding Series B Preferred Stock before undertaking (i) any changes in the Metrocall Certificate of Incorporation and Bylaws that adversely affect the rights of the holders of Series B Preferred Stock and (ii) any changes in the Series B Certificate of Designation. The Series B Preferred Stock also contains restrictions on the ability of Metrocall to incur any debt or issue securities (other than the Series A Preferred Stock) that are senior to the Series B Preferred Stock.

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)
  Common Stock Equivalent Preferred Stock

     In connection with the Page America transaction (see Note 14), the Board of Directors has authorized the designation of 4,000 shares of Preferred Stock as Common Stock Equivalent Preferred Stock. Pursuant to the Amended Page America Agreement (see Note 14), Page America may receive CSE Preferred Stock. Each share of CSE Preferred Stock will equal .001 shares of a series of preferred stock. Each share of CSE Preferred Stock will have one vote per share on all matters submitted to a vote of holders of Metrocall Common Stock, will be entitled to receive a dividend equal to any dividend declared and paid with respect to the Metrocall Common Stock, will have a liquidation preference equal to that of the Metrocall Common Stock and will be automatically converted into Metrocall Common Stock when sufficient shares have been approved by the Company's stockholders. In the event sufficient shares of Metrocall Common Stock are not available and the Company's stockholders have not approved an increase in the authorized number of shares of Metrocall Common Stock to 60,000,000 by June 1, 1997, the CSE Preferred Stock will be automatically converted into that number of shares of Series B Preferred Stock equal to the total share value of the CSE Preferred Stock (as of the closing of the Page America transaction) divided by $10,000.

  Warrants

     In connection with the issuance of the Series A Preferred Stock, discussed above, the Company issued on November 15, 1996, warrants to purchase Metrocall Common Stock. Each warrant represents the right of the holder to purchase 18.266 shares of Metrocall Common Stock or an aggregate of 2,915,254 shares of Metrocall Common Stock. The exercise price per share is $7.40. The warrants expire November 15, 2001.

     The total value allocated to the warrants for financial reporting purposes, $7.9 million or $2.70 per share, will be accreted over the term of the Series A Preferred Stock as preferred dividends.

  Variable Common Rights

     As part of the merger consideration, stockholders of A+ Network received VCRs equal to the number of shares of Metrocall Common Stock they received in the merger. Each VCR entitles the holder to receive a payment of up to $5.00 in either the Company's Common Stock or cash, at the Company's option, if the market value, as defined, of the Company's Common Stock at November 15, 1997, is less than a specified target price. The target price will be adjusted downward, but not upward, based on changes in an index composed of the average closing bid prices of three other companies in the paging industry since the announcement of the merger. If changes in the index cause the target price to be lower than a floor price of $16.10 (which is not indexed and therefore not adjusted downward), the VCR payment will be zero without regard to the trading value of the Company's Common Stock. At November 15, 1996, the date the merger was completed, the target price was estimated to be approximately $5.97 per share. For financial reporting purposes, no value has been assigned to the VCRs. As of December 31, 1996, the target price was below the fixed floor price of $16.10 per share.

  Stock Option Plans

     In 1993, the Company adopted a Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, as amended, options to purchase up to an aggregate of 975,000 shares of Common Stock were reserved for grants to key employees of the Company. The 1993 Plan limits the maximum number of shares that may be granted to any person eligible under the 1993 Plan to 325,000. All options have been issued with exercise prices equal to the fair market value at date of grant. All options granted under the 1993 Plan become fully vested and exercisable on the second anniversary of the date of grant. Each option granted under the 1993 Plan will terminate no later than ten years after the date the option was granted. Effective with the approval of the

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

Metrocall 1996 Stock Option Plan in May 1996, discussed below, no additional options will be granted under the 1993 Plan.

     In 1993, the Company also adopted a Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan, options to purchase up to an aggregate of 25,000 shares of Common Stock are available for grants to directors of the Company who are neither officers nor employees of the Company ("Eligible Director"). Options issued under the Directors Plan vest fully on the six-month anniversary of the date of grant. Each Eligible Director was also granted an option to purchase 1,000 shares of Common Stock on the first and second anniversaries of the grant date of the initial option if the director continues to be an Eligible Director on each of such anniversary dates.

     In May 1996, the Company's stockholders approved the Metrocall 1996 Stock Option Plan (as amended, the "1996 Plan") an amendment to which was approved by the stockholders in November 1996. Under the 1996 Plan, options to purchase up to an aggregate of 2,000,000 shares of Common Stock were reserved for grant to key employees, officers and nonemployee directors who have never been employed by the Company ("Qualified Director"). The 1996 Plan limits the maximum number of shares that may be granted to any person eligible under the 1996 Plan to 750,000. If any option granted under the 1996 Plan expires or terminates prior to exercise in full, the shares subject to that option shall be available for future grants under the 1996 Plan. All employees of the Company and Qualified Directors of the Company are eligible to participate in the 1996 Plan. Each option granted under the 1996 Plan will terminate no later than ten years after the date the option was granted.

     Under the 1996 Plan, both incentive stock options and nonstatutory stock options are available for employees. For incentive stock options, the option price shall not be less than the fair market value of a share of Metrocall Common Stock on the date the option is granted. For nonstatutory options, the option price shall not be less than the par value of Metrocall Common Stock. All options granted to Qualified Directors shall be nonstatutory options. Upon approval of the 1996 Plan, each Qualified Director was granted an initial option to purchase 10,000 shares of Metrocall Common Stock. Thereafter, every Qualified Director will be granted an initial option to purchase 10,000 shares of Metrocall Common Stock at the time the Qualified Director commences service on the board of directors. Subsequently, each Qualified Director who received an initial grant of an option shall receive an additional option to purchase 1,000 shares of Metrocall Common Stock on each anniversary of the initial option, provided that the director continues to be a Qualified Director on each anniversary date. Options granted to Qualified Directors shall become fully vested six months after the date of grant. The exercise price for options granted to Qualified Directors shall be the fair market value of Metrocall Common Stock on the date the option is granted or the date of shareholder approval of the 1996 Plan, if later.

     In connection with the merger of Metrocall and FirstPAGE, Metrocall exchanged options to purchase 47,387 shares of Metrocall Common Stock with former FirstPAGE option holders. These options are fully vested and exercisable and have an exercise price of approximately $1.04 per common share. Of the total options exchanged, 23,219 were unexercised at December 31, 1996.

     In connection with the merger of Metrocall and A+ Network, Metrocall exchanged options to purchase shares of Metrocall Common Stock with former A+ Network option holders. These options are fully vested and exercisable and have an exercise price of approximately $6.04 per common share. Of the total options exchanged, none had been exercised through December 31, 1996.

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

     Pursuant to the stock option plans discussed above, the Board of Directors has approved the issuances of the following Common Stock options.

                                      WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                       AVERAGE                       AVERAGE                       AVERAGE
YEAR ENDED DECEMBER                   EXERCISE                      EXERCISE                      EXERCISE
31,                       1994          PRICE           1995          PRICE           1996          PRICE
-------------------   -------------   ---------    --------------   ---------    --------------   ---------
Outstanding,
  beginning of
  period...........         316,500    $ 19.47            529,387    $ 15.75            798,958    $ 17.75
Granted............         170,500      13.05            303,500      20.24            656,216      17.70
Canceled...........          (5,000)     19.50            (12,500)     20.10           (172,337)     18.11
Issued in FirstPAGE
  merger...........          47,387       1.04                 --         --                 --         --
Issued in A+
  Network merger...              --         --                 --         --            468,904       6.04
Exercised..........              --         --            (21,429)      2.21             (4,739)      1.04
                      -------------   ---------    --------------   ---------    --------------   ---------
Outstanding, end of
  period...........         529,387    $ 15.75            798,958    $ 17.75          1,747,002    $  8.18
                       ============    =======      =============    =======      =============    =======
Options
  exercisable......          50,387                       339,958                       966,417
Option price
  range -- options
  outstanding......   $1.035-$19.50                $1.035-$22.125                $1.035-$22.125
Option price
  range -- options
  exercisable......   $1.035-$18.25                $ 1.035-$19.50                $1.035-$22.125

     On September 18, 1996 the Compensation Committee of the Board of Directors approved a change in the exercise price for substantially all outstanding Common Stock options for current employees and officers. The new exercise price was $7.94 per share, the fair market value on the date of the change. On February 5, 1997, the Compensation Committee of the Board of Directors approved a change in the exercise price for substantially all outstanding options for current employees, officers and directors. The new exercise price was $6.00 per share, the fair market value on the date of the change. Repricing of options for nonemployee directors is subject to stockholder approval.

  Employee Stock Purchase Plan

     In May 1996, the Company's stockholders approved the Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). Substantially all full-time employees are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may elect to purchase shares of Metrocall Common Stock at the lesser of 85% of the fair market value on either the first or last trading day of each payroll deduction period. No employee may purchase in one calendar year shares of Common Stock having an aggregate fair market value in excess of $25,000. Total shares authorized for issuance under the Stock Purchase Plan are 300,000. In July 1996, 11,942 shares were issued under the Stock Purchase Plan for $9.24 per share. At December 31, 1996, 35,203 shares were due to participants in the Stock Purchase Plan at a price of $4.14 per share. The weighted-average fair value of shares sold in 1996 was $6.56 per share.

  SFAS No. 123, "Accounting for Stock-Based Compensation"

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and stock purchase plans. Since the Company has granted options to acquire Common Stock at an exercise

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

price equal to the fair value of the Common Stock on the date of grant, no compensation cost has been recognized for its stock option and stock purchase plans other than for approximately $285,000 of compensation expense recognized in 1995 upon amending option agreements with certain former employees (see Note
5). Had compensation cost for the Company's stock-based compensation plans been determined for 1995 and 1996 grants using the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's loss and loss per share information would have been increased to the pro forma amounts indicated below.

                                                                            1995        1996
                                                                          --------    --------
    Loss before extraordinary item attributable to         As reported    $(15,710)   $(46,235)
      common stockholders...............................   Pro forma       (16,082)    (49,589)
    Loss attributable to common stockholders............   As reported     (20,102)    (49,910)
                                                           Pro forma       (20,474)    (53,264)
    Loss per share before extraordinary item               As reported       (1.34)      (2.84)
      attributable to common stockholders...............   Pro forma         (1.38)      (3.05)
    Loss per share attributable to common                  As reported       (1.72)      (3.07)
      stockholders......................................   Pro forma         (1.75)      (3.28)

     Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted-average fair value of options granted in 1995 and 1996 was $7.34 and $5.89, respectively, after the effect of repricing discussed above. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: risk free rate of 6.43%, expected lives of ten years and expected volatility of 60.6%.

9.  COMMITMENTS AND CONTINGENCIES

  Legal and Regulatory Matters

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of the Company.

     In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois, claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action.

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

                        METROCALL, INC. AND SUBSIDIARIES

9.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

  Leases

     The Company has various leasing arrangements (as lessee) for office space and communications equipment sites. Rental expense related to operating leases was approximately $2,627,000, $4,818,000, and $8,612,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Minimum rental payments as of December 31, 1996, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

        1997...............................................................   $11,867
        1998...............................................................     9,456
        1999...............................................................     6,364
        2000...............................................................     4,286
        2001...............................................................     2,431
        Thereafter.........................................................     4,347
                                                                              -------
                                                                              $38,751
                                                                              =======

     Rent expense for lease agreements between the Company and related parties for office space, tower sites and transmission systems, excluding consolidated entities, was approximately $215,000, $359,000 and $334,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company leases office and warehouse space from a company owned by a director of the Company. The annual rental commitment under these leases, which expire in 1998, is approximately $520,000. The Company believes the terms of these leases are at least as favorable as those that could be obtained from a non-affiliated party.

  Profit Sharing Plan and Retirement Benefits

     In 1995, the Company adopted the Metrocall, Inc. Savings and Retirement Plan (the "Plan") a combination employee savings plan and discretionary profit-sharing plan that covers substantially all full-time employees. The Plan qualifies under section 401(k) of the Internal Revenue Code (the "IRC"). Under the Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. The Company has agreed to match 25% of the employee's contribution, up to 3% of each participant's gross salary. Contributions made by the Company vest 20% per year beginning on the second anniversary of the participant's employment. Profit sharing contributions are discretionary. The Company's expense for contributions under this Plan and the Company's previous profit sharing plan, recorded in the accompanying consolidated statements of operations were $200,000, $93,000, and $112,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

10.  EQUITY INVESTMENT

     The Company acquired a 33 1/3% interest in Solo America, a national sales and marketing distribution company. In its relationship with Solo America, the Company has agreed to advance $1 million to Solo America, payable in three installments, in exchange for Solo America's efforts to market the Company's paging products and services. Through December 31, 1996, the Company has made equity installments totaling $666,666. The Company recorded a charge of approximately $207,000 to recognize the Company's share of Solo America's net loss in the year ended December 31, 1996. The Company has recorded a further reserve against the investment in Solo America at December 31, 1996 of approximately $238,000.

                        METROCALL, INC. AND SUBSIDIARIES

11.  INCOME TAXES

     As of December 31, 1996, the Company had net operating loss and investment tax credit carryforwards of approximately $122.8 million and $1.1 million, respectively, which expire in the years 1999 through 2011. The benefits of these carryforwards may be limited in the future due to significant changes in the ownership of the Company. Net operating loss carryforwards may be used to offset up to 90 percent of the Company's alternative minimum taxable income. The provision for alternative minimum tax will be allowed as a credit carryover against regular tax in the future in the event regular tax exceeds alternative minimum tax expense. To the extent that acquired net operating losses are utilized in future periods, the benefit will first be recognized to reduce acquired intangible assets before reducing the provision for income taxes.

     Under the provisions of SFAS No. 109, the tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset for which management has reserved 100% due to the uncertainty of future taxable income. These carryforwards will be benefited for financial reporting purposes when utilized to offset future taxable income.

     The components of net deferred tax assets (liabilities) were as follows as of December 31, 1995 and 1996 (in thousands):

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1995        1996
                                                                   --------    --------
        Deferred tax assets:
             Allowance for doubtful accounts....................   $    386    $    502
             Management reorganization..........................        590         217
             New pagers on hand.................................        633         971
             Intangibles........................................         --       2,182
             Other..............................................        572         887
             Net operating loss carryforwards...................     27,055      48,979
                                                                   --------    --------
                  Total deferred tax assets.....................     29,236      53,738
                                                                   ========    ========
        Deferred tax liabilities:
             Basis differences attributable to purchase
               accounting.......................................    (11,814)    (76,687)
             Depreciation and amortization expense..............     (5,288)     (9,449)
             Other..............................................       (388)       (143)
                                                                   --------    --------
                  Total deferred tax liabilities................    (17,490)    (86,279)
                                                                   ========    ========
        Net deferred tax asset (liability)......................     11,746     (32,541)
        Less: Valuation allowance...............................    (23,560)    (44,146)
                                                                   --------    --------
                                                                   $(11,814)   $(76,687)
                                                                   ========    ========

                        METROCALL, INC. AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)

     The income tax benefit for the years ended December 31, 1994, 1995 and 1996, is primarily the result of the amortization of the basis differences attributable to purchase accounting and is composed of the following (in thousands):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                  1994    1995     1996
                                                                  ----    ----    ------
        Income tax (provision) benefit
             Current --
                  Federal......................................   $(35)   $(36)   $   --
                  State........................................    (13)    (55)     (447)
             Deferred..........................................    200     686     1,468
                                                                  ----    ----    ------
                                                                  $152    $595    $1,021
                                                                  ====    ====    ======

     The benefit for income taxes for the years ended December 31, 1994, 1995 and 1996, results in effective rates that differ from the Federal statutory rate as follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                  1994     1995     1996
                                                                  -----    -----    -----
        Statutory Federal income tax rate......................    35.0%    35.0%    35.0%
        Effect of graduated rates..............................    (1.0)    (1.0)    (1.0)
        State income taxes, net of Federal tax benefit.........     2.8      2.8      4.6
        Net operating losses for which no tax benefit is
          currently available..................................   (12.5)   (30.6)   (24.6)
        Permanent differences..................................   (12.1)    (2.6)   (11.8)
                                                                  -----    -----    -----
                                                                   12.2%     3.6%     2.2%
                                                                  =====    =====    =====

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company made cash payments for interest of $2,576,000, $9,538,000 and $19,082,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company made cash payments for income taxes of $48,000, $55,000 and $264,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     A capital lease obligation of $3.2 million was incurred when the Company entered into a lease for new office space in 1994 (see Note 6). In 1996, the Company executed a lease agreement for computer equipment which is treated as a capital lease obligation for financial reporting purposes of $1.1 million.

                        METROCALL, INC. AND SUBSIDIARIES

13.  INTERIM FINANCIAL DATA (UNAUDITED)

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                          MARCH 31               JUNE 30             SEPTEMBER 30            DECEMBER 31
                                     ------------------    -------------------    -------------------    --------------------
                                      1995       1996       1995        1996       1995        1996        1995        1996
                                     -------    -------    -------    --------    -------    --------    --------    --------
Revenues..........................   $25,796    $29,939    $27,640    $ 32,048    $27,978    $ 36,622    $ 29,445    $ 51,348
Income (loss) from operations.....       766     (4,770)       612      (8,093)      (721)     (7,118)     (6,440)     (5,464)
Loss before extraordinary item
  attributable to common
  stockholders....................    (1,690)    (7,689)    (2,038)    (10,955)    (3,370)    (14,315)     (8,612)    (13,276)
Loss attributable to common
  stockholders....................    (1,690)    (7,689)    (2,038)    (10,955)    (3,370)    (14,315)    (13,004)    (16,951)
Loss per share before
  extraordinary item attributable
  to common stockholders..........     (0.16)     (0.53)     (0.19)      (0.75)     (0.31)      (0.94)      (0.59)      (0.65)
Loss per share attributable to
  common
  stockholders....................     (0.16)     (0.53)     (0.19)      (0.75)     (0.31)      (0.94)      (0.89)      (0.83)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year. The loss from operations in the quarter ended December 31, 1995, includes a charge of $2,050,000 for management reorganization charge described in Note 5. Net loss for the three months ended December 31, 1995 and 1996, includes charges for extraordinary items, net of applicable tax benefit, if any, for the write-off of deferred financing costs of $4,392,000 ($0.38 per share) and costs associated with the repurchase of the A+ Notes of $3,675,000 ($0.23 per share), respectively, discussed in Note 6.

14.  PENDING ACQUISITION

     On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). The Page America Agreement was subsequently amended on January 30, 1997 (the "Amended Page America Agreement"). Pursuant to the Amended Page America Agreement, as subsequently modified, (i) Metrocall will acquire substantially all of the assets and assume substantially all of Page America's accounts payable and certain obligations under various office and equipment leases and (ii) Page America will receive (a) $25 million in cash subject to reduction for amounts payable for pagers provided by the Company, (b)1,500 shares of Series B Preferred Stock with a stated value of $15 million, (c) 762,960 shares of the Company's Common Stock and (d) additional shares of the Company's Common Stock or other equity securities (CSE Preferred Stock, see Note
8) having a value equal to $15 million, subject to adjustment based on certain changes in Page America's working capital and service revenues. Consummation of the Page America acquisition is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals and approval by the Page America stockholders. There can be no assurance that such approvals will be obtained. The pending transaction, if consummated, will be accounted for as a purchase.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Metrocall, Inc., and subsidiaries, and have issued our report thereon dated February 13, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-29 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
February 13, 1997

                                                                     SCHEDULE II

                        METROCALL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                       --------------------------
                                         BALANCE AT    CHARGED TO                                      BALANCE AT
                                         BEGINNING     COSTS AND                                         END OF
             DESCRIPTION                  OF YEAR       EXPENSES     ACQUIRED (1)    DEDUCTIONS (2)       YEAR
--------------------------------------   ----------    ----------    ------------    --------------    ----------
Year ended December 31, 1996
     Allowance for doubtful
     accounts.........................     $  968        $4,575         $1,927           $4,509          $2,961
                                           ======        ======           ====           ======          ======
Year ended December 31, 1995
     Allowance for doubtful
     accounts.........................     $1,150        $3,414         $   --           $3,596          $  968
                                           ======        ======           ====           ======          ======
Year ended December 31, 1994
     Allowance for doubtful
     accounts.........................     $  300        $  925         $  850           $  925          $1,150
                                           ======        ======           ====           ======          ======

---------------

(1) Allowance for doubtful accounts acquired in 1994 for the FirstPAGE and MetroPaging mergers and in 1996 for the Parkway Paging, Satellite Paging, Message Network and A+ Network (see Note 3 -- Notes to Consolidated Financial Statements).

(2) Deductions represent write-offs of accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
  2.1     Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
          Page America of New York, Inc., Page America of Illinois, Inc., Page America
          Communications of Indiana, Inc., Page America of Pennsylvania, Inc. and Metrocall,
          Inc. dated as of January 30, 1997.(a)
  3.1     Amended and Restated Certificate of Incorporation of Metrocall (the
          "Certificate").(d)
  3.2     Certificate of Amendment to the Certificate dated June 25, 1996.(d)
  3.3     Certificate of Amendment to the Certificate dated November 12, 1996.
  3.4     Fifth Amended and Restated Bylaws of Metrocall.
  4.1     Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007.(b)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 dated
          October 24, 1995.(1)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.
  4.4     Second Supplemental Indenture dated November 15, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.
 10.1     Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
          A+ Network, Inc.(c)
 10.2     Amendment to Agreement and Plan of Merger between Metrocall, Inc. and A+ Network,
          Inc.(d)
 10.3     Shareholders' Option and Sale Agreement dated as of May 16, 1996 between Metrocall,
          Inc. and certain shareholders of A+ Network, Inc. listed therein.(c)
 10.4     Metrocall Stockholders Voting Agreement dated as of May 16, 1996 between A+ Network,
          Inc. and certain stockholders of Metrocall, Inc., listed therein.(c)
 10.5     Agreement dated May 16, 1996 among Metrocall, Inc. and Ray D. Russenberger and
          Elliott H. Singer regarding voting for director.(c)
 10.6     Employment Agreement between Metrocall and Vincent D. Kelly.(d)
 10.7     Employment Agreement between Metrocall and William L. Collins, III.(d)
 10.8     Employment Agreement between Metrocall and Steven D. Jacoby.(d)
 10.9     Agreement and Plan of Merger entered into effective the 26th day of April between A+
          Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular
          Telephone, Inc., Leroy Faith, Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith
          Jr.(d)
 10.10    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Ray D. Russenberger.(c)
 10.11    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Elliott H. Singer.(c)
 10.12    Employment Agreement dated May 16, 1996 between Metrocall, Inc. and Charles A.
          Emling III.(c)
 10.13    Change of Control Agreement between Metrocall and Vincent D. Kelly.(d)
 10.14    Change of Control Agreement between Metrocall and William L. Collins, III.(d)
 10.15    Change of Control Agreement between Metrocall and Steven D. Jacoby.(d)
 10.16    Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway
          Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated
          February 26, 1996.(e)

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
 10.17    Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana
          Paging, Inc., d/b/a/ Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan
          D. Bloomgren and Metrocall, Inc., dated February 28, 1996. (A portion of this
          Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(e)
 10.18    Amendment to Asset Purchase Agreement dated as of August 30, 1996 by and among O.R.
          Estman, Inc. d/b/a Satellite Paging, Dana Paging, Inc. d/b/a Message Network,
          Bertman M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc.(f)
 10.19    Amended and Restated 1993 Stock Option Plan of Metrocall.(g)
 10.20    Directors' Stock Option Plan of Metrocall.(g)
 10.21    Metrocall 1996 Stock Option Plan.(h)
 10.22    First Amendment to Metrocall 1996 Stock Option Plan.(d)
 10.23    Metrocall Employee Stock Purchase Plan.(h)
 10.24    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(i)
 10.25    Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and
          Beacon Communications Associates, Ltd.(j)
 10.26    Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr.,
          Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock.(d)
 10.27    Metrocall Savings and Retirement Plan, as amended and restated dated April 1,
          1995.(c)
 10.28    Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as
          "Documentation Agent," the First National Bank of Boston as "Syndication Agent," the
          Toronto-Dominion Bank and the First National Bank of Boston as "Managing Agents,"
          and Toronto-Dominion (Texas), Inc. as "Administrative Agent".(k)
 11.1     Statement re computation of per share earnings.
 21.1     Subsidiaries of Metrocall, Inc.
 23.1     Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.
 27.0     Financial Data Schedule.

---------------

(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4 (File No. 333-21231), filed with the Commission on February 5, 1997.

(b) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(c)  Incorporated by reference to Metrocall, Inc.'s Tender Offer Statement on
     Schedule 14D-1, filed with the Commission on May 22, 1996.

(d) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.

(e) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 15, 1996.

(f) Incorporated by reference to Metrocall's Periodic Report on Form 8-K, filed with the Commission on September 13, 1996, as amended on October 1, 1996.

(g) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.

(h) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

(i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(j) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

(k) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended (File No. 333-13123), filed with the Commission on October 1, 1996.

(l) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.