Form 10-K405/A
period 1996-12-31
METROCALL INC
filed 1997-05-08
CIK 906525

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


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


     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]


     Based on the closing sales price of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $88,500,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     CLASS                                 FEBRUARY 28, 1997
                     -----                                 -----------------
          Common stock, $.01 par value                         25,050,617

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of the Registrant to be held May 7, 1997, which will be filed with the Commission within 120 days after the close of the fiscal year, are incorporated by reference into Part III.

================================================================================

     This amended and restated Annual Report on Form 10-K/A amends the following items in the registrant's Annual Report on Form 10-K filed on March 31, 1997: 1)
Item 5: Market for the Registrant's Common Stock and Related Security Holder Matters, is amended by adding information on unregistered securities; 2) Item 6:
Selected Financial Data, and Item 8: Financial Statements and Supplementary Data, are amended to reflect a change in the treatment in the statement of operations for 1995 of breakage fees for termination of interest rate swap agreements; 3) Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, is amended and restated in certain respects; and Item 14(c): Exhibits, is amended to update the list of exhibits.


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

                          NUMBER OF PAGERS IN SERVICE

                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                  1994(1)     1995       1996(2)
                                                                  -------    -------    ---------
Northeast......................................................   230,830    283,391      415,800
Mid-Atlantic...................................................   178,008    200,370      202,777
Southeast......................................................   108,775    133,232      926,387
Southwest......................................................        --         --      181,229
West...........................................................   237,933    327,020      416,158
                                                                  -------    -------    ---------
     Total.....................................................   755,546    944,013    2,142,351
                                                                  =======    =======    =========

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

                         OWNERSHIP OF PAGERS IN SERVICE

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                    1994(1)             1995             1996(2)
                                                 --------------    --------------    ----------------
Direct Channels:
  Company owned and leased to subscribers.....   319,565     42%   380,951     40%     690,382     32%
  Subscriber owned (COAM).....................   171,605     23    170,019     18      271,837     13
  Company-owned retail stores.................        --     --         --     --      114,192      5
Indirect Channels:
  Resellers...................................   223,172     30    339,556     36      865,221     41
  Strategic partners and affiliates...........        --     --         --     --      130,142      6
  Retail......................................    41,204      5     53,487      6       70,577      3
                                                 -------    ---    -------    ---    ---------    ---
     Total....................................   755,546    100%   944,013    100%   2,142,351    100%
                                                 =======    ===    =======    ===    =========    ===

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

                   PAGERS IN SERVICE BY DISTRIBUTION CHANNEL

                                                                    DECEMBER 31,
                                          ----------------------------------------------------------------
                                                 1994                  1995                   1996
                                          ------------------    ------------------    --------------------
                                          NUMBER     PERCENT    NUMBER     PERCENT     NUMBER      PERCENT
                                          -------    -------    -------    -------    ---------    -------
Direct(1)..............................   491,170       65%     550,970       58%     1,076,411       50%
Indirect(2)............................   264,376       35      393,043       42      1,065,940       50
                                          -------    -----      -------    -----      ---------    -----
     Total.............................   755,546      100%     944,013      100%     2,142,351      100%
                                          =======    =====      =======    =====      =========    =====

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


     Unregistered Securities. On November 15, 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 159,600 warrants representing the right to purchase an aggregate of 2.915 million shares of Metrocall Common Stock ("Warrants"). The aggregate purchase price for the Series A Preferred Stock and the Warrants was $39.9 million. The purchasers of these securities were John Hancock Mutual Life Insurance Company, SunAmerica, Inc. and UBS Capital, LLC. Because the securities were sold to qualified institutional buyers in a transaction not involving a public offering, the sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").



     The Series A Preferred Stock has a stated vale of $250 per share, and carries a 14% dividend (subject to increase upon the occurrence of certain events) payable in cash or additional shares of Series A Preferred Stock at the election of the Company, a liquidation preference and redemption value of $250 per share, certain redemption rights and the right to elect directors of Metrocall. In addition, beginning November 15, 2001, holders of Series A Preferred Stock have the right to convert their Series A Preferred Stock (including shares issued as dividends) into shares of Metrocall Common Stock based upon the market price of Metrocall Common Stock at the time of conversion. Series A Preferred Stock may, at the option of holders, be converted sooner upon certain change of control events of Metrocall, as defined in the Certificate of Designation for the Series A Preferred Stock.



     Each Warrant represents to right of the holder to purchase 18,266 shares of Metrocall Common Stock, or an aggregate of 2.915 million shares. The exercise price per share is $7.40. The Warrants contain certain provisions for adjustment in the exercise price in the event Metrocall sells common stock or rights to purchase common stock in private transactions for less than 125% of the then current market price and other customary anti-dilution provisions. The Warrants expire November 15, 2001. The Company has registered under the Securities Act the resale of shares that may be obtained upon exercise of the Warrants.

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

                                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       1992        1993      1994(1)       1995       1996(1)
                                                     --------    --------    --------    --------    ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE,
                                                                     UNIT, AND PER UNIT DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Service, rent and maintenance revenues............   $ 30,996    $ 33,111    $ 49,716    $ 92,160    $ 124,029
Product sales.....................................      4,196       4,549       8,139      18,699       25,928
                                                     --------    --------    --------    --------    ----------
         Total revenues...........................     35,192      37,660      57,855     110,859      149,957
Net book value of products sold...................     (3,439)     (4,130)     (6,962)    (15,527)     (21,633)
                                                     --------    --------    --------    --------    ----------
                                                       31,753      33,530      50,893      95,332      128,324
Operating expenses:
Service, rent and maintenance.....................      8,342       9,559      14,014      27,258       38,347
Selling, general and administrative(2)............     12,341      17,879      20,727      42,353       57,226
Depreciation and amortization.....................      6,594       6,525      13,829      31,504       58,196
                                                     --------    --------    --------    --------    ----------
Income (loss) from operations.....................      4,476        (433)      2,323      (5,783)     (25,445)
Interest and other (expense) income(3)............      1,212          77         161         314         (607)
Interest expense..................................     (2,631)     (1,331)     (3,726)    (12,533)     (20,424)
                                                     --------    --------    --------    --------    ----------
Income (loss) before income tax benefit
  (provision) and extraordinary item..............      3,057      (1,687)     (1,242)    (18,002)     (46,476)
Income tax benefit (provision)....................        (69)        (59)        152         595        1,021
                                                     --------    --------    --------    --------    ----------
Income (loss) before extraordinary item...........      2,988      (1,746)     (1,090)    (17,407)     (45,455)
Extraordinary item(3).............................         --        (439)     (1,309)     (2,695)      (3,675)
                                                     --------    --------    --------    --------    ----------
  Net income (loss)...............................      2,988      (2,185)     (2,399)    (20,102)     (49,130)
Preferred dividends...............................         --          --          --          --         (780)
                                                     --------    --------    --------    --------    ----------
  Income (loss) attributable to common
    stockholders..................................   $  2,988    $ (2,185)   $ (2,399)   $(20,102)   $ (49,910)
                                                     ========    ========    ========    ========    ==========
Loss per share attributable to common
  stockholders:
  Loss per share before extraordinary item
    attributable to common stockholders...........                           $  (0.14)   $  (1.49)   $   (2.84)
  Extraordinary item, net of income tax benefit...                              (0.16)      (0.23)       (0.23)
                                                                             --------    --------    ----------
  Loss per share attributable to common
    stockholders..................................                           $  (0.30)   $  (1.72)   $   (3.07)
                                                                             ========    ========    ==========
OPERATING AND OTHER DATA:
Units in service (end of period)..................    201,397     247,716     755,546     944,013    2,142,351
EBITDA(4).........................................   $ 11,070    $ 10,923    $ 16,152    $ 27,771    $  32,751
EBITDA margin(5)..................................      34.9%       32.6%       31.7%       29.1%        25.5%
Net cash provided by operating activities.........   $  8,858    $ 10,929    $ 11,796    $ 14,000    $  15,608
Net cash provided by (used in) investing
  activities......................................   $ 26,127    $(13,598)   $(19,227)   $(44,528)   $(327,904)
Net cash (used in) provided by financing
  activities......................................   $(34,167)   $  1,983    $  9,190    $151,329    $ 199,639
ARPU(6)...........................................   $  13.10    $  12.29    $  10.53    $   9.15    $    8.01
Average monthly operating expense per unit(7).....   $   8.74    $   8.39    $   7.36    $   6.71    $    6.28
Units in service per employee (end of period).....        730         716       1,007       1,047        1,086
Capital expenditures..............................   $  3,918    $ 13,561    $ 19,091    $ 44,058    $  62,110

                                                                           DECEMBER 31,
                                                     ----------------------------------------------------------
                                                       1992        1993        1994        1995        1996
                                                     --------    --------    --------    --------    ----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit).........................   $    531    $ (1,603)   $ (5,277)   $116,009    $  (7,267)
Cash and cash equivalents.........................      1,700       1,014       2,773     123,574       10,917
Total assets......................................     26,180      33,857     200,580     340,614      651,468
Total long-term debt..............................     31,143      12,102     104,846     154,055      327,792
Total stockholders' equity (deficit)..............    (11,374)     13,729      68,136     155,238      166,298


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


(3) In 1993, 1994 and 1995 the Company refinanced balances outstanding under its then existing credit facilities. As a result of this refinancing the Company recorded extraordinary items of $439,000, $1.3 million and $2.7 million, respectively, representing charges to expense unamortized deferred financing costs and other costs, net of any income tax benefits, related to those credit facilities. In 1996, the Company recorded an extraordinary item for costs of approximately $3.7 million paid to purchase the A+ Network 11 7/8% senior subordinated notes outstanding. Additionally, the Company incurred breakage fees of approximately $1.7 million associated with the termination of two interest rate swap agreements in 1995. Costs associated with this termination have been included in interest and other (expense) income in the 1995 statement of operations.


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


     In recent years, paging, including paging related services, has been one of the fastest growing, most cost competitive forms of wireless communications. Industry experts estimate that total pagers in service will increase to more than 75 million by the end of the century from approximately 43 million in 1996. In order to capitalize on this anticipated growth, the Company has expanded its channels of distribution to include Company-owned and operated retail stores, strategic partnerships and alliances, franchises and internet sales, among others; with each focusing on the sale rather than lease of pagers. While there has been an increase in the percentage of pagers sold through indirect, as opposed to direct, channels, the Company does not believe this change will have a material effect on its results of operations or liquidity. The Company's average monthly service, rent and maintenance revenue per unit ("ARPU") for paging services for the years ended December 31, 1995 and 1996 was $9.15 and $8.01, respectively. This decline in ARPU is largely a function of the changing mix of distribution channels through internal growth and acquisitions and an overall average ARPU decline of approximately 6.6%. In order to increase penetration and maximize utilization of its network, the Company emphasizes a number of distribution channels characterized by lower ARPU, with correspondingly lower costs. For example, the Company's strategic partners and third-party resellers do not lease pagers from the Company and generally purchase services in large quantities at discounted prices. This lower revenue base is, however, offset by lower sales and administrative costs for their subscribers. The Company has reduced capital expenditure requirements for these new customers, as they do not need to make investments in paging equipment for these subscribers. More customers are purchasing pagers either directly from the Company or through Company owned retail stores, third-party retail outlets and the Company's strategic partners. While the Company does not earn lease revenues from these sold units, the overall capital expenditure requirement is reduced or eliminated. Enhanced services have partially offset declines in ARPU. The Company has been successful in marketing enhanced services such as nationwide paging service and voice mail, to its subscriber base, as well as branded customer service and billing services for the Company's strategic partners and franchisees. Such services carry a low incremental cost to the Company. The Company is attempting to offset declines in ARPU through the expansion of its distribution channels, continued marketing of enhanced services and expansion into support functions, including billing and customer service.


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


     The Company's long-term strategy is to continue to expand its business by providing paging and other wireless communication services to an increasingly broad base of subscribers throughout the United States, while increasing total revenues and EBITDA and de-emphasizing that portion of the business which has historically leased pagers. The Company believes that increases in revenues from the sale of pagers and service revenue from providing paging service to such pagers will more than make up for losses of rental revenues derived from leasing pagers, which has increasingly involved high volume, lower margin transactions. The Company is seeking to increase its base of subscribers by expanding its operations in existing, contiguous and other markets, through start-up operations and internal growth. As discussed above, the Company significantly expanded its geographic coverage and subscriber base through four acquisitions in 1996. Furthermore, the Company has signed a definitive acquisition agreement to acquire the assets of Page America, as discussed below.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net revenues (total revenues less the net book value of products sold) represented by certain items in the Company's Consolidated Statements of Operations and certain other information for the periods indicated.


                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1994       1995        1996
                                                              -------    -------    ---------
    CONSOLIDATED STATEMENT OF OPERATIONS DATA:
      Revenues:
         Service, rent and maintenance.....................      97.7%      96.7%        96.7%
         Product sales.....................................      16.0       19.6         20.2
         Net book value of products sold...................     (13.7)     (16.3)       (16.9)
                                                                -----      -----        -----
              Net revenues.................................     100.0      100.0        100.0
                                                                -----      -----        -----
      Operating expenses:
         Service, rent and maintenance.....................      27.4       28.6         29.9
         Selling and marketing.............................      14.6       16.4         18.9
         General and administrative........................      26.2       25.9         25.7
         Depreciation and amortization.....................      27.2       33.1         45.4
         Management reorganization charge..................        --        2.1           --
                                                                -----      -----        -----
      Income (loss) from operations........................       4.6       (6.1)       (19.9)
      Interest and other income............................       0.3        0.3         (0.5)
      Interest expense.....................................      (7.3)     (13.1)       (15.9)
      Loss before extraordinary item.......................      (2.1)     (18.3)       (35.5)
      Loss attributable to common stockholders.............      (4.7)%    (21.1)%      (38.9)%
    OTHER DATA:
      Units in service (end of period).....................   755,546    944,013    2,142,351
      EBITDA (in thousands)(1).............................   $16,152    $27,771    $  32,751
      Ratio of EBITDA to net revenues(1)...................      31.7%      29.1%        25.5%
      ARPU(2)..............................................   $ 10.53    $  9.15    $    8.01
      Average monthly operating cost per unit(3)...........   $  7.36    $  6.71    $    6.28


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


     Interest and other income (expense) decreased approximately $0.9 million from $0.3 million in 1995 to a loss of $0.6 million in 1996. The decrease is the result of the recognition of the Company's share of losses of A+ Network (from June 1996 through November 15, 1996, during which time the Company's investment was being accounted for under the equity method) of $4.1 million, and the Company's equity in the Solo America loss ($0.2 million). These losses were partially offset by a gain recognized on the sale of equipment ($1.2 million) and increased interest income reflecting higher cash balances in the first half of 1996.


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


     The Company's loss attributable to common stockholders increased approximately $29.8 million from $20.1 million in 1995 to $49.9 million in 1996. The increase in the loss attributable to common stockholders is primarily attributable to increased depreciation and amortization expense and increased interest costs in 1996. The Company's net losses are expected to continue for additional periods in the future. In addition, the Page

America acquisition may result in increased net losses as a result of additional depreciation and amortization and interest expense attributable to the Page America transaction and borrowings to pay the cash portion of the purchase price. In November 1996, the Company issued $39.9 million of Series A Convertible Preferred Stock ("Series A Preferred") together with warrants to acquire approximately 2.9 million shares of the Company's Common Stock with an exercise price of $7.40 per share. The Series A Preferred bears dividends at 14% of the stated value per year. Total dividends accrued but unpaid at December 31, 1996 were approximately $698,000. The total value allocated to the warrants, $7.9 million or $2.70 per share, will be accreted over the term of the Series A Preferred as preferred dividends. Since the issuance of the Series A Preferred, accretion of the allocated value of the warrants was approximately $82,000.


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


     Interest and other income increased approximately $0.1 million from $0.2 million in 1994 to $0.3 million in 1995. The increase is the result of interest earned on cash balances, resulting from the completion of public offerings of
4.0 million shares of the Company's common stock and $150.0 million Senior Subordinated Notes, net of amounts used to repay existing debt and other costs largely offset by breakage fees of $1.7 million associated with the termination of two interest rate swap agreements.


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


     During the fourth quarter of 1995, the Company recognized an extraordinary charge of $2.7 million to expense unamortized debt financing costs and other costs associated with the repayment of balances outstanding on its credit agreement in October 1995.


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


     The Company has financed its internal growth in 1996 through its operating cash flow, the use of available cash and, to a limited extent, borrowings under the Company's credit facility. Net cash provided by operating activities increased from $14.0 million for the year ended December 31, 1995 to $15.6 million for the year ended December 31, 1996. Of the $125.0 million of A+ Notes outstanding, the Company refinanced approximately $122.5 million under its credit facility. Through the refinancing of the A+ Notes, the Company expects to lower its overall interest costs in future periods. See Note 7 to the Company's consolidated financial statements for a discussion of the Company's credit facility and other indebtedness.



     At December 31, 1996, the Company had a deficit in working capital of approximately $7.3 million. The Company has experienced such deficits in prior years and such deficits are likely to continue. Pursuant to the Page America acquisition, the Company will assume current liabilities of Page America. This may result in a significant increase in the Company's working capital deficit. The Company attempts, when possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility, discussed below, to fund the working capital deficit at December 31, 1996.


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

     Cash flows provided by financing activities for the year ended December 31, 1996, included payments on long-term debt approximately $25.5 million. Borrowings under the Company's credit facility increased by approximately $194.9 million primarily for the acquisitions of Parkway ($28 million), Satellite and Message Network ($17 million) and the purchase of the A+ Notes ($122.5 million) and other working capital requirements. Borrowings under the Company's credit facility are expected to further increase to finance the cash portion of the Page America acquisition ($25 million plus, at the Company's option, additional cash in substitution for all or a portion of the consideration payable in securities of the Company). In November 1996, the Company sold Series A Preferred, bearing dividends at 14% of the stated value per year, to a group of investors. Net proceeds were approximately $38.3 million. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option. However, under certain circumstances, as defined in the certificate of designation, the dividend rate may increase to 16% and dividends must be paid in cash to the extent permitted by the terms of the Company's debt agreements. Further, Metrocall is required to redeem all outstanding shares of Series A Preferred (including dividend shares) in November 2008 unless the holders have previously converted such shares to Common Stock. From the net proceeds of the Series A Preferred, the Company repaid $25 million outstanding under the credit facility.



     Total capital expenditures during 1997 are estimated to be approximately $60 million primarily for the acquisition of pagers, paging and transmission equipment and information system enhancement. This estimate does not include the cash consideration to be paid in the Page America acquisition, or the related transaction costs, but does include estimated capital expenditures related to the Page America assets after the acquisition. The Company expects that its capital expenditures in 1997 will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. The Company has aggregate rental commitments under operating leases of approximately $11.9 million, $9.5 million and $6.4 million for the years ending December 31, 1997, 1998 and 1999, respectively. Future cash requirements include debt service costs, primarily interest. Based on existing debt at December 31, 1996, estimated interest payments, including fees, in 1997 are approximately $31.3 million. Principal payments due in 1997 are approximately $0.7 million. The Company will complete the acquisition of Page America Group, Inc. during 1997 which is discussed further below.


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


PENDING ACQUISITION



     On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). The Page America Agreement was subsequently amended on January 30, 1997, (the "Amended Page America Agreement"). Pursuant to the Amended Page America Agreement, (i) Metrocall will acquire substantially all of the assets and assume substantially all of Page America's accounts payable and certain obligations under various office and equipment leases and (ii) Page America will receive (a) $25 million in cash, (b) 1,500 shares of Series B Preferred Stock having a stated value of $15 million, (c) 762,960 shares of the Company's Common Stock and (d) additional shares of the Company's Common Stock or other equity securities (CSE Preferred Stock, see Note 8 to the Company's Consolidated Financial Statements) having a value equal to $15 million, subject to adjustment based on certain changes in Page America's working capital and service revenues. Under the terms of the Page America Agreement, the Company has retained the option to substitute cash at closing for all or a portion of the equity securities that are part of the consideration. Consummation of the Page America acquisition is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals and approval by the Page America stockholders. There can be no assurance that such approvals will be obtained. The pending transaction, if consummated, will be accounted for as a purchase for financial reporting purposes. The Company expects to finance the cash portion of the purchase price with borrowings under its credit facility by leveraging Page America's operating cash flow as permitted under the agreement governing the New Credit Facility.


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

  Possible Impact of Competition and Technological Change


     The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among providers of numeric messaging services which account for the substantial majority of the Company's revenues. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources than Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers have or have announced their intention to market paging services jointly with other telecommunications services.


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

  Subscriber Turnover


     The results of operations of paging service providers, such as Metrocall, can be significantly affected by subscriber cancellations and by subscribers who switch their service to other carriers. Metrocall's average monthly subscriber turnover rate for the year ended December 31, 1996 was approximately 2.1%. In order to realize net growth in subscribers, disconnected subscribers must be replaced and new subscribers must be added. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because Metrocall's business is characterized by high fixed costs, disconnections directly and adversely affect Metrocall's results of operations. An increase in its subscriber cancellation rate may adversely affect Metrocall's results of operations.

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

     (c) Exhibits

     The following exhibits are filed herewith:


EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
  2.1     Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
          Page America of New York, Inc., Page America of Illinois, Inc., Page America
          Communications of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively,
          "Page America") and Metrocall, Inc. ("Metrocall") dated as of January 30, 1997.(a)
  2.2     Amendment to Asset Purchase Agreement by and among Page America and Metrocall dated as of March 28, 1997.(a)
  3.1     Amended and Restated Certificate of Incorporation of Metrocall (the
          "Certificate").(d)
  3.2     Certificate of Amendment to the Certificate dated June 25, 1996.(d)
  3.3     Certificate of Amendment to the Certificate dated November 12, 1996.*
  3.4     Fifth Amended and Restated Bylaws of Metrocall.*
  4.1     Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007.(b)

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 dated
          October 24, 1995.(l)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.*
  4.4     Second Supplemental Indenture dated November 15, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.*
 10.1     Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
          A+ Network, Inc.(c)
 10.2     Amendment to Agreement and Plan of Merger between Metrocall, Inc. and A+ Network,
          Inc.(d)
 10.3     Shareholders' Option and Sale Agreement dated as of May 16, 1996 between Metrocall,
          Inc. and certain shareholders of A+ Network, Inc. listed therein.(c)
 10.4     Metrocall Stockholders Voting Agreement dated as of May 16, 1996 between A+ Network,
          Inc. and certain stockholders of Metrocall, Inc., listed therein.(c)
 10.5     Agreement dated May 16, 1996 among Metrocall, Inc. and Ray D. Russenberger and
          Elliott H. Singer regarding voting for director.(c)
 10.6     Employment Agreement between Metrocall and Vincent D. Kelly.(d)
 10.7     Employment Agreement between Metrocall and William L. Collins, III.(d)
 10.8     Employment Agreement between Metrocall and Steven D. Jacoby.(d)
 10.9     Agreement and Plan of Merger entered into effective the 26th day of April between A+
          Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular
          Telephone, Inc., Leroy Faith, Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith
          Jr.(d)
 10.10    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Ray D. Russenberger.(c)
 10.11    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Elliott H. Singer.(c)
 10.12    Employment Agreement dated May 16, 1996 between Metrocall, Inc. and Charles A.
          Emling III.(c)
 10.13    Change of Control Agreement between Metrocall and Vincent D. Kelly.(d)
 10.14    Change of Control Agreement between Metrocall and William L. Collins, III.(d)
 10.15    Change of Control Agreement between Metrocall and Steven D. Jacoby.(d)
 10.16    Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway
          Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated
          February 26, 1996.(e)
 10.17    Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana
          Paging, Inc., d/b/a/ Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan
          D. Bloomgren and Metrocall, Inc., dated February 28, 1996. (A portion of this
          Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(e)
 10.18    Amendment to Asset Purchase Agreement dated as of August 30, 1996 by and among O.R.
          Estman, Inc. d/b/a Satellite Paging, Dana Paging, Inc. d/b/a Message Network,
          Bertman M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc.(f)
 10.19    Amended and Restated 1993 Stock Option Plan of Metrocall.(g)
 10.20    Directors' Stock Option Plan of Metrocall.(g)

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
 10.21    Metrocall 1996 Stock Option Plan, as amended.(h)
 10.22    First Amendment to Metrocall 1996 Stock Option Plan.(d)
 10.23    Metrocall Employee Stock Purchase Plan.(n)
 10.24    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(i)
 10.25    Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and
          Beacon Communications Associates, Ltd.(j)
 10.26    Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr.,
          Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock.(d)
 10.27    Metrocall Savings and Retirement Plan, as amended and restated dated April 1,
          1995.(c)
 10.28    Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as
          "Documentation Agent," the First National Bank of Boston as "Syndication Agent," the
          Toronto-Dominion Bank and the First National Bank of Boston as "Managing Agents,"
          and Toronto-Dominion (Texas), Inc. as "Administrative Agent".(k)
 10.30    Variable Common Rights Agreement between Metrocall, Inc. and First Union National
          Bank of Virginia, Rights Agent, dated as of November 15, 1996, including Form of
          Certificate representing Variable Common Rights.
 10.31    Unit Purchase Agreement dated as of November 15, 1996 among Metrocall, Inc. and
          Certain Purchasers.(m)
 10.32    Warrant Agreement dated as of November 15, 1996 between Metrocall, Inc. and The
          First National Bank of Boston, Warrant Agent.(m)
 11.1     Statement re computation of per share earnings.
 21.1     Subsidiaries of Metrocall, Inc.*
 23.1     Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.
 27.0     Financial Data Schedule.*


---------------


 *   Previously filed.



(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.


(b) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(c)  Incorporated by reference to Metrocall, Inc.'s Tender Offer Statement on
     Schedule 14D-1, filed with the Commission on May 22, 1996.


(d) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919) initially filed with the Commission on June 27, 1996.


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

(h) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 7, 1997.


(i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(j) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.


(k) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended (File No. 333-13123), initially filed with the Commission on October 1, 1996.


(l) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.


(m) Incorporated by reference to Metrocall's Current Report on Form 8-K, filed with the Commission on November 21, 1996.



(n) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized on this     day of May,
1997.


                                          METROCALL, INC.


                                          By:      /s/ VINCENT D. KELLY

                                            ------------------------------------

                                                      Vincent D. Kelly


                                                  Chief Financial Officer,


                                                Executive Vice President and

                                                          Treasurer

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
Report of Arthur Andersen LLP, Independent Public Accountants.......................     F-2
Consolidated Balance Sheets, December 31, 1995 and 1996.............................     F-3
Consolidated Statements of Operations for the three years ended December 31, 1994,
  1995 and 1996.....................................................................     F-4
Consolidated Statements of Stockholders' Equity for the three years ended December
  31, 1994, 1995 and 1996...........................................................     F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1994,
  1995 and 1996.....................................................................     F-6
Notes to Consolidated Financial Statements..........................................     F-7

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

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1994          1995           1996
                                                          ----------    -----------    -----------
REVENUES:
  Service, rent and maintenance........................   $   49,716    $    92,160    $   124,029
  Product sales........................................        8,139         18,699         25,928
                                                          ----------    -----------    -----------
          Total revenues...............................       57,855        110,859        149,957
  Net book value of products sold......................       (6,962)       (15,527)       (21,633)
                                                          ----------    -----------    -----------
                                                              50,893         95,332        128,324
OPERATING EXPENSES:
  Service, rent and maintenance........................       14,014         27,258         38,347
  Selling and marketing................................        7,412         15,656         24,228
  General and administrative...........................       13,315         24,647         32,998
  Depreciation and amortization........................       13,829         31,504         58,196
  Management reorganization charge (Note 5)............           --          2,050             --
                                                          ----------    -----------    -----------
                                                              48,570        101,115        153,769
                                                          ----------    -----------    -----------
          Income (loss) from operations................        2,323         (5,783)       (25,445)
INTEREST AND OTHER INCOME (EXPENSE)(Note 6)............          161            314           (607)
INTEREST EXPENSE.......................................       (3,726)       (12,533)       (20,424)
                                                          ----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY
  ITEM.................................................       (1,242)       (18,002)       (46,476)
INCOME TAX BENEFIT.....................................          152            595          1,021
                                                          ----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM.........................       (1,090)       (17,407)       (45,455)
EXTRAORDINARY ITEM: Write-off of unamortized debt
  financing costs in 1994 and 1995, and costs of debt
  refinancing in 1996, net of income tax benefit of
  $36, $0 and $0, respectively (Note 6)................       (1,309)        (2,695)        (3,675)
                                                          ----------    -----------    -----------
          Net loss.....................................       (2,399)       (20,102)       (49,130)
                                                          ----------    -----------    -----------
PREFERRED DIVIDENDS (Notes 6 and 8)....................           --             --           (780)
                                                          ----------    -----------    -----------
  Loss attributable to common stockholders.............   $   (2,399)   $   (20,102)   $   (49,910)
                                                          ==========    ===========    ===========
LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss per share before extraordinary item attributable
  to common stockholders...............................   $    (0.14)   $     (1.49)   $     (2.84)
Extraordinary item, net of income tax benefit..........        (0.16)         (0.23)         (0.23)
                                                          ----------    -----------    -----------
Loss per share attributable to common stockholders.....   $    (0.30)   $     (1.72)   $     (3.07)
                                                          ----------    -----------    -----------
Weighted-average common shares outstanding.............    8,127,679     11,668,140     16,252,782
                                                          ==========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     ADDITIONAL
                                              PREFERRED    COMMON     PAID-IN      ACCUMULATED
                                                STOCK      STOCK      CAPITAL        DEFICIT       TOTAL
                                              ---------    ------    ----------    -----------    --------
BALANCE, December 31, 1993.................     $  --       $ 71      $  38,021     $ (24,363)    $ 13,729
  Shares issued in acquisition of FirstPAGE
     (Note 3)..............................        --         29         45,161            --       45,190
  Shares issued in acquisition of
     MetroPaging (Note 3)..................        --          6         11,610            --       11,616
  Net loss.................................        --         --             --        (2,399)      (2,399)
                                                -----       ----      ---------     ---------     --------
BALANCE, December 31, 1994.................        --        106         94,792       (26,762)      68,136
  MetroPaging acquisition purchase price
     adjustment (Note 3)...................        --         --           (105)           --         (105)
  Exercise of stock options................        --         --             46            --           46
  Net proceeds from public offering (Note
     8)....................................        --         40        106,938            --      106,978
  Compensation on amendment of stock
     options in management reorganization
     (Note 5)..............................        --         --            285            --          285
  Net loss.................................        --         --             --       (20,102)     (20,102)
                                                -----       ----      ---------     ---------     --------
BALANCE, December 31, 1995.................        --        146        201,956       (46,864)     155,238
  Issuance of shares in employer stock
     purchase plan (Note 8)................        --         --            110            --          110
  Shares issued in Satellite acquisition
     (Note 3)..............................        --         18         10,408            --       10,426
  Exercise of stock options (Note 8).......        --         --              5            --            5
  Shares issued in merger with A+ Network
     (Note 3)..............................        --         81         42,477            --       42,558
  Warrants issued in connection with Series
     A Convertible Preferred Stock (Note
     8)....................................        --         --          7,871            --        7,871
  Preferred dividends (Note 8).............        --         --             --          (780)        (780)
  Net loss.................................        --         --             --       (49,130)     (49,130)
                                                -----       ----      ---------     ---------     --------
BALANCE, December 31, 1996.................     $  --       $245      $ 262,827     $ (96,774)    $166,298
                                                =====       ====      =========     =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                 1994        1995         1996
                                                               --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (2,399)   $ (20,102)   $ (49,130)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................     13,829       31,504       58,196
     Compensation on amendment of stock options in
       management reorganization............................         --          285           --
     Amortization of debt financing costs...................        296          595          620
     Decrease in deferred income taxes......................       (200)        (686)      (1,483)
     Write-off of deferred acquisition costs................         --           --          388
     Minority interest in loss of investments...............         --           --          207
     Writedown of equity investment.........................         --           --          238
     Interest expense in excess of lease payment............         27           --           --
     Loss (gain) on sale of equipment.......................         19            3       (1,188)
     Extraordinary item.....................................      1,309        2,695        3,675
  Cash provided by (used in) changes in current assets and
     liabilities, net of effects from acquisitions:
     Accounts receivable....................................     (1,721)      (3,554)      (2,626)
     Prepaid expenses and other current assets..............       (236)      (1,070)      (1,579)
     Accounts payable.......................................        652        2,050        5,841
     Deferred revenues and subscriber deposits..............         91       (1,458)       2,126
     Other current liabilities..............................        129        3,738          323
                                                               --------     --------    ---------
          Net cash provided by operating activities.........     11,796       14,000       15,608
                                                               --------     --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired..........        497           --     (260,600)
  Purchases of property and equipment, net..................    (19,091)     (44,058)     (62,110)
  Additions to intangibles..................................       (641)      (1,895)      (3,853)
  Equity investments........................................         --           --         (685)
  Cash escrow for Source One Wireless, Inc. (Note 9)........         --           --       (1,000)
  Proceeds from sale of equipment...........................         --        1,166        1,301
  Other assets..............................................          8          259         (957)
                                                               --------     --------    ---------
          Net cash used in investing activities.............    (19,227)     (44,528)    (327,904)
                                                               --------     --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................         --      107,024          115
  Net proceeds from preferred stock offering (Note 8).......         --           --       38,323
  Proceeds from long-term debt..............................     24,781      163,000      194,904
  Principal payments on long-term debt......................    (12,788)    (113,790)     (25,464)
  Debt tender and consent solicitation costs................         --           --       (3,675)
  Deferred debt financing costs.............................     (2,879)      (4,984)      (4,562)
  Increase (decrease) in minority interest in partnership...         76           79           (2)
                                                               --------     --------    ---------
          Net cash provided by financing activities.........      9,190      151,329      199,639
                                                               --------     --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      1,759      120,801     (112,657)
CASH AND CASH EQUIVALENTS, beginning of period..............      1,014        2,773      123,574
                                                               --------     --------    ---------
CASH AND CASH EQUIVALENTS, end of period....................   $  2,773    $ 123,574    $  10,917
                                                               ========     ========    =========


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

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation


     In addition to Metrocall, the accompanying consolidated financial statements include the accounts of Metrocall's 61% interest in Beacon Peak Associates Ltd. ("Beacon Peak"), Metrocall's 20% interest in Beacon Communications Associates ("Beacon Communications"), and Metrocall of Virginia, Inc. and Metrocall, USA, Inc., nonoperating wholly owned subsidiaries that hold certain of the Company's regulatory licenses issued by the Federal Communications Commission (the "FCC").

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

     All of the Company's acquisitions have been accounted for as purchases for financial reporting purposes. The purchase prices for the 1994 acquisitions and the 1996 acquisitions of Parkway, Satellite and A+ Network transactions have been allocated as follows (in thousands):

                                                   1994
                                               ACQUISITIONS    PARKWAY    SATELLITE    A+ NETWORK
                                               ------------    -------    ---------    ----------
        Plant and equipment.................     $ 22,872      $ 1,606     $  1,425     $ 55,790
        Accounts receivable and other
          assets............................        6,441          931        1,170       21,040
        Noncompete agreements...............           --            1           --        2,503
        Customer lists......................       17,785        2,795        2,920       25,646
        FCC licenses and state
          certificates......................       66,699       19,536       20,506      115,913
        Goodwill............................       44,384       13,618        3,514      122,893
        Liabilities assumed.................      (84,986)        (680)        (932)     (23,192)
        Direct acquisition costs............       (3,800)      (1,468)        (628)      (8,318)
        Deferred income tax liability.......      (12,700)      (8,932)          --      (57,424)
                                                 --------      -------     --------     --------
                                                 $ 56,695      $27,407     $ 27,975     $254,851
                                                 ========      =======     ========     ========

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

     Aggregate maturities of long-term debt and capital lease obligations as of December 31, 1996, are as follows (in thousands):

                                                                 LONG-TERM    CAPITAL LEASE
                                                                   DEBT        OBLIGATIONS
                                                                 ---------    -------------
        1997..................................................   $    127        $   573
        1998..................................................        131            645
        1999..................................................        136            503
        2000..................................................        141            336
        2001..................................................        146            387
        Thereafter............................................    323,294          1,373
                                                                 --------        -------
                                                                 $323,975        $ 3,817
                                                                 ========        =======

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


     Upon completion of the Notes offering, discussed above, the Company repaid all amounts outstanding under the Facility and terminated the interest rate swap agreements. Accordingly, upon repayment, the Company recorded an extraordinary charge to write-off then existing unamortized debt financing costs of $2.7 million in the year ended December 31, 1995. The Company also incurred breakage fees of approximately $1.7 million associated with the termination of the interest rate swap agreements which have been recorded as interest and other income (expense) in the 1995 consolidated statement of operations.


  Prior Credit Facility

     In November 1993, the Company entered into a revolving credit agreement ("Credit Facility") with a group of banks. The Credit Facility provided for an $85.0 million secured seven-year revolving credit facility.

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

Borrowings under the Credit Facility were used to refinance balances outstanding under a previous credit agreement. On August 31, 1994, the balances outstanding under the Credit Facility ($12.5 million) were refinanced with the Facility discussed above.

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


     The Series A Preferred Stock may be redeemed by the Company in whole or in part (subject to certain minimums) beginning November 15, 1999. Prior to then, the Series A Preferred Stock may be redeemed by the Company in whole in connection with a sale of the Company (as described in the Series A Preferred Stock certificate of designation) unless the holders have exercised their rights to convert to Metrocall Common Stock in connection with the transaction. The redemption price prior to November 15, 2001, is equal to the stated value of the shares of Series A Preferred Stock, plus accrued and unpaid dividends, and a redemption

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

premium, as defined. After November 15, 2001, the Series A Preferred Stock may be redeemed for the stated value of $250 per share, without premium.

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

                                      WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                       AVERAGE                       AVERAGE                       AVERAGE
YEAR ENDED DECEMBER                   EXERCISE                      EXERCISE                      EXERCISE
31,                       1994          PRICE           1995          PRICE           1996          PRICE
-------------------   -------------   ---------    --------------   ---------    --------------   ---------
Outstanding,
  beginning of
  period...........         316,500    $ 19.47            529,387    $ 15.75            798,958    $ 17.75
Granted............         170,500      13.05            303,500      20.24            656,216      17.70
Canceled...........          (5,000)     19.50            (12,500)     20.10           (172,337)     18.11
Issued in FirstPAGE
  merger...........          47,387       1.04                 --         --                 --         --
Issued in A+
  Network merger...              --         --                 --         --            468,904       6.04
Exercised..........              --         --            (21,429)      2.21             (4,739)      1.04
                       ------------    --------     -------------    --------     -------------    --------
Outstanding, end of
  period...........         529,387    $ 15.75            798,958    $ 17.75          1,747,002    $  8.18
                       ============    =======      =============    =======      =============    =======
Options
  exercisable......          50,387                       339,958                       966,417
Option price
  range -- options
  outstanding......   $1.035-$19.50                $1.035-$22.125                $1.035-$22.125
Option price
  range -- options
  exercisable......   $1.035-$18.25                $ 1.035-$19.50                $1.035-$22.125

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


                                                                            1995        1996
                                                                          --------    --------
    Loss before extraordinary item attributable to         As reported    $(17,407)   $(46,235)
      common stockholders...............................   Pro forma       (17,779)    (49,589)
    Loss attributable to common stockholders............   As reported     (20,102)    (49,910)
                                                           Pro forma       (20,474)    (53,264)
    Loss per share before extraordinary item               As reported       (1.49)      (2.84)
      attributable to common stockholders...............   Pro forma         (1.52)      (3.05)
    Loss per share attributable to common                  As reported       (1.72)      (3.07)
      stockholders......................................   Pro forma         (1.75)      (3.28)


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

                        METROCALL, INC. AND SUBSIDIARIES

13.  INTERIM FINANCIAL DATA (UNAUDITED)

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:


                                          MARCH 31               JUNE 30             SEPTEMBER 30            DECEMBER 31
                                     ------------------    -------------------    -------------------    --------------------
                                      1995       1996       1995        1996       1995        1996        1995        1996
                                     -------    -------    -------    --------    -------    --------    --------    --------
Revenues..........................   $25,796    $29,939    $27,640    $ 32,048    $27,978    $ 36,622    $ 29,445    $ 51,348
Income (loss) from operations.....       766     (4,770)       612      (8,093)      (721)     (7,118)     (6,440)     (5,464)
Loss before extraordinary item
  attributable to common
  stockholders....................    (1,690)    (7,689)    (2,038)    (10,955)    (3,370)    (14,315)    (10,309)    (13,276)
Loss attributable to common
  stockholders....................    (1,690)    (7,689)    (2,038)    (10,955)    (3,370)    (14,315)    (13,004)    (16,951)
Loss per share before
  extraordinary item attributable
  to common stockholders..........     (0.16)     (0.53)     (0.19)      (0.75)     (0.31)      (0.94)      (0.71)      (0.65)
Loss per share attributable to
  common
  stockholders....................     (0.16)     (0.53)     (0.19)      (0.75)     (0.31)      (0.94)      (0.89)      (0.83)



     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year. The loss from operations in the quarter ended December 31, 1995, includes a charge of $2,050,000 for management reorganization charge described in Note 5. Net loss for the three months ended December 31, 1995 and 1996, includes charges for extraordinary items, net of applicable tax benefit, if any, for the write-off of deferred financing costs of $2,695,000 ($0.23 per share) and costs associated with the repurchase of the A+ Notes of $3,675,000 ($0.23 per share), respectively, discussed in Note 6.


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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
  2.1     Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
          Page America of New York, Inc., Page America of Illinois, Inc., Page America
          Communications of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively,
          "Page America") and Metrocall, Inc. ("Metrocall") dated as of January 30, 1997.(a)
  2.2     Amendment to Asset Purchase Agreement by and among Page America and Metrocall dated as of March 28, 1997.(a)
  3.1     Amended and Restated Certificate of Incorporation of Metrocall (the
          "Certificate").(d)
  3.2     Certificate of Amendment to the Certificate dated June 25, 1996.(d)
  3.3     Certificate of Amendment to the Certificate dated November 12, 1996.*
  3.4     Fifth Amended and Restated Bylaws of Metrocall.*
  4.1     Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007.(b)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 dated
          October 24, 1995.(l)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.*
  4.4     Second Supplemental Indenture dated November 15, 1996, for A+ Network, Inc. 11 7/8%
          Senior Subordinated Notes due 2005.*
 10.1     Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
          A+ Network, Inc.(c)
 10.2     Amendment to Agreement and Plan of Merger between Metrocall, Inc. and A+ Network,
          Inc.(d)
 10.3     Shareholders' Option and Sale Agreement dated as of May 16, 1996 between Metrocall,
          Inc. and certain shareholders of A+ Network, Inc. listed therein.(c)
 10.4     Metrocall Stockholders Voting Agreement dated as of May 16, 1996 between A+ Network,
          Inc. and certain stockholders of Metrocall, Inc., listed therein.(c)
 10.5     Agreement dated May 16, 1996 among Metrocall, Inc. and Ray D. Russenberger and
          Elliott H. Singer regarding voting for director.(c)
 10.6     Employment Agreement between Metrocall and Vincent D. Kelly.(d)
 10.7     Employment Agreement between Metrocall and William L. Collins, III.(d)
 10.8     Employment Agreement between Metrocall and Steven D. Jacoby.(d)
 10.9     Agreement and Plan of Merger entered into effective the 26th day of April between A+
          Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular
          Telephone, Inc., Leroy Faith, Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith
          Jr.(d)
 10.10    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Ray D. Russenberger.(c)
 10.11    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
          Elliott H. Singer.(c)
 10.12    Employment Agreement dated May 16, 1996 between Metrocall, Inc. and Charles A.
          Emling III.(c)
 10.13    Change of Control Agreement between Metrocall and Vincent D. Kelly.(d)
 10.14    Change of Control Agreement between Metrocall and William L. Collins, III.(d)
 10.15    Change of Control Agreement between Metrocall and Steven D. Jacoby.(d)
 10.16    Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway
          Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated
          February 26, 1996.(e)

EXHIBIT
NUMBER                                    EXHIBIT DESCRIPTION
------    ------------------------------------------------------------------------------------
 10.17    Asset Purchase Agreement by and among O.R. Estman, Inc. d/b/a Satellite Paging, Dana
          Paging, Inc., d/b/a/ Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan
          D. Bloomgren and Metrocall, Inc., dated February 28, 1996. (A portion of this
          Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(e)
 10.18    Amendment to Asset Purchase Agreement dated as of August 30, 1996 by and among O.R.
          Estman, Inc. d/b/a Satellite Paging, Dana Paging, Inc. d/b/a Message Network,
          Bertman M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc.(f)
 10.19    Amended and Restated 1993 Stock Option Plan of Metrocall.(g)
 10.20    Directors' Stock Option Plan of Metrocall.(g)
 10.21    Metrocall 1996 Stock Option Plan, as amended.(h)
 10.22    First Amendment to Metrocall 1996 Stock Option Plan.(d)
 10.23    Metrocall Employee Stock Purchase Plan.(n)
 10.24    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(i)
 10.25    Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and
          Beacon Communications Associates, Ltd.(j)
 10.26    Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr.,
          Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock.(d)
 10.27    Metrocall Savings and Retirement Plan, as amended and restated dated April 1,
          1995.(c)
 10.28    Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as
          "Documentation Agent," the First National Bank of Boston as "Syndication Agent," the
          Toronto-Dominion Bank and the First National Bank of Boston as "Managing Agents,"
          and Toronto-Dominion (Texas), Inc. as "Administrative Agent".(k)
 10.30    Variable Common Rights Agreement between Metrocall, Inc. and First Union National
          Bank of Virginia, Rights Agent, dated as of November 15, 1996, including Form of
          Certificate representing Variable Common Rights.
 10.31    Unit Purchase Agreement dated as of November 15, 1996 among Metrocall, Inc. and
          Certain Purchasers.(m)
 10.32    Warrant Agreement dated as of November 15, 1996 between Metrocall, Inc. and The
          First National Bank of Boston, Warrant Agent.(m)
 11.1     Statement re computation of per share earnings.
 21.1     Subsidiaries of Metrocall, Inc.*
 23.1     Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.
 27.0     Financial Data Schedule.*


---------------


 *   Previously filed.



(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.


(b) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(c)  Incorporated by reference to Metrocall, Inc.'s Tender Offer Statement on
     Schedule 14D-1, filed with the Commission on May 22, 1996.


(d) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919) initially filed with the Commission on June 27, 1996.


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


(h) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 7, 1997.


(i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(j) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.


(k) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended (File No. 333-13123), initially filed with the Commission on October 1, 1996.


(l) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.


(m) Incorporated by reference to Metrocall's Current Report on Form 8-K, filed with the Commission on November 21, 1996.



(n) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.