Form 10-Q
period 1997-03-31
METROCALL INC
filed 1997-05-15
CIK 906525

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO
                                          ----------    ----------


                      COMMISSION FILE NUMBER:  0-21924

                               METROCALL, INC.
 ------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  54 - 1215634
 ------------------------------------      ------------------------------------
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


             6677 RICHMOND HIGHWAY, ALEXANDRIA, VIRGINIA  22306
 ------------------------------------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (703) 660-6677

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES  [ X ]   NO  [    ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

              CLASS                             OUTSTANDING AT MAY 1, 1997
  ------------------------------              ------------------------------
   COMMON STOCK, $.01 PAR VALUE                         25,052,513

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                --------
PART I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Condensed Consolidated Balance Sheets, December 31, 1996
               and March 31, 1997                                                                   3

             Condensed Consolidated Statements of Operations for the three months ended
               March 31, 1996 and 1997                                                              4

             Condensed Consolidated Statement of Stockholders' Equity for the three months
               ended March 31, 1997                                                                 5

             Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 1996 and 1997                                                              6

             Notes to Condensed Consolidated Financial Statements                                   7



 Item 2.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                        12

 Item 3.     Not Applicable

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                      21
  Item 2.    Changes in Securities                                                                  21
  Items 3-4  None or Not Applicable                                                                 21
  Item 5.    Asset Disposition                                                                      21
  Item 6.    Exhibits and Reports on Form 8-K                                                       22



SIGNATURES                                                                                          25

PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In Thousands, Except Share and Per Share Information)

                                                                                  DECEMBER 31,               MARCH 31,
                               ASSETS                                                 1996                     1997
                                                                               -----------------        -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $        10,917          $        12,861
    Accounts receivable, less allowance for doubtful accounts of
      $2,961 as of December 31, 1996 and $2,574 as of March 31, 1997                     25,796                   28,974
    Prepaid expenses and other current assets                                             5,681                    5,174
                                                                               -----------------        -----------------
           Total current assets                                                          42,394                   47,009
                                                                               -----------------        -----------------

PROPERTY AND EQUIPMENT:
    Land, buildings and leasehold improvements                                           12,694                   15,352
    Furniture, office equipment and vehicles                                             29,742                   33,135
    Paging and plant equipment                                                          188,236                  194,517
    Less - Accumulated depreciation and amortization                                    (77,260)                 (85,530)
                                                                               -----------------        -----------------
                                                                                        153,412                  157,474
                                                                               -----------------        -----------------

INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $20,926 as of December 31, 1996 and $28,295
  as of March 31, 1997                                                                  452,639                  449,216

OTHER ASSETS                                                                              3,023                    1,871
                                                                               -----------------        -----------------
           TOTAL ASSETS                                                         $       651,468          $       655,570
                                                                               =================        =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                        $           700          $           875
    Accounts payable                                                                     17,194                   16,079
    Accrued expenses and other current liabilities                                       18,940                   19,897
    Deferred revenues and subscriber deposits                                            12,827                   14,037
                                                                               -----------------        -----------------
           Total current liabilities                                                     49,661                   50,888
                                                                               -----------------        -----------------
CAPITAL LEASE OBLIGATIONS, net of current portion                                         3,244                    4,992
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities                                                                            171,314                  181,208
SENIOR SUBORDINATED NOTES, due 2005 and 2007                                            152,534                  152,534
DEFERRED INCOME TAX LIABILITY                                                            76,687                   76,620
MINORITY INTEREST IN PARTNERSHIP                                                            499                      499
                                                                               -----------------        -----------------
           Total liabilities                                                            453,939                  466,741
                                                                               -----------------        -----------------

SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative;
  par value $.01 per share; 810,000 shares authorized; 159,600 shares issued and outstanding as of December 31, 1996 and March 31, 1997, and a liquidation preference of $40,598 and $41,995 at December 31,
  1996 and March 31, 1997, respectively                                                  31,231                   32,791

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share; authorized
        1,000,000 shares; none issued and outstanding                                         -                        -
    Common stock, par value $.01 per share; authorized 33,500,000 shares; 24,521,135 and 25,050,617 shares issued and outstanding
        as of December 31, 1996 and March 31, 1997, respectively                            245                      251
    Additional paid-in capital                                                          262,827                  265,869
    Accumulated deficit                                                                 (96,774)                (110,082)
                                                                               -----------------        -----------------

           Total stockholders' equity                                                   166,298                  156,038
                                                                               -----------------        -----------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $       651,468          $       655,570
                                                                               =================        =================

           See notes to condensed consolidated financial statements.
                                       3

                        METROCALL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands, Except Share and Per Share Information)

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ----------------------------------
                                                                               1996                 1997
                                                                          -------------        -------------
REVENUES:
    Service, rent and maintenance revenues                                $    23,750          $    58,515
    Product sales                                                               6,189                8,238
                                                                          -------------        -------------
       Total revenues                                                          29,939               66,753
    Net book value of products sold                                            (4,650)              (6,157)
                                                                          -------------        -------------
                                                                               25,289               60,596
                                                                          -------------        -------------

OPERATING EXPENSES:
    Service, rent and maintenance expenses                                      8,193               16,418
    Selling and marketing                                                       4,593               11,912
    General and administrative                                                  5,782               15,976
    Depreciation and amortization                                              11,491               20,718
                                                                          -------------        -------------
                                                                               30,059               65,024
                                                                          -------------        -------------
       Loss from operations                                                    (4,770)              (4,428)

INTEREST EXPENSE                                                               (4,209)              (8,040)

INTEREST AND OTHER INCOME (EXPENSE)                                             1,354                  (83)
                                                                          -------------        -------------
LOSS BEFORE INCOME TAX (PROVISION) BENEFIT                                     (7,625)             (12,551)

INCOME TAX (PROVISION) BENEFIT                                                    (64)                 803
                                                                          -------------        -------------
       Net loss                                                                (7,689)             (11,748)

PREFERRED DIVIDENDS                                                                 0               (1,560)
                                                                          -------------        -------------

       Loss attributable to common shareholders                           $    (7,689)         $   (13,308)
                                                                          =============        =============

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $     (0.53)         $     (0.54)
                                                                          =============        =============


WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                 14,626,255           24,858,397
                                                                          =============        =============





           See notes to condensed consolidated financial statements.
                                       4

                        METROCALL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    (In Thousands, Except Share Information)



                                                          Common Stock
                                                  ---------------------------    Additional
                                                     Shares                       Paid-in       Accumulated
                                                   Outstanding     Par Value      Capital         Deficit         Total
                                                  -------------   -----------   -----------    -------------   ----------
BALANCE, December 31, 1996                          24,521,135      $   245       $262,827       $ (96,774)     $166,298

Issuance of shares in employee stock
  purchase plan                                         35,203            1            143               -           144

Issuance of common stock in the
  acquisition of Radio and Communications
  Consultants, Inc. and Advanced Cellular
  Telephone, Inc.                                      494,279            5          2,899               -         2,904

Preferred dividends                                          -            -              -          (1,560)       (1,560)

Net loss                                                     -            -              -         (11,748)      (11,748)
                                                  -------------   ----------    -----------    ------------    ----------

BALANCE, March 31, 1997                             25,050,617      $   251       $265,869       $(110,082)     $156,038
                                                  =============   ==========    ===========    ============    ==========





           See notes to condensed consolidated financial statements.
                                       5

                        METROCALL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                    ---------------------------------
                                                                                         1996                1997
                                                                                    ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $    (7,689)         $   (11,748)
    Adjustments to reconcile net loss to net cash
      provided by operating activities-
        Depreciation and amortization                                                    11,491               20,718
        Amortization of debt financing costs                                                 72                  248
        Decrease in deferred income taxes                                                  (172)              (1,320)
        Cash provided by (used in) changes in assets and liabilities:
           Accounts receivable                                                              440               (2,977)
           Prepaid expenses and other current assets                                        158                  506
           Accounts payable                                                                 261               (1,115)
           Accrued expenses and other current assets                                      3,729                  758
           Deferred revenues and subscriber deposits                                        611                1,210
                                                                                    ------------         ------------
               Net cash provided by operating activities                                  8,901                6,280
                                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                                          -                 (798)
    Purchases of property and equipment, net                                            (16,889)             (14,458)
    Additions to intangibles                                                               (400)                 (81)
    Other                                                                                    24                1,152
                                                                                    ------------         ------------
               Net cash used in investing activities                                    (17,265)             (14,185)
                                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                              -               10,000
    Principal payments on long-term debt                                                    (60)                (295)
    Net proceeds from issuance of common stock                                                -                  144
                                                                                    ------------         ------------
               Net cash (used in) provided by financing activities                          (60)               9,849
                                                                                    ------------         ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (8,424)               1,944

CASH AND CASH EQUIVALENTS, beginning of period                                          123,574               10,917
                                                                                    ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                            $   115,150          $    12,861
                                                                                    ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
               Cash payments for interest                                           $       317          $     1,314
               Cash payments for income taxes                                       $         -          $       517





           See notes to condensed consolidated financial statements.

                                METROCALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.  ORGANIZATION AND RISK FACTORS

         Metrocall, Inc. ("Metrocall" or the "Company"), provides local, regional and nationwide paging and other wireless messaging services. The Company's selling efforts are concentrated in 32 markets in five operating regions: (i) the Northeast (Massachusetts through Delaware), (ii) the Mid-Atlantic (Maryland, Virginia and the Washington, D. C. metropolitan area),
(iii) the Southeast (including Virginia, the Carolinas, Georgia, Florida, Alabama, Louisiana, Mississippi and Tennessee), (iv) the Southwest (primarily Texas) and (v) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage to over 1,000 cities representing the top 100 Standard Metropolitan Statistical Areas.

        Risks and Other Important Factors

         The Company sustained net losses of $2.4 million, $20.1 million, $49.1 million, and $11.7 million each of the years ended December 31, 1994, 1995, 1996 and the quarter ended March 31, 1997, respectively. The Company's loss from operations for the quarter ended March 31, 1997 was $4.4 million. In addition, at March 31, 1997, the Company had an accumulated deficit of $110.1 million and a deficit in working capital of $3.9 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

         The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At March 31, 1997, the Company had incurred approximately $339.6 million in long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of March 31, 1997, approximately $51.0 million of additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility. On May 1, 1997, the Company increased borrowings outstanding under its credit facility by $10.0 million.

         The Company is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulatory, legal and subscriber turnover.

2.  BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K, as amended. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

                               METROCALL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997


3.  SIGNIFICANT ACCOUNTING POLICIES

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

        Property and Equipment

         Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                                                  YEARS
                                                                  -----
                 Buildings and leasehold improvements             10-31
                 Furniture and office equipment                    5-10
                 Vehicles                                          3-5
                 Subscriber paging equipment                       3-5
                 Transmission and plant equipment                  5-12

         The net book value of lost pagers is charged to depreciation expense. New pagers are depreciated using the half-year convention upon acquisition. Betterments to acquired pagers are charged to depreciation expense.

        Long-Lived Assets

         Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. At March 31, 1997, the market value of the Company's common stock was $4.125 per share and the net book value was $6.23 per share. However, the Company has determined that there has been no permanent impairment in the carrying value of long-lived assets reflected in the accompanying balance sheet.

         Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the Federal Communications Commission ("FCC") recorded in the acquisitions of FirstPAGE USA, Inc. and MetroPaging, Inc. from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for the quarter ended March 31, 1997 by approximately $650,000.

                                METROCALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


4. LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

         Loss per share attributable to common stockholders for the quarters ended March 31, 1996 and 1997, is based upon the weighted-average number of common equivalent shares outstanding during the period. The effect of outstanding options and warrants on loss per share attributable to common stockholders for the quarters ended March 31, 1996 and 1997, is not included because such options and warrants would be antidilutive.

    New Accounting Pronouncement

On March 3, 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share." Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for reporting periods ending after December 15, 1997, and when adopted, it will require restatement of prior periods' earnings per share.

        Since the effect of outstanding options and warrants is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that Statement 128 will have an impact upon historical net loss per share as reported.


5.  ACQUISITION

         On February 5, 1997, the Company acquired 100% of the outstanding common stock of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC") by means of a merger of Metrocall of Shreveport, Inc., a wholly owned subsidiary of Metrocall formed to effect the RCC merger, with RCC. The merger was financed through the issuance of 494,279 shares of the Company's common stock, approximately $800,000 in cash and assumed liabilities of approximately $200,000. The Company also recorded a deferred tax liability of approximately $1.3 million in connection with this transaction. The RCC acquisition has been accounted for as a purchase for financial accounting purposes. The purchase price for the RCC acquisition has been allocated on a preliminary basis as follows (in thousands):



6.  STOCK AND STOCK RIGHTS

        Capital Stock

         The authorized capital stock of Metrocall consists of 33,500,000 shares of common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value $0.01 per share, of which 810,000 shares have been designated as Series A Convertible Preferred Stock and 9,000 shares will be designated Series B Convertible Preferred Stock ("Series B Preferred Stock"). On May 7, 1997, Metrocall's stockholders approved an increase in the authorized number of shares of common stock to 60,000,000 shares.

        Series A Preferred

         On November 15, 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred"), together with warrants, discussed below, for $250 per share or $39.9 million. Each share of Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of the Company's common stock equal to the stated value. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series A Preferred, at the Company's option. Prefered dividends accrued for the quarter ended March 31, 1997 were approximately $1.4 million. Accrued but unpaid dividends were approximately $2.1 million at March 31, 1997.

                                METROCALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


6.  STOCK AND STOCK RIGHTS (CONTINUED)

        Series A Preferred (continued)

         In connection with the Series A Preferred, the Company issued warrants to purchase the Company's common stock. Each warrant represents the right of the holder to purchase 18.266 shares of common stock or an aggregate of 2,915,254 shares. The exercise price is $7.40 per share. The warrants expire November 15, 2001. The total value allocated to the warrants for financial reporting purposes, $7.9 million or $2.70 per share, is being accreted over the term of the Series A Preferred as preferred dividends or approximately $160,000 for the quarter ended March 31,1997.


        Series B Preferred Stock

         In connection with the Page America transaction (see Note 8), the Board of Directors has authorized the designation of 9,000 shares of preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock will have a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred Stock but senior to the shares of Metrocall common stock, equal to its stated value. The Series B Preferred Stock will carry a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series B Preferred Stock, at the Company's option. The Company has agreed to issue 1,500 shares of Series B Preferred Stock pursuant to the Amended Page America Agreement (see Note 8).

        Stock Option Plans

         At December 31, 1996, 1,747,002 options were issued and outstanding with a weighted-average exercise price of approximately $8.18 per share, expiring on various dates ranging from 2003 through 2006. On February 5, 1997, the Compensation Committee of the Board of Directors approved a change in the exercise price for substantially all outstanding options for current employees, officers and directors. The new exercise price was $6.00 per share, the fair market value on the date of the change.

         During the quarter ended March 31, 1997, the Board of Directors approved grants of options to purchase 391,500 shares of Metrocall common stock to current officers, employees and directors with an exercise price of $6.00 per share, a price equal to or greater than the fair market value on the date of grant.

        Employee Stock Purchase Plan

         On May 1, 1996, the stockholders of the Company approved the Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), which offers eligible employees the opportunity to purchase an aggregate of 300,000 shares of Metrocall common stock through payroll deductions. Each eligible employee may elect to purchase shares of Metrocall common stock at the lesser of 85% of the fair market value of Metrocall common stock on either the first or last trading day for each payroll deduction period. On January 1, 1997, the Company issued 35,203 shares of Company common stock under the Stock Purchase Plan with a purchase price of approximately $4.14 per share.

                               METROCALL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997


7.  COMMITMENTS AND CONTINGENCIES

        Legal and Regulatory Matters

         The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or results of operations of the Company.

         In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois, claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action. The Company has denied the claim and asserted affirmative defenses and counterclaims based on misrepresentations and breaches of contract by Source One. The matter is now in discovery, which is scheduled to be completed by the end of October 1997; trial is not expected before January 1998.

8.  PENDING ACQUISITION


         On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). The Page America Agreement was subsequently amended and restated on January 30, 1997 and further amended on March 28, 1997 (the "Amended Page America Agreement"). Pursuant to the Amended Page America Agreement, as subsequently modified (i) Metrocall will acquire substantially all of the assets and assume substantially all of Page America's accounts payable and certain obligations under various office and equipment leases and (ii) Page America will receive (a) $25 million in cash subject to reduction for amounts payable for pagers provided by the Company, (b)1,500 shares of Series B Convertible Preferred Stock with a stated value of $15 million, (c) 762,960 shares of the Company's common stock and (d) additional shares of the Company's common stock or Series B Convertible Prefered Stock having a value equal to $15 million subject to certain adjustments. Consummation of the Page America acquisition is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals and approval by the Page America stockholders. There can be no assurance that such approvals will be obtained. The pending transaction, if consummated, will be accounted for as a purchase for financial reporting purposes. The Company expects to finance the cash portion of the purchase price with borrowings under its credit facility.

9.  SUBSEQUENT EVENT

         On May 9, 1997, the Company completed the sale of the assets of the telemessaging business acquired in the merger with A+ Network in November 1996 pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") between Metrocall and Procommunications, Inc. dated April 30, 1997. Pursuant to the terms of the Purchase Agreement, the Company received proceeds totaling $10.3 million in cash, net of a cash escrow of $700,000. For the quarter ended March 31, 1997, the telemessaging business generated net revenues of approximately $2.8 million and operating income of approximately $363,000.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and its annual report on Form 10-K, as amended, for the year ended December 31, 1996.

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

OVERVIEW

         Metrocall is the fifth largest paging company in the United States based on number of subscribers, with 2,227,564 pagers in service at March 31, 1997. For the quarter ended March 31, 1997, the Company added 85,213 subscribers to its base of pagers in service. On February 5, 1997, the Company completed the acquisition of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC"), affiliated paging companies operating in the Shreveport, Louisiana market. The results of operations for the three months ended March 31, 1997 reflect the results of operations of companies acquired throughout 1996 including Parkway Paging, Inc. ("Parkway") Satellite Paging and Message Network (collectively, "Satellite") and A+ Network, Inc. ("A+ Network")(collectively, the "1996 Acquisitions"), as well as RCC from the date of acquisition. The definitions below relate to management's discussion of the Company's results of operations that follows.

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

                 Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained ("COAM") pagers less net book value of products sold.

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

         The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's service, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have increased by approximately 123% to $66.8 million for the quarter ended March 31, 1997 from $29.9 million for the quarter ended March 31, 1996. Overall, subscribers have increased by approximately 120% to more than 2.2 million at March 31, 1997 from 1.0 million at March 31, 1996.

         The Company's average monthly paging service, rent and maintenance revenues per unit ("ARPU") for the three-month periods ended March 31, 1996 ("1996") and March 31, 1997 ("1997") was $8.11 and $8.31, respectively. For the three month period ended December 31, 1996, pro forma as if the acquisition of A+ Network had occurred on or before October 1, 1996, ARPU is estimated to have been $8.21. The increase in ARPU from 1996 to 1997 is primarily related to the merger with A+ Network in November 1996, the changing distribution mix, and enhanced paging services. ARPU for the A+ Network markets averaged slightly more than $10.00 per month during the fourth quarter of 1996 causing an increase in the weighted-average ARPU for the combined company after the merger. In order to capitalize on the anticipated growth of the paging and wireless messaging industries, the Company has expanded its channels of distribution to include Company-owned and operated retail stores, strategic partnerships and alliances, franchises and internet sales among others; with each focusing on the sale rather than lease of pagers. These channels tend to have higher ARPU's than typical third-party resellers who purchase service in quantity at wholesale rates. Furthermore, the Company has been successful in marketing enhanced services, such as nationwide paging services and voice mail, to its subscriber base, as well as branded customer service and billing services for the Company's strategic partners and franchisees.

         The Company's growth and expansion into new markets, whether internal or through acquisitions, require significant capital investment for the installation of paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that leases equipment from the Company. During the quarter ended March 31, 1997 the Company's capital expenditures totaled $14.5 million including approximately $8.5 million for pagers, representing an increase in pagers on hand and net increases and maintenance to the rental pager base.

         The Company's focus is now on integrating its 1996 acquisitions and increasing the utilization of it networks constructed during 1996. As a result of the completion of the Company's nationwide network and an emphasis on distribution channels through which pagers are sold rather than leased, capital expenditures are expected to be reduced for the year ending December 31, 1997. The combination of growing revenues and EBITDA along with reduced levels of capital expenditures should result in improving leverage ratios and access to capital in future periods. While the Company currently has no outstanding commitments, other than the agreement to acquire the assets of Page America Group Inc., discussed below, the Company will continue to evaluate strategic acquisition targets in the future. Potential future acquisitions would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration and availability of financing.

         The Company's long-term strategy is to continue to expand its business by providing paging and other wireless communications services to an increasingly broad base of subscribers throughout the United States, while increasing total revenues and EBITDA and de-emphasizing that portion of the business which has historically leased pagers. The Company believes that increases in revenues from the sale of pagers and service revenue from providing paging service to such pagers will more that make up for the losses of rental revenues derived from leasing pagers, which has increasingly involved high volume, lower margin transactions. The Company is seeking to increase its base of subscribers by expanding its operations in existing, contiguous and other markets, through start-up operations and internal growth.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                             Three Months Ended March 31,
                                                          --------------------------------
                                                               1996               1997
                                                          -------------      -------------

REVENUES:

  Service, rent and maintenance                                   93.9 %             96.6 %
  Product sales                                                   24.5               13.6
                                                          -------------      -------------
             Total revenues                                      118.4              110.2
  Net book value of products sold                                (18.4)             (10.2)
                                                          -------------      -------------
                                                                 100.0              100.0
OPERATING EXPENSES:
  Service, rent and maintenance expenses                          32.4               27.1
  Selling and marketing                                           18.2               19.7
  General and administrative                                      22.9               26.4
  Depreciation and amortization                                   45.4               34.2
                                                          -------------      -------------
             Total operating expenses                            118.9              107.4
                                                          -------------      -------------
             Loss from operations                                (18.9)              (7.4)
INTEREST AND OTHER INCOME (EXPENSE)                                5.4               (0.1)
INTEREST EXPENSE                                                 (16.6)             (13.3)
                                                          -------------      -------------
LOSS BEFORE INCOME TAX (PROVISION) BENEFIT                       (30.1)             (20.8)
INCOME TAX (PROVISION) BENEFIT                                    (0.3)               1.3
                                                          -------------      -------------
             Net loss                                            (30.4)             (19.5)
PREFERRED DIVIDENDS                                                -                 (2.6)
                                                          -------------      -------------
             Loss attributable to common stockholders            (30.4)%            (22.1)%
                                                          =============      =============

Units in service (end of period)                             1,009,548          2,227,564
EBITDA (in thousands)(1)                                    $    6,721         $   16,290
Ratio of EBITDA to net revenues(1)                                26.6 %             26.9 %
ARPU(2)                                                     $     8.11         $     8.31
Average monthly operating cost per unit(3)                  $     6.34         $     6.43


(1) EBITDA (earnings before interest, taxes, depreciation and amortization), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of financial performance in the paging industry; EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which the Company's covenants are calculated under its indenture relating to its senior subordinated notes and its credit facility. See "--Liquidity and Capital Resources" for a discussion of significant capital requirements and commitments.

(2) ARPU (average monthly paging revenue per unit) is calculated by dividing (a) paging service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The calculation of ARPU excludes revenues derived from non-paging services such as telemessaging, long distance and cellular telephone.

(3)      Average monthly operating expense per unit is calculated by dividing
         (a) total recurring paging operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. The calculation of average monthly operating expense per unit excludes costs associated with the telemessaging operations.


        THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH 1996

         Total revenues increased approximately $36.9 million, or approximately 123%, from $29.9 million for 1996 to $66.8 million for 1997. Net revenues increased approximately $35.3 million, or 140%, from $25.3 million in 1996 to $60.6 million in 1997. The increase is attributable to greater service revenues due to the growth of pagers in service from 1,009,548 at March 31, 1996, to 2,227,564 at March 31, 1997. Acquisition completed in 1996 added approximately 900,000 subscribers to the Company's subscriber base. Furthermore, the RCC acquisition in February 1997 added approximately 12,000 subscribers. Operations of acquired companies are included in the results of operations from their respective acquisition dates. ARPU for paging services increased from $8.11 per unit in 1996 to $8.31 per unit in 1997 due to the merger with A+ Network in November 1996, the changing distribution mix, and enhanced paging services discussed above. Pro forma ARPU for the quarter ended December 31, 1996, assuming the A+ Network acquisition was completed as of October 1, 1996, was estimated to be $8.21 per unit. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

         Product sales increased $2.0 million from $6.2 million in 1996 to $8.2 million in 1997 and decreased as a percentage of net revenues from 24.5% in 1996 to 13.6% in 1997. Net book value of products sold increased approximately $1.5 million from $4.7 million in 1996 to $6.2 million in 1997 principally due to the increase in product sales, partially offset by increased depreciation expense. The gross margin on products sold increased from 24.9% in 1996 to 25.3% in 1997.

         Overall, the Company experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1996 to 1997. Average monthly operating cost per unit increased from $6.34 per unit for 1996 to $6.43 per unit (excluding operating costs associated with non-paging operations, primarily telemessaging) for 1997. Each operating expense is discussed separately below.

         Service, rent and maintenance expenses increased approximately $8.2 million from $8.2 million in 1996 to $16.4 million in 1997 and decreased as a percentage of net revenues from 32.4% in 1996 to 27.1% in 1997. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of Parkway Paging ($0.6 million), Satellite ($0.8 million) and A+ Network ($5.0 million) completed in 1996. Additional increases are attributable to increased third-party carrier costs ($0.5 million), increased site rental costs ($0.7 million) and increased personnel costs ($0.3 million). Service, rent and maintenance expense per unit has decreased from $2.80 per unit per month in 1996 to $2.35 per unit per month in 1997.

         Selling and marketing expenses increased approximately $7.3 million from $4.6 million in 1996 to $11.9 million in 1997 and increased as a percentage of net revenues from 18.2% in 1996 to 19.7% in 1997. The increase in selling and marketing expenses is primarily associated with the companies acquired in 1996, which added 20 new sales offices and approximately 80 retail locations. Selling and marketing expenses attributed to the acquired companies are Parkway Paging ($0.5 million), Satellite ($0.3 million), and A+ Network ($5.1 million). Additional increases are associated with the increased sales staff and related costs ($0.9 million) and increased advertising and promotion costs ($0.5 million). Monthly selling and marketing expense per unit has increased from $1.57 per unit in 1996 to $1.79 per unit in 1997, due primarily to increasing the Company's sales force as a result of acquisitions in new geographic areas for the Company. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

         General and administrative expenses increased $10.2 million from $5.8 million in 1996 compared to $16.0 million in 1997, and increased as a percentage of net revenues from 22.9% in 1996 to 26.4% in 1997. General and administrative expenses attributed to the acquired companies are Parkway Paging ($0.2 million), Satellite ($0.4 million), and A+ Network ($6.8 million). General and administrative expenses also increased due to increased expenses for collection activities ($0.4 million), additional operational personnel ($1.2 million), and taxes and licenses ($0.3 million). Monthly general and administrative expense per unit has increased from $1.97 per unit in 1996 to $2.28 per unit in 1997. On a per unit basis, general and administrative expenses are expected to decline as additional synergies are gained from the Company's 1996 and 1997 acquisitions.

         Depreciation and amortization increased approximately $9.2 million from $11.5 million in 1996 to $20.7 million in 1997, and decreased as a percentage of net revenues from 45.4% to 34.2% in 1996 and 1997, respectively. The increase in total depreciation expense resulted primarily from depreciation on subscriber paging equipment ($6.0 million) and on other plant and operating equipment ($1.6 million). Amortization increased substantially during 1997 due to the amortization of goodwill and other intangibles recorded in the 1996 and 1997 acquisitions. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for 1997 by approximately $650,000.

         Interest expense increased approximately $3.8 million, from $4.2 million in 1996 to $8.0 million in 1997. Interest expense increased due to higher average level of debt during 1997 primarily associated with the financing of the 1996 Acquisitions.

         Net loss increased $4.0 million in 1997 from approximately $7.7 million in 1996 to $11.7 million primarily due to the overall increase in interest expense. Net losses are expected to continue in future periods.

         In November 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $250 per share for total proceeds of $39.9 million. The Series A Preferred bears dividends at 14% of the stated value per year. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option. Dividends accrued during 1997 were approximately $1.4 million.

         Loss attributable to common stockholders increased $5.6 million from $7.7 million in 1996 to $13.3 million in 1997 primarily due to increased interest expense ($3.8 million) and preferred dividends ($1.6 million).

         EBITDA increased approximately $9.6 million to $16.3 million in 1997 from $6.7 million in 1996. As a percentage of net revenues, EBITDA increased from 26.6% in 1996 to 26.9% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations require the availability of substantial funds to finance the growth of its existing operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. Further cash requirements include debt service, working capital and general corporate requirements.

         The Company has financed its internal growth in 1997 through its operating cash flow, available cash on hand and, to a limited extent, borrowings under the Company's credit facility. Net cash provided by operating activities decreased from $8.9 million to $6.3 million for the quarters ended March 31, 1996 and 1997, respectively, primarily due to the increase in interest expense for 1997.

         At March 31, 1997, the Company had a working capital deficit of approximately $3.9 million. The Company has experienced such deficits in prior periods and such deficits are likely to continue. Pursuant to the Page America acquisition, the Company will assume certain current liabilities of Page America which may result in a significant increase in the Company's working capital deficit. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g. accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility, discussed below, to fund the working capital deficit at March 31, 1997.

         Cash flow used in investing activities were primarily to fund purchases of property and equipment. Capital expenditures were approximately $16.9 million and $14.5 million or the quarters ended March 31, 1996 and 1997, respectively. Capital expenditures for the 1997 quarter included approximately $8.5 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $2.2 million for information systems and computer related equipment, $2.1 million for network construction and development and $1.7 for general purchases including leasehold improvements and office equipment.

         Cash flows provided by financing activities for the quarter ended March 31, 1997, included borrowings under the Company's credit facility of $10.0 million primarily to fund working capital requirements and capital expenditures. Total capital expenditures for the year ending December 31, 1997 are estimated to be approximately $60 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. This estimate does not include the cash consideration to be paid in the Page America acquisition, or the related transaction costs, but does include estimated capital expenditures related to the Page America assets after the acquisition. The Company expects that its capital expenditures for the year ending December 31, 1997, will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. Future cash requirements include debt service costs, primarily interest.

There are no significant principal payments required under the Company's debt agreements during the year ending 1997. Additionally, dividends on the Company's Series A Preferred accrue at a rate of 14% of the stated value
($39.9 million) per year. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option. However, under certain circumstances, as defined in the certificate of designation, the dividend rate may increase to 16% per year. Further, Metrocall is required to redeem all outstanding shares of Series A Preferred (including dividend shares) in November 2008 unless the holders have previously converted such shares to common stock. Accrued but unpaid dividends at March 31, 1997, were approximately $2.1 million. On May 7, 1997, the Board of Directors authorized the payment of accrued dividends on the Series A Preferred in additional shares of Series A Preferred.

         In January 1996, the Company completed a management reorganization. Under the reorganization, the Company's Chairman of the Board was replaced and the Company's Chief Executive Officer resigned. Severance and other separation costs for the former Chairman and former Chief Executive Officer were accrued and recorded as a management reorganization charge in 1995. Additionally, certain nonsales employees were terminated and related severance costs were included in the 1995 management reorganization charge. As of March 31, 1997, the balance of accrued but unpaid severance costs included in the accompanying balance sheet was approximately $450,000.

SENIOR SECURED CREDIT FACILITY

         During 1996, the Company amended and restated the loan agreement governing the Company's existing credit facility. Subject to certain conditions set forth in the new agreement, the Company may borrow up to $350 million under two loan facilities. The first facility ("Facility A") is a $225 million reducing revolving credit facility and the second ("Facility B") is a $125 million reducing credit facility (together Facility A and Facility B are referred to as the "Credit Facility"). The Credit Facility has a term of eight years and is secured by substantially all the assets of the Company. Required quarterly principal repayments begin on March 31, 2000 and continue through December 31, 2004. At March 31, 1997, a total of approximately $179.9 million was outstanding under the Credit Facility. Pursuant to the terms of the loan agreement, at March 31, 1997, total additional borrowings available to the Company under the credit facility were approximately $51 million. On May 1, 1997, the Company increased its borrowings under the Credit Facility by $10 million primarily to fund working capital requirements.

         The Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 from January 1, 1997 to December 31, 1997, and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses to cash, and operating cash flow to interest expense (in each case, as such terms are defined in the agreement relating to the Credit Facility). The Credit Facility also requires the Company to raise additional equity (approximately $10,000,000) if its ratio of cash flow to interest expense is less than 2.0 to
1.0 for the quarter ending June 30, 1997. For the quarter ended March 31,1997, the ratio of cash flow to interest expense was 2.07 to 1.0. The covenants also limit additional indebtedness and future mergers and acquisitions (other than the pending transaction with Page America discussed below) without the approval of the lenders, and restrict the payment of cash dividends and other stockholder distributions by the Company during the term of the Credit Facility. The Credit Facility also prohibits certain changes in ownership control of the Company as defined, during the term of the Credit Facility.

         Management believes that funds generated by the Company's operations, together with those available under its Credit Facility, will be sufficient to meet cash requirements for the pending acquisition of Page America, to finance estimated capital expenditure requirements, and to fund the Company's existing operations for the foreseeable future. While the Company has no current outstanding commitments, other than the agreement to acquire the assets of Page America, discussed below, the Company will continue to evaluate strategic acquisition targets in the future. Potential future acquisitions would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration and availability of financing. Such potential acquisitions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

PENDING ACQUISITION

         On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). The Page America Agreement was subsequently amended and restated on January 30, 1997 and further amended on March 28, 1997 (the "Amended Page America Agreement"). Pursuant to the Amended Page America Agreement, as subsequently modified (i) Metrocall will acquire substantially all of the assets and assume substantially all of Page America's accounts payable and certain obligations under various office and equipment leases and (ii) Page America will receive (a) $25 million in cash subject to reduction for amounts payable for pagers provided by the Company, (b)1,500 shares of Series B Convertible Preferred Stock with a stated value of $15 million, (c) 762,960 shares of the Company's common stock and (d) additional shares of the Company's common stock or Series B Convertible Prefered Stock having a value equal to $15 million subject to certain adjustments. Consummation of the Page America acquisition is subject to a number of conditions including, but not limited to, receipt of all necessary regulatory approvals and approval by the Page America stockholders. There can be no assurance that such approvals will be obtained. The pending transaction, if consummated, will be accounted for as a purchase for financial reporting purposes. The Company expects to finance the cash portion of the purchase price with borrowings under its Credit Facility.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

         The ability of the Company to meet its debt service and other obligations will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. Management believes that funds generated from the Company's operations and funds available under its Credit Facility will be sufficient to meet projected capital expenditures and debt service requirements and to fund the Company's operations for the foreseeable future. Although management has no further obligation to do so (other than Page America discussed above), it plans to continue to expand its geographic service areas through internal growth and will continue to evaluate potential strategic acquisition targets in the future which may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company. Additionally, the following important factors, among others, could cause the Company's operating results and financial condition to differ materially from those indicated or suggested by forward looking statements made in this quarterly report.

Substantial Indebtedness

         At December 31, 1996, the Company had outstanding approximately $339.6 million in long-term debt consisting of bank loans, senior subordinated notes, mortgage indebtedness and capital leases, and expects to incur additional indebtedness in connection with the Page America acquisition. The Company increased its borrowings outstanding under its Credit Facility by $10.0 million in May 1997. Additionally, the Company expects to incur additional indebtedness (in the form of draws under the Company's senior secured credit facility) to meet working capital needs and other purposes. This substantial indebtedness, along with the net losses and working capital deficits sustained by the Company in recent periods, will have consequences for the Company, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of the Company's interest expense; (iii) indebtedness under the Credit
Facility bears interest at floating rates, which will cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (v) the Company may be more vulnerable in the event of a downturn in its business or in general economic conditions. In addition, the ability of the Company to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to Metrocall.

Possible Impact of Competition and Technological Change

         The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among providers of numeric messaging services which account for the substantial majority of the Company's revenues. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources that Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers have or have announced their intention to market paging services jointly with other telecommunications services.

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

         In particular, in 1994 the FCC began auctioning licenses for new personal communications services ("PCS"). The FCC's rules also provide for the private use of PCS spectrum on an unlicensed basis. PCS will involve a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile voice and data communications. There are two types of PCS, narrowband and broadband. Narrowband PCS is expected to provide enhanced or advanced paging and messaging capabilities, such as "acknowledgment paging" or "talk-back" paging. Several PCS systems are currently operational. Additionally, other existing or prospective radio services have potential to compete with Metrocall. For example, the FCC has authorized non-geostationary mobile satellite service systems in several frequency bands, and has initiated proceedings to consider making additional licenses in some of those bands available. Licensees of those satellite services (some of whom have already launched satellites) are permitted to offer signaling and other mobile services that could compete with terrestrial paging companies. A recent FCC decision will allow land mobile licensees in the 220-222 MHz band to offer commercial paging services. The FCC has also initiated a rule making proceeding proposing to allow Multiple Address Systems, a fixed microwave service in various 900 MHz frequency bands, to offer mobile services. Any of these services may compete directly or indirectly with Metrocall.

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

History of Net Losses

         Metrocall has sustained net losses of $2.4 million, $20.1 million and $49.1 million for the years ended December 31, 1994, 1995 and 1996 and $11.7 million for the quarter ended March 31, 1997. No assurance can be given that losses can be reversed in the future. In addition, at December 31, 1996, Metrocall's accumulated deficit was $110.1 million and Metrocall had a deficit in working capital of $3.9 million. Metrocall's business requires substantial funds for capital expenditures and acquisitions that result in significant depreciation and amortization charges. Additionally, substantial levels of borrowing, which will result in significant interest expense, are expected to be outstanding in the foreseeable future. Accordingly, net losses are expected to continue to be incurred in the future. There can be no assurance that Metrocall will be able to operate profitably at any time in the future.

Litigation

         In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and places
$1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement of unspecified damages in excess of $80 million. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action. The Company has denied the claim and asserted affirmative defenses and counterclaims based on misrepresentations and breaches of contract by Source One. The matter is now in discovery, which is scheduled to be completed by the end of October 1997; trial is not expected before January 1998.

Subscriber Turnover

         The results of operations of paging service providers, such as Metrocall, can be significantly affected by subscriber cancellations and by subscribers who switch their service to other carriers. Metrocall's average monthly subscriber turnover rate for the quarter ended March 31, 1997 was approximately 2.1%. In order to realize net growth in subscribers, disconnected subscribers must be replaced and new subscribers must be added. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because Metrocall's business is characterized by high fixed costs, disconnections directly and adversely affect Metrocall's results of operations. An increase in its subscriber cancellation rate may adversely affect Metrocall's results of operations.

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

Intangible Assets

         Intangible assets, net of accumulated amortization, have increased significantly since March 31, 1996 primarily as a result of the Company's 1996 acquisitions of Parkway, Satellite and A+ Network. At March 31, 1997, the Company's total assets of approximately $655.6 million included net intangible assets of approximately $449.2 million. Intangible assets include state certificates and FCC licenses, customer lists, debt financing cost, goodwill and certain other intangibles, The Company will record, for financial reporting purposes, additional intangible assets in connection with its acquisition of the assets of Page America. Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both could be reduced significantly in the future due to changes in technology, regulation, available financing and competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangible assets including goodwill could be reduced materially in the future.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of operations of the Company.

          In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action. The Company has denied the claim and asserted affirmative defenses and counterclaims based on misrepresentations and breaches of contract by Source One. The matter is now in discovery, which is scheduled to be completed by the end of October 1997; trial is not expected before January 1998.

ITEM 2.   CHANGES IN SECURITIES

          Unregistered Securities. On February 7, 1997, the Company issued 494,279 shares of its Common Stock and paid approximately $800,000 in cash to complete the acquisition of Radio & Communication Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC"). The Shares of Common Stock were issued to Leroy Faith, Sr., Eddie Ray Faith, Donald Dewayne Faith, and Leroy Faith, Jr., the stockholders of RCC (the "Selling Stockholders"). Because the securities were issued in a transaction involving a public offering, the sale was exempt from registration pursuant to
          Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). On April 4, 1997, the Company filed a Registration Statement under the Securities Act on Form S-3 to register for resale the 494,279 shares of Common Stock held by the Selling Stockholders.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          On May 9, 1997, the Company completed the sale of the assets of the telemessaging business acquired in the merger with A+ Network in November 1996 pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") between Metrocall and Procommunications, Inc. dated April 30, 1997. Pursuant to the terms of the Purchase Agreement, the Company received proceeds totaling $10.3 million in cash, net of a cash escrow of $700,000. For the quarter ended March 31, 1997, the telemessaging business generated net revenues of approximately $2.8 million and operating income of approximately $363,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

          Exhibit
          Number                     Exhibit Description
          -------                    -------------------
           2.1       Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
                     Page America of New York, Inc., Page America of Illinois, Inc., Page America Communications
                     of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively "Page America") and
                     Metrocall, Inc. ("Metrocall") dated as of January 30, 1997. (a)
           2.2       Amendment to Asset Purchase Agreement by and among page America and Metrocall dated as of March 28, 1997. (a)
           3.1       Amended and Restated Certificate of Incorporation of Metrocall (the "Certificate"), as amended.
           3.2       Certificate of Amendment to the Certificate dated May 8, 1997.
           3.3       Fifth Amended and Restated Bylaws of Metrocall. (o)
           4.1       Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007. (b)
           4.2       Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes")
                     dated October 24, 1995. (l)
           4.3       First Supplemental Indenture dated November 14, 1996, for A+ Notes. (o)
           4.4       Second Supplemental Indenture dated November 14, 1996, for A+ Notes. (o)
           10.1      Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
                     A+ Network, Inc. (c)
           10.2      Amendment to Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall,
                     Inc., and A+ Network, Inc. (d)
           10.3      Shareholders' Option and Sale Agreement dated as of May 16, 1996, between Metrocall, Inc.
                     and certain shareholders of A+ Network, Inc. listed therein. (c)
           10.4      Metrocall Stockholders Voting Agreement dated as of May 16 ,1996, between A+ Network,
                     Inc. and certain stockholders of Metrocall, Inc., listed therein. (c)
           10.5      Agreement dated May 16, 1996, among Metrocall, Inc. and Ray D. Russenberger and Elliott
                     H. Singer regarding voting for director. (c)
           10.6      Employment Agreement between Metrocall, Inc. and Vincent D. Kelly. (d)
           10.7      Employment Agreement between Metrocall, Inc. and William L. Collins, III. (d)
           10.8      Employment Agreement between Metrocall, Inc. and Steven D. Jacoby. (d)
           10.9      Agreement and Plan of Merger entered into effective the 26th date of April, 1996 between
                     A+ Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular
                     Telephone, Inc., Leroy Faith Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith Jr. (d)
          10.10      Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
                     Ray D. Russenberger. (c)
          10.11      Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
                     Elliott H. Singer. (c)
          10.12      Employment Agreement dated May 16, 1996, between Metrocall, Inc. and Charles A.
                     Emling. (c)
          10.13      Change of Control Agreement between Metrocall, Inc. and Vincent D. Kelly. (d)
          10.14      Change of Control Agreement between Metrocall, Inc. and William L. Collins, III. (d)
          10.15      Change of Control Agreement between Metrocall, Inc. and Steven D. Jacoby. (d)
          10.16      Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway Paging,
                     Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated February 26,
                     1996. (e)

        Exhibit
        Number                          Exhibit Description
        -------                         -------------------
          10.17      Assets Purchase by and among O.R. Estman, Inc., d/b/a Satellite Paging, Dana Paging, Inc.,
                     d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and
                     Metrocall, Inc., dated February 28, 1996.  (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Commission.) (e)
          10.18      Amendment to Asset Purchase Agreement dated as of August 30, 1996, by and among
                     O.R. Estman, Inc., d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message Network, Bertram
                     M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc. (f)
          10.19      Amended and Restated 1993 Stock Option Plan of Metrocall. (g)
          10.20      Directors' Stock Option Plan, as amended. (h)
          10.21      Metrocall 1996 Stock Option Plan, as amended. (h)
          10.23      Metrocall Employee Stock Purchase Plan. (n)
          10.24      Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant dated
                     April 14, 1994. (i)
          10.25      Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and Beacon
                     Communications Associates, Ltd. (j)
          10.26      Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr., Christopher
                     A. Kidd, Vincent D. Kelly and Suzanne S. Brock. (d)
          10.27      Metrocall Savings and Retirement Plan, as amended and restated, dated April 1, 1995. (c)
          10.28      Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion
                     Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as "Doc-
                     umentation Agent," the First National Bank of Boston as "Syndication Agent," the Toronto
                     Dominion Bank and the First National Bank of Boston as "Managing Agents," and Toronto-
                     Dominion (Texas), Inc. as "Administrative Agent". (k)
          10.30      Variable Common Rights Agreement between Metrocall, Inc. and First Union National Bank of Virginia, Rights Agent, dated as of November 15, 1996, including Form of Certificate re-
                     presenting Variable Common Rights. (p)
          10.31      Unit Purchase Agreement dated as of November 15, 1996, among Metrocall, Inc. and Certain
                     Purchasers. (m)
          10.32      Warrant Agreement dated as of November 15, 1996, between Metrocall, Inc. and the First
                     National Bank of Boston, Warrant Agent. (m)
           11.1      Statement re computation of per share earnings.
           21.1      Subsidiaries of Metrocall, Inc. (o)
           27.1      Financial Data Schedule.

       ------------------------
           (a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.
           (b) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.
           (c) Incorporated by reference to Metrocall, Inc. Tender Offer Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.
           (d) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.
           (e) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 15, 1996.
           (f) Incorporated by reference to Metrocall's Periodic Report on Form 8-K filed with the Commission on September 13, 1996, as amended October 1, 1996.
           (g) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.
           (h) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 7, 1997.

           (i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.
           (j) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.
           (k) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended (File No. 333-13123), filed with the Commission on October 1, 1996.
           (l) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.
           (m) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.
           (n) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 1, 1996.
           (o) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.
           (p) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Commission on May 9, 1997.





 (b)      REPORTS ON FORM 8-K

          A report dated January 7, 1997 regarding the delisting and deregistration of the Senior Subordinated Notes of A+ Network, Inc. filed with the Commission on January 9, 1997.

          An amended report dated November 15, 1997 regarding the merger of Metrocall, Inc. and A+ Network, Inc., including financial statements of A+ Network for the interim period as of and for the nine months ended September 30, 1996, together with pro forma financial information, filed with the Commission on January 27, 1997.

          A report dated January 31, 1997, regarding the Amendment to the Page America Asset Purchase Agreement and the closing of acquisitions of Radio and Commissions Consultants, Inc. and Advanced Cellular Telephone, Inc. filed with the Commission on February 24, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 1997                    METROCALL, INC.


                                      /s/  Vincent D. Kelly
                                      -------------------------------
                                      Vincent D. Kelly
                                      Chief Financial Officer, Treasurer
                                        and Executive Vice President

                                 EXHIBIT INDEX

         Exhibit
         Number                                         Exhibit Description
        --------                                        -------------------
           2.1           Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
                         Page America of New York, Inc., Page America of Illinois, Inc., Page America Communications
                         of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively "Page America") and
                         Metrocall, Inc. ("Metrocall") dated as of January 30, 1997. (a)
           2.2           Amendment to Asset Purchase Agreement by and among page America and Metrocall dated as of March 28, 1997. (a)
           3.1           Amended and Restated Certificate of Incorporation of Metrocall (the "Certificate") as amended.
           3.2           Certificate of Amendment to the Certificate dated May 8, 1997.
           3.3           Fifth Amended and Restated Bylaws of Metrocall. (o)
           4.1           Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007. (b)
           4.2           Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes")
                         dated October 24, 1995. (l)
           4.3           First Supplemental Indenture dated November 14, 1996, for A+ Notes. (o)
           4.4           Second Supplemental Indenture dated November 14, 1996, for A+ Notes. (o)
          10.1           Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
                         A+ Network, Inc. (c)
          10.2           Amendment to Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall,
                         Inc., and A+ Network, Inc. (d)
          10.3           Shareholders' Option and Sale Agreement dated as of May 16, 1996, between Metrocall, Inc.
                         and certain shareholders of A+ Network, Inc. listed therein. (c)
          10.4           Metrocall Stockholders Voting Agreement dated as of May 16 ,1996, between A+ Network,
                         Inc. and certain stockholders of Metrocall, Inc., listed therein. (c)
          10.5           Agreement dated May 16, 1996, among Metrocall, Inc. and Ray D. Russenberger and Elliott
                         H. Singer regarding voting for director. (c)
          10.6           Employment Agreement between Metrocall, Inc. and Vincent D. Kelly. (d)
          10.7           Employment Agreement between Metrocall, Inc. and William L. Collins, III. (d)
          10.8           Employment Agreement between Metrocall, Inc. and Steven D. Jacoby. (d)
          10.9           Agreement and Plan of Merger entered into effective the 26th date of April, 1996 between
                         A+ Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc., Advanced Cellular
                         Telephone, Inc., Leroy Faith Sr. and Eddie Ray Faith, DeWayne Faith and Leroy Faith Jr. (d)
          10.10          Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
                         Ray D. Russenberger. (c)
          10.11          Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
                         Elliott H. Singer. (c)
          10.12          Employment Agreement dated May 16, 1996, between Metrocall, Inc. and Charles A.
                         Emling. (c)
          10.13          Change of Control Agreement between Metrocall, Inc. and Vincent D. Kelly. (d)
          10.14          Change of Control Agreement between Metrocall, Inc. and William L. Collins, III. (d)
          10.15          Change of Control Agreement between Metrocall, Inc. and Steven D. Jacoby. (d)
          10.16          Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway Paging,
                         Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated February 26,
                         1996. (e)
          10.17          Assets Purchase by and among O.R. Estman, Inc., d/b/a Satellite Paging, Dana Paging, Inc.,
                         d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D. Bloomgren and
                         Metrocall, Inc., dated February 28, 1996.  (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Commission.) (e)

         Exhibit
         Number                                         Exhibit Description
         -------                                        -------------------
          10.18          Amendment to Asset Purchase Agreement dated as of August 30, 1996, by and among
                         O.R. Estman, Inc., d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message Network, Bertram
                         M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc. (f)
          10.19          Amended and Restated 1993 Stock Option Plan of Metrocall. (g)
          10.20          Directors' Stock Option Plan, as amended. (h)
          10.21          Metrocall 1996 Stock Option Plan, as amended. (h)
          10.23          Metrocall Employee Stock Purchase Plan. (n)
          10.24          Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant dated
                         April 14, 1994. (i)
          10.25          Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and Beacon
                         Communications Associates, Ltd. (j)
          10.26          Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr., Christopher
                         A. Kidd, Vincent D. Kelly and Suzanne S. Brock. (d)
          10.27          Metrocall Savings and Retirement Plan, as amended and restated, dated April 1, 1995. (c)
          10.28          Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion
                         Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as "Doc-
                         umentation Agent," the First National Bank of Boston as "Syndication Agent," the Toronto
                         Dominion Bank and the First National Bank of Boston as "Managing Agents," and Toronto-
                         Dominion (Texas), Inc. as "Administrative Agent". (k)
          10.30          Variable Common Rights Agreement between Metrocall, Inc. and First Union National Bank of Virginia, Rights Agent, dated as of November 15, 1996, including Form of Certificate re-
                         presenting Variable Common Rights. (p)
          10.31          Unit Purchase Agreement dated as of November 15, 1996, among Metrocall, Inc. and Certain
                         Purchasers. (m)
          10.32          Warrant Agreement dated as of November 15, 1996, between Metrocall, Inc. and the First
                         National Bank of Boston, Warrant Agent. (m)
          11.1           Statement re computation of per share earnings.
          21.1           Subsidiaries of Metrocall, Inc. (o)
          27.1           Financial Data Schedule.

     ----------------------
           (a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.
           (b) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.
           (c) Incorporated by reference to Metrocall, Inc. Tender Offer Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.
           (d) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.
           (e) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 15, 1996.
           (f) Incorporated by reference to Metrocall's Periodic Report on Form 8-K filed with the Commission on September 13, 1996, as amended October 1, 1996.
           (g) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.
           (h) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 7, 1997.
           (i) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.
           (j) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.
           (k) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended

                         (File No. 333-13123), filed with the Commission on October 1, 1996.
           (l) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.
           (m) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.
           (n) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 1, 1996.
           (o) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.
           (p) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Commission on May 9, 1997.