Form 10-Q
period 1997-06-30
METROCALL INC
filed 1997-08-12
CIK 906525

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     CLASS                         OUTSTANDING AT AUGUST 1, 1997
   ----------------------------------------    ----------------------------------
          Common Stock, $.01 par value                         29,146,436

================================================================================

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.        FINANCIAL INFORMATION
  Item 1.      Financial Statements
               Condensed Consolidated Balance Sheets, December 31, 1996 and June 30,
                 1997.................................................................      3
               Condensed Consolidated Statements of Operations for the three months
                 ended June 30, 1996 and 1997.........................................      4
               Condensed Consolidated Statements of Operations for the six months
                 ended June 30, 1996 and 1997.........................................      5
               Condensed Consolidated Statement of Stockholders' Equity for the six
                 months ended June 30, 1997...........................................      6
               Condensed Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1996 and 1997.........................................      7
               Notes to Condensed Consolidated Financial Statements...................      8
  Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                 of Operations........................................................     13

PART II.       OTHER INFORMATION
  Item 1.      Legal Proceedings......................................................     24
  Item 2.      Changes in Securities..................................................     24
  Item 3.      Defaults Upon Senior Securities........................................     24
  Item 4.      Submission of Matters to a Vote of Security Holders....................     25
  Item 5.      Other Information......................................................     25
  Item 6.      Exhibits and Reports on Form 8-K.......................................     25

SIGNATURES............................................................................     29

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                 DECEMBER 31,    JUNE 30,
                                                                                     1996          1997
                                                                                 ------------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................................     $ 10,917      $  20,749
  Accounts receivable, less allowance for doubtful accounts of $2,961 as of
    December 31, 1996 and $3,031 as of June 30, 1997..........................       18,223         24,041
  Prepaid expenses and other current assets...................................        5,681          7,396
                                                                                   --------       --------
         Total current assets.................................................       34,821         52,186
                                                                                   --------       --------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements..................................       12,694         15,799
  Furniture, office equipment and vehicles....................................       29,742         36,279
  Paging and plant equipment..................................................      188,236        195,369
  Less -- Accumulated depreciation and amortization...........................      (77,260)       (95,616)
                                                                                   --------       --------
                                                                                    153,412        151,831
                                                                                   --------       --------
INTANGIBLE ASSETS, net of accumulated amortization of approximately $20,926 as
  of December 31, 1996 and $38,258 as of June 30, 1997........................      452,639        440,356
OTHER ASSETS..................................................................        3,023          2,355
                                                                                   --------       --------
TOTAL ASSETS..................................................................     $643,895      $ 646,728
                                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt........................................     $    700      $     965
  Accounts payable............................................................       17,194         20,246
  Accrued expenses and other current liabilities..............................       18,940         18,693
  Deferred revenues and subscriber deposits...................................        5,254          6,457
                                                                                   --------       --------
         Total current liabilities............................................       42,088         46,361
                                                                                   --------       --------
CAPITAL LEASE OBLIGATIONS, net of current portion.............................        3,244          4,717
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current maturities.............      171,314        191,037
SENIOR SUBORDINATED NOTES, due 2005 and 2007..................................      152,534        152,534
DEFERRED INCOME TAX LIABILITY.................................................       76,687         75,249
MINORITY INTEREST IN PARTNERSHIP..............................................          499            511
                                                                                   --------       --------
         Total liabilities....................................................      446,366        470,409
                                                                                   --------       --------
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par value $.01 per share; 810,000 shares authorized; 159,600 shares issued and outstanding as of December 31, 1996 and June 30, 1997, and a liquidation preference of
  $40,598 and $43,440 at December 31, 1996 and June 30, 1997, respectively....       31,231         34,401
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none
    issued and outstanding....................................................           --             --
  Common stock, par value $.01 per share; authorized 60,000,000 shares;
    24,521,135 and 25,074,001 shares issued and outstanding as of December 31,
    1996 and June 30, 1997, respectively......................................          245            251
  Additional paid-in capital..................................................      262,827        265,662
  Accumulated deficit.........................................................      (96,774)      (123,995)
                                                                                   --------       --------
         Total stockholders' equity...........................................      166,298        141,918
                                                                                   --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................     $643,895      $ 646,728
                                                                                   ========       ========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                        ------------------------
                                                                           1996          1997
                                                                        ----------    ----------
REVENUES:
  Service, rent and maintenance revenues.............................   $   25,079    $   60,021
  Product sales......................................................        6,969        10,276
                                                                        ----------    ----------
          Total revenues.............................................       32,048        70,297
  Net book value of products sold....................................       (5,910)       (7,525)
                                                                        ----------    ----------
                                                                            26,138        62,772
                                                                        ----------    ----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses.............................        8,305        18,189
  Selling and marketing..............................................        5,399        13,001
  General and administrative.........................................        6,920        14,693
  Depreciation and amortization......................................       13,607        22,831
                                                                        ----------    ----------
                                                                            34,231        68,714
                                                                        ----------    ----------
          Loss from operations.......................................       (8,093)       (5,942)
INTEREST EXPENSE.....................................................       (4,191)       (7,867)
INTEREST AND OTHER INCOME............................................        1,157           143
                                                                        ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT.......................................      (11,127)      (13,666)
INCOME TAX BENEFIT...................................................          172         1,362
                                                                        ----------    ----------
          Net loss...................................................      (10,955)      (12,304)
PREFERRED DIVIDENDS..................................................           --        (1,609)
                                                                        ----------    ----------
          Loss attributable to common stockholders...................   $  (10,955)   $  (13,913)
                                                                         =========     =========
Loss per share attributable to common stockholders...................   $    (0.75)   $    (0.55)
                                                                         =========     =========
Weighted-average common shares outstanding...........................   14,626,255    25,074,059
                                                                         =========     =========

           See notes to condensed consolidated financial statements.

                                METROCALL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ------------------------
                                                                           1996          1997
                                                                        ----------    ----------
REVENUES:
  Service, rent and maintenance revenues.............................   $   48,829    $  118,537
  Product sales......................................................       13,158        18,513
                                                                        ----------    ----------
          Total revenues.............................................       61,987       137,050
  Net book value of products sold....................................      (10,560)      (13,682)
                                                                        ----------    ----------
                                                                            51,427       123,368
                                                                        ----------    ----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses.............................       16,498        35,440
  Selling and marketing..............................................        9,992        24,913
  General and administrative.........................................       12,702        29,836
  Depreciation and amortization......................................       25,098        43,549
                                                                        ----------    ----------
                                                                            64,290       133,738
                                                                        ----------    ----------
          Loss from operations.......................................      (12,863)      (10,370)
INTEREST EXPENSE.....................................................       (8,401)      (15,907)
INTEREST AND OTHER INCOME............................................        2,511            60
                                                                        ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT.......................................      (18,753)      (26,217)
INCOME TAX BENEFIT...................................................          107         2,165
                                                                        ----------    ----------
          Net loss...................................................      (18,646)      (24,052)
                                                                        ----------    ----------
PREFERRED DIVIDENDS..................................................           --        (3,169)
                                                                        ----------    ----------
          Loss attributable to common stockholders...................   $  (18,646)   $  (27,221)
                                                                         =========     =========
          Loss per share attributable to common stockholders.........   $    (1.27)   $    (1.09)
                                                                         =========     =========
Weighted-average common shares outstanding...........................   14,626,255    24,977,724
                                                                         =========     =========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                  COMMON STOCK
                                              --------------------    ADDITIONAL
                                                SHARES        PAR      PAID-IN     ACCUMULATED
                                              OUTSTANDING    VALUE     CAPITAL      DEFICIT       TOTAL
                                              -----------    -----    ---------    ----------    --------
BALANCE, December 31, 1996.................    24,521,135    $ 245    $ 262,827    $  (96,774)   $166,298
Issuance of shares in employee stock
  purchase plan............................        34,770        1          143            --         144
Adjustment to consideration for 1996
  acquisition..............................        21,921       --         (209)           --        (209)
Issuance of common stock in the acquisition
  of Radio and Communications Consultants,
  Inc. and Advanced Cellular Telephone,
  Inc......................................       494,279        5        2,899            --       2,904
Issuance of shares under option
  agreement................................         1,896       --            2            --           2
Preferred dividends........................            --       --           --        (3,169)     (3,169)
Net loss...................................            --       --           --       (24,052)    (24,052)
                                              -----------    -----    ---------    ----------    --------
BALANCE, June 30, 1997.....................    25,074,001    $ 251    $ 265,662    $ (123,995)   $141,918
                                                =========     ====     ========     =========    ========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1996        1997
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................   $(18,646)   $(24,052)
  Adjustments to reconcile net loss to net cash provided by operating
     activities-- Depreciation and amortization.........................     25,098      43,549
     Amortization of debt financing costs...............................        176         498
     Decrease in deferred income taxes..................................       (343)     (2,692)
     Write-off of deferred acquisition costs............................        388          --
     Equity in loss of A+ Network, Inc. ................................        153          --
  Cash provided by (used in) changes in assets and liabilities, net of effect of acquisitions and dispositions:
     Accounts receivable................................................     (1,002)     (6,566)
     Prepaid expenses and other current assets..........................       (113)     (1,016)
     Accounts payable...................................................      8,068       3,196
     Deferred revenues and subscriber deposits..........................        809       1,679
     Other current liabilities..........................................       (665)       (298)
                                                                           --------    --------
          Net cash provided by operating activities.....................     13,923      14,298
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired......................         --        (798)
  Proceeds from sale of telemassaging operations........................         --      10,300
  Purchases of property and equipment, net..............................    (39,065)    (32,501)
  Additions to intangibles..............................................    (35,265)       (678)
  Equity investment in A+ Network, Inc. ................................    (13,671)         --
  Other.................................................................          3        (292)
                                                                           --------    --------
          Net cash used in investing activities.........................    (87,998)    (23,974)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................................         --      20,000
  Principal payments on long-term debt..................................       (122)       (650)
  Net proceeds from issuance of common stock............................         --         146
  Increase in minority interest in partnership..........................         --          12
                                                                           --------    --------
          Net cash (used in) provided by financing activities...........       (122)     19,508
                                                                           --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................    (74,197)      9,832
CASH AND CASH EQUIVALENTS, beginning of period..........................    123,574      10,917
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period................................   $ 49,377    $ 20,749
                                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest............................................   $  7,956    $ 13,024
  Cash payments for income taxes........................................   $    236    $    527

           See notes to condensed consolidated financial statements.

                                METROCALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

  Risks and Other Important Factors

     The Company sustained net losses of $2.4 million, $20.1 million, $49.1 million, and $24.1 million for each of the years ended December 31, 1994, 1995, 1996 and the six months ended June 30, 1997, respectively. The Company's loss from operations for the six months ended June 30, 1997 was $10.4 million. In addition, at June 30, 1997, the Company had an accumulated deficit of approximately $124.0 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At June 30, 1997, the Company had incurred approximately $349.3 million in long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of June 30, 1997, approximately $76.8 million of additional borrowings were available to the Company under its credit facility. On July 1, 1997, the Company incurred additional borrowings of $26.0 million in the Page America transaction discussed in Note 9. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility.

     The Company is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulatory, legal and subscriber turnover.

2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K, as amended. The results of operations for the three and six-month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

  Long-Lived Assets

     Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. At June 30, 1997, the market value of the Company's common stock was $4.50 per share and the net book value was $5.66 per share. However, the Company has determined that there has been no permanent impairment in the carrying value of long-lived assets reflected in the accompanying balance sheet.

     Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the Federal Communications Commission ("FCC") recorded in the acquisitions of FirstPAGE USA, Inc. and MetroPaging, Inc. from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for the three and six-month periods ended June 30, 1997 by approximately $650,000 and $1.3 million, respectively.

                                METROCALL, INC.

3.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Reclassifications

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period's presentation.

4.  LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Loss per share attributable to common stockholders for the three and six-month periods ended June 30, 1996 and 1997, is based upon the weighted-average number of common equivalent shares outstanding during the period. The effect of outstanding options and warrants on loss per share attributable to common stockholders for the three and six-month periods ended June 30, 1996 and 1997, is not included because such options and warrants would be antidilutive.

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

5.  ACQUISITION

     On February 5, 1997, the Company acquired 100% of the outstanding common stock of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC") by means of a merger of Metrocall of Shreveport, Inc., a wholly owned subsidiary of Metrocall formed to effect the merger with RCC. The merger was financed through the issuance of 494,279 shares of the Company's common stock, approximately $800,000 in cash and assumed liabilities of approximately $200,000. The Company also recorded a deferred tax liability of approximately $1.3 million in connection with this transaction. The RCC acquisition has been accounted for as a purchase for financial accounting purposes.

6.  STOCK AND STOCK RIGHTS

  Capital Stock

     The authorized capital stock of Metrocall consists of 60,000,000 shares of common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value $0.01 per share, of which 810,000 shares have been designated as Series A Convertible Preferred Stock and 9,000 shares have been designated Series B Convertible Preferred Stock ("Series B Preferred Stock").

                                METROCALL, INC.

6.  STOCK AND STOCK RIGHTS -- (CONTINUED)

  Series A Preferred

     On November 15, 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred"), together with warrants, discussed below, for $250 per share or $39.9 million. Each share of Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of the Company's common stock equal to the stated value. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semiannually on May 15 and November 15 in cash or in additional shares of Series A Preferred, at the Company's option. Preferred dividends accrued for the three and six-month periods ended June 30, 1997 were approximately $1.4 million and $2.8 million, respectively. The payment of dividends due May 15, 1997 was made in 11,172 additional Series A Preferred shares.

     In connection with the Series A Preferred, the Company issued warrants to purchase the Company's common stock. Each warrant represents the right of the holder to purchase 18.266 shares of common stock or an aggregate of 2,915,254 shares. The exercise price is $7.40 per share. The warrants expire November 15, 2001. The total value allocated to the warrants for financial reporting purposes, $7.9 million or $2.70 per share, is being accreted over the term of the Series A Preferred as preferred dividends or approximately $164,000 and $328,000 for the three and six-month periods ended June 30, 1997, respectively.

  Series B Preferred Stock

     In connection with the Page America transaction (see Note 9), the Board of Directors authorized the designation of 9,000 shares of preferred stock as Series B Preferred Stock. The Company issued 1,500 shares of Series B Preferred Stock pursuant to the Amended Page America Agreement. Each share of Series B Preferred Stock has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred Stock but senior to the shares of Metrocall common stock, equal to its stated value. The Series B Preferred Stock carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series B Preferred Stock, at the Company's option.

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

     During the six months ended June, 30, 1997, the Board of Directors approved grants of options to purchase 626,500 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $4.50 to $6.00 per share with a weighted-average exercise price of $5.97 per share. All options were granted with exercise prices equal to or greater than the fair market value on the date of grant.

  Employee Stock Purchase Plan

     On May 1, 1996, the stockholders of the Company approved the Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), which offers eligible employees the opportunity to purchase an aggregate of 300,000 shares of Metrocall common stock through payroll deductions. Each eligible employee may elect to purchase shares of Metrocall common stock at the lesser of 85% of the fair market value of Metrocall common stock on either the first or last trading day for each payroll deduction period. On January 1, 1997, the Company issued 34,770 shares of Company common stock under the Stock Purchase Plan with a purchase price of approximately $4.14 per share. For the payroll deduction period ended June 30, 1997, the

                                METROCALL, INC.

6.  STOCK AND STOCK RIGHTS -- (CONTINUED)

Company issued 74,977 shares of common stock effective July 1, 1997 with a purchase price of approximately $3.80 per share.

7.  COMMITMENTS AND CONTINGENCIES

  Legal and Regulatory Matters

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or results of operations of the Company.

     In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to complete the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois, claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action. The Company has denied the claim and asserted affirmative defenses and counterclaims based on misrepresentations and breaches of contract by Source One. The matter is now in discovery, which is scheduled to be completed by the end of October 1997; trial is not expected before January 1998.

8.  SALE OF TELEMESSAGING ASSETS

     On May 9, 1997, the Company completed the sale of the assets of the telemessaging business acquired in the merger with A+ Network in November 1996 pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") between Metrocall and Procommunications, Inc. dated April 30, 1997. Pursuant to the terms of the Purchase Agreement, the Company received proceeds totaling $11.0 million in cash, net of a cash escrow of $700,000. For the six month period ended June 30, 1997, the telemessaging business generated net revenues of approximately $3.7 million and operating income of approximately $0.1 million. No gain or loss was recognized upon the sale for financial reporting purposes as net assets sold approximate the net proceeds received.

9.  SUBSEQUENT EVENTS

  Page America Group, Inc.

     On July 1, 1997, the Company completed its acquisition of substantially all the assets of Page America Group, Inc. and subsidiaries ("Page America"). The total purchase price of approximately $63.2 million included consideration of $25 million in cash, 1,500 shares of Series B Preferred Stock (see Note 6) having a value upon liquidation of $15,000,000, 3,997,458 shares of Metrocall common stock, assumed liabilities of approximately $3.1 million plus transaction fees and expenses. The cash portion of the purchase price was funded through borrowings of $26 million under the Company's credit facility. The Page America acquisition will be accounted for as a purchase for financial reporting purposes.

  ProNet Inc.

     On August 11, 1997, the Company and ProNet Inc. ("ProNet") announced the signing of a definitive merger agreement dated August 8, 1997, whereby ProNet would be merged with and into the Company. Under the terms of the merger agreement, the Company will issue .90 shares of Metrocall common stock for each share of ProNet common stock, subject to adjustment based on certain defined operating performance criteria and debt and pager inventory targets. In connection with the merger, the Company will assume

                                METROCALL, INC.

9.  SUBSEQUENT EVENTS -- (CONTINUED)

ProNet's 11 7/8% senior subordinated notes due 2005 totaling $100 million and expects to refinance indebtedness outstanding under ProNet's credit facility with the Company's own credit facility. The Company anticipates the merger will be accounted for as a purchase for financial reporting purposes. The merger is subject to approval by regulatory agencies including the Federal Communications Commission, Federal Trade Commission and each company's stockholders.

  Credit Facility

     The Company has requested that its lenders amend the loan agreement governing its bank credit facility by increasing available borrowings under the facility by $25.0 million from $350 million to $375 million. In addition to increasing available borrowings, the requested amendment includes approval of the ProNet transaction discussed above and changes to certain financial covenants including total leverage and interest coverage beginning January 1, 1998. The lenders have approved this amendment subject to completion of loan documentation.

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

OVERVIEW

     Metrocall is currently the fifth largest paging company in the United States based on number of subscribers, with approximately 2.5 million pagers in service after giving effect to the Page America transaction (see "Recent and Pending Acquisitions -- Page America Group, Inc."). For the quarter ended June 30, 1997, the Company added 104,442 subscribers to its base of pagers in service exclusively through internal growth. On February 5, 1997, the Company completed the acquisition of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC"), affiliated paging companies operating in the Shreveport, Louisiana market. The results of operations for the three and six months ended June 30, 1997 reflect the results of operations of companies acquired throughout 1996 including Parkway Paging, Inc. ("Parkway") Satellite Paging and Message Network (collectively, "Satellite") and A+ Network, Inc. ("A+ Network")(collectively, the "1996 Acquisitions"), as well as RCC from the date of acquisition. Additionally, the results of operations for the three and six months ended June 30, 1997 also reflect the operations of the Company's telemessaging business until its sale on May 1, 1997. Net revenues and operating income derived from the telemessaging operations and included in the results of operations for the six-month period ended June 30, 1997 were approximately $3.7 million and $0.1 million, respectively. Since June 30, 1996, the Company has added more than 1.4 million pagers through acquisitions and internal growth including approximately 200,000 added from the Page America transaction completed on July 1, 1997.

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

     The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's service, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have increased by approximately 119.3% to $70.3 million for the quarter ended June 30, 1997 from $32.0 million for the quarter ended June 30, 1996. Overall, subscribers have increased by approximately 110.2% to more than 2.3 million at June 30, 1997 from 1.1 million at June 30, 1996.

     The Company's average monthly paging service, rent and maintenance revenues per unit ("ARPU") for the three-month periods ended June 30, 1996 ("1996") and June 30, 1997 ("1997") was $7.89 and $8.44, respectively. The increase in ARPU from 1996 to 1997 is primarily related to the merger with A+ Network in November 1996, the changing distribution mix, and enhanced paging services. ARPU for the A+ Network markets averaged slightly more than $10.00 per month during the fourth quarter of 1996 causing an increase in the weighted-average ARPU for the combined company after the merger. In order to capitalize on the anticipated growth of the paging and wireless messaging industries, the Company has expanded its channels of distribution to include Company-owned and operated retail stores, strategic partnerships and alliances, franchises and internet sales among others; with each focusing on the sale rather than lease of pagers. These channels tend to have higher ARPU's than typical third-party resellers who purchase service in quantity at wholesale rates. Furthermore, the Company has been successful in marketing enhanced services, such as nationwide paging services and voice mail, to its subscriber base, as well as branded customer service and billing services for the Company's strategic partners and franchisees.

     The Company's growth and expansion into new markets, whether internal or through acquisitions, require significant capital investment for the installation of paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that leases equipment from the Company. During the quarter ended June 30, 1997 the Company's capital expenditures totaled approximately $18.0 million including approximately $12.0 million for pagers, representing an increase in pagers on hand, primarily in anticipation of the completion of the Page America transaction, and net increases and maintenance to the rental pager base.

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

     The Company's long-term strategy is to continue to expand its business by providing paging and other wireless communications services to an increasingly broad base of subscribers throughout the United States, while increasing total revenues and EBITDA and de-emphasizing that portion of the business which has historically leased pagers. The Company believes that increases in revenues from the sale of pagers and service revenue from providing paging service to such pagers will more than make up for the losses of rental revenues derived from leasing pagers, which has increasingly involved high volume, lower margin transactions. The Company is seeking to increase its base of subscribers by expanding its operations in existing, contiguous and other markets, through acquisitions, start-up operations and internal growth. The Company has also entered into a merger agreement with ProNet Inc. (See "Recent and Pending Acquisitions -- ProNet Inc.")

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED JUNE
                                                        JUNE 30,                    30,
                                                 ----------------------    ----------------------
                                                   1996         1997         1996         1997
                                                 ---------    ---------    ---------    ---------
    REVENUES:
      Service, rent and maintenance...........        95.9%        95.6%        94.9%        96.1%
      Product sales...........................        26.7         16.4         25.6         15.0
                                                 ---------    ---------    ---------    ---------
           Total revenues.....................       122.6        112.0        120.5        111.1
      Net book value of products sold.........       (22.6)       (12.0)       (20.5)       (11.1)
                                                 ---------    ---------    ---------    ---------
                                                     100.0        100.0        100.0        100.0
    OPERATING EXPENSES:
      Service, rent and maintenance
         expenses.............................        31.8         29.0         32.1         28.7
      Selling and marketing...................        20.7         20.7         19.4         20.2
      General and administrative..............        26.5         23.4         24.7         24.2
      Depreciation and amortization...........        52.1         36.4         48.8         35.3
                                                 ---------    ---------    ---------    ---------
           Total operating expenses...........       131.1        109.5        125.0        108.4
                                                 ---------    ---------    ---------    ---------
           Loss from operations...............       (31.1)        (9.5)       (25.0)        (8.4)
    Interest and other income.................         4.4          0.2          4.9           --
    Interest expense..........................       (16.0)       (12.5)       (16.3)       (12.9)
                                                 ---------    ---------    ---------    ---------
    Loss before income tax benefit............       (42.7)       (21.8)       (36.4)       (21.3)
    Income tax benefit........................         0.8          2.2          0.2          1.8
                                                 ---------    ---------    ---------    ---------
           Net loss...........................       (41.9)       (19.6)       (36.2)       (19.5)
    Preferred dividends.......................          --         (2.6)          --         (2.6)
                                                 ---------    ---------    ---------    ---------
           Loss attributable to common
              stockholders....................       (41.9)%      (22.2)%      (36.2)%      (22.1)%
                                                 =========    =========    =========    =========
    Units in service (end of period)..........   1,109,647    2,332,006    1,109,647    2,332,006
    EBITDA (in thousands)(1)..................   $   5,514    $  16,889    $  12,235    $  33,179
    Ratio of EBITDA to net revenues(1)........        21.1%        26.9%        23.8%        26.9%
    ARPU(2)...................................   $    7.89    $    8.44    $    7.93    $    8.36
    Average monthly operating cost per
      unit(3).................................   $    6.49    $    6.59    $    6.36    $    6.50

---------------
(1) EBITDA (earnings before interest, taxes, depreciation and amortization), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of financial performance in the paging industry; EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which the Company's covenants are calculated under its indenture relating to its senior subordinated notes and its credit facility. See "-- Liquidity and Capital Resources" for a discussion of significant capital requirements and commitments.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

     Total revenues increased approximately $38.2 million, or approximately 119%, from $32.0 million for the three months ended June 30, 1996 (the "1996 quarter") to $70.3 million for the three months ended June 30, 1997 (the "1997 quarter"). Net revenues increased approximately $36.6 million, or 140%, from $26.1 million in the 1996 quarter to $62.8 million in the 1997 quarter. The increase is attributable to greater service revenues due primarily to the growth of pagers in service from 1,109,647 at June 30, 1996, to 2,332,006 at June 30, 1997. Acquisitions completed in 1996 added approximately 900,000 subscribers to the Company's subscriber base. Operations of acquired companies are included in the results of operations from their respective acquisition dates. ARPU for paging services increased from $7.89 per unit in the 1996 quarter to $8.44 per unit in the 1997 quarter due primarily to the merger with A+ Network in November 1996, the changing distribution mix, and enhanced paging services. Pro forma ARPU for the quarter ended December 31, 1996, assuming the A+ Network acquisition was completed as of October 1, 1996, was estimated to be $8.21 per unit. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales increased $3.3 million from $7.0 million in the 1996 quarter to $10.3 million in the 1997 quarter and decreased as a percentage of net revenues from 26.7% in the 1996 quarter to 16.4% in the 1997 quarter. Net book value of products sold increased approximately $1.6 million from $5.9 million in the 1996 quarter to $7.5 million in the 1997 quarter principally due to the increase in product sales, partially offset by increased depreciation expense. The gross margin on products sold increased from 15.2% in the 1996 quarter to 26.8% in the 1997 quarter.

     Overall, the Company experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from the 1996 quarter to the 1997 quarter. Average monthly operating cost per unit increased from $6.49 per unit for the 1996 quarter to $6.59 per unit (excluding operating costs associated with non-paging operations, primarily telemessaging) for the 1997 quarter. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $9.9 million from $8.3 million in the 1996 quarter to $18.2 million in the 1997 quarter and decreased as a percentage of net revenues from 31.8% in the 1996 quarter to 29.0% in the 1997 quarter. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of Parkway Paging ($0.8 million), Satellite ($0.8 million) and A+ Network ($5.9 million) completed in 1996. Additional increases are attributable to increased third-party carrier costs ($0.4 million), increased site rental costs ($1.1 million) and increased personnel costs ($0.9 million). Service, rent and maintenance expense per unit was $2.61 in the 1996 and 1997 quarters, respectively.

     Selling and marketing expenses increased approximately $7.6 million from $5.4 million in the 1996 quarter to $13.0 million in the 1997 quarter and was unchanged as a percentage of net revenues at 20.7%. The increase in selling and marketing expenses is primarily associated with the companies acquired in 1996, which added 20 new sales offices and approximately 80 retail locations. Selling and marketing expenses attributed to the acquired companies are Parkway Paging ($0.5 million), Satellite ($0.3 million), and A+ Network ($5.5 million). Additional increases are associated with the increased sales staff and related costs ($1.0 million) and increased advertising and promotion costs ($0.3 million). Monthly selling and marketing expense per unit has increased from $1.70 per unit in the 1996 quarter to $1.89 per unit in the 1997 quarter, due primarily to increasing the Company's sales force as a result of acquisitions in new geographic areas for the Company. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $7.8 million from $6.9 million in the 1996 quarter compared to $14.7 million in the 1997 quarter, and decreased as a percentage of net revenues from 26.5% in the 1996 quarter to 23.4% in the 1997 quarter. General and administrative expenses attributed to the acquired companies are Parkway Paging ($0.2 million), Satellite ($0.4 million), and A+ Network ($4.4 million). General and administrative expenses also increased due to increased expenses for collection activities ($1.0 million), additional operational personnel ($1.0 million), and taxes, licenses and fees ($0.5 million). Monthly general and administrative expense per unit has decreased from $2.18 per unit in the 1996 quarter to

$2.09 per unit in the 1997 quarter. On a per unit basis, general and administrative expenses are expected to decline as additional synergies are gained from the Company's 1996 and 1997 acquisitions.

     Depreciation and amortization increased approximately $9.2 million from $13.6 million in the 1996 quarter to $22.8 million in the 1997 quarter, and decreased as a percentage of net revenues from 52.1% to 36.4% in the 1996 quarter and the 1997 quarter, respectively. The increase in total depreciation expense resulted primarily from depreciation on increased subscriber paging equipment and on other plant and operating equipment since June 30, 1996. Amortization increased substantially during 1997 due to the amortization of goodwill and other intangibles recorded in the 1996 and 1997 acquisitions. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for the 1997 quarter by approximately $650,000.

     Interest expense increased approximately $3.7 million, from $4.2 million in the 1996 quarter to $7.9 million in the 1997 quarter. Interest expense increased due to higher average level of debt during 1997 primarily associated with the financing of the 1996 Acquisitions.

     In November 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $250 per share for total proceeds of $39.9 million. The Series A Preferred bears dividends at 14% of the stated value per year. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option. Preferred dividends recorded during the 1997 quarter were approximately $1.6 million.

     Loss attributable to common stockholders increased $3.0 million from $10.9 million in the 1996 quarter to $13.9 million in the 1997 quarter primarily due to increased interest expense ($3.7 million) and preferred dividends ($1.6 million), partially offset by a decrease in the loss from operations of $2.1 million.

     EBITDA increased approximately $11.4 million to $16.9 million in the 1997 quarter from $5.5 million in the 1996 quarter. As a percentage of net revenues, EBITDA increased from 21.1% in 1996 to 26.9% in 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

     Total revenues increased approximately $75.1 million from $62.0 million for the six months ended June 30, 1996 ("1996") to $137.1 million for the six months ended June 30, 1997 ("1997"). Service, rent and maintenance revenues increased approximately $69.7 million in 1997 from $48.8 million in 1996 to $118.5 million in 1997. The increase in revenues is attributed to greater service revenues due to the growth of pagers from 1,109,647 at June 30, 1996 to 2,332,006 at June 30, 1997. Monthly ARPU for paging services increased from $7.93 per unit in 1996 to $8.36 per unit in 1997 due to the merger with A+ Network in November, 1996, the changing distribution mix, and enhanced paging services. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales increased $5.4 million from $13.1 million in 1996 to $18.5 million in 1997, and decreased as a percentage of total revenues from 25.6% in 1996 to 15.0% in 1997. Net book value of products sold increased approximately $3.1 million from $10.6 million in 1996 to $13.7 million in 1997 principally due to the increase in product sales, partially offset by increased depreciation expense. The gross margin on products sold increased from 19.7% in 1996 to 26.1% in 1997.

     Overall, the Company experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1996 to 1997. Average monthly operating costs per unit increased from $6.36 per unit in 1996 to $6.50 per unit in 1997. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $18.9 million from $16.5 million in 1996 to $35.4 million in 1997 and decreased as a percentage of net revenues from 32.1% to 28.7% in 1997. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of Parkway Paging

($1.4 million), Satellite ($1.5 million), and A+ Network ($11.0 million) completed during the second half of 1996. Additional increases are attributable to increased third party carrier costs ($0.5 million), increased site rental costs ($1.7 million), and increased personnel costs ($2.2 million). Service, rent and maintenance expense per unit has decreased from $2.68 per unit in 1996 to $2.54 per unit in 1997.

     Selling and marketing expenses increased approximately $14.9 million, from $ 10.0 million in 1996 to $24.9 million in 1997 and increased as a percentage of net revenues from 19.4% in 1996 to 20.2% in 1997. The increase in selling and marketing expenses is primarily associated with the companies acquired in 1996, which added 20 new sales offices and approximately 80 retail locations. Selling and marketing expenses attributed to the acquired companies are Parkway Paging ($0.9 million), Satellite ($0.6 million), and A+ Network ($10.6 million). Additional increases are associated with the increased sales staff and related costs ($2.0 million), and increased advertising and promotional costs ($0.5 million). Monthly selling and marketing expense per unit has increased from $1.62 per unit in 1996 to $1.84 per unit in 1997, due primarily to increasing the Company's sales force as a result of acquisitions in new geographic areas for the Company. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $17.1 million from $12.7 million in 1996 to $29.8 million in 1997 and decreased as a percentage of net revenues from 24.7% in 1996 to 24.2% in 1997. General and administrative expenses attributed to the acquired companies are Parkway Paging ($0.4 million), Satellite ($0.9 million), and A+ Network ($11.2 million). General and administrative expenses also increased primarily due to increased expenses for collection activities ($1.6 million), additional operational personnel ($1.3 million), and taxes and licenses ($0.8 million). Monthly general and administrative expense per unit has increased from $2.06 per unit in 1996 to $2.12 per unit in 1997. On a per unit basis, general and administrative expenses are expected to decline as additional synergies are gained from the Company's 1996 and 1997 acquisitions.

     Depreciation and amortization increased approximately $18.4 million from $25.1 million in 1996 to $43.5 million in 1997 and decreased as a percentage of net revenues from 48.8% in 1996 to 35.3% in 1997. The increase in total depreciation expense resulted primarily from depreciation on increased subscriber paging equipment and on other plant and operating equipment. Amortization increased substantially during 1997 due to the amortization of goodwill and other intangibles recorded in the 1996 and 1997 acquisitions. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for 1997 by approximately $1.3 million.

     Interest expense increased approximately $7.5 million, from $8.4 million in 1996 to $15.9 million in 1997. Interest expense increased due to higher average level of debt during 1997 primarily associated with the financing of the 1996 acquisitions.

     In November, 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $250 per share for total proceeds of $39.9 million. The Series A Preferred bears dividends at 14% of the stated value per year. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option. Preferred dividends recorded during the six months ended June 30, 1997 were approximately $3.2 million.

     Loss attributable to common stockholders increased $8.6 million from $18.6 million in 1996 to $27.2 million in 1997 primarily due to increased interest expense ($7.5 million) and preferred dividends ($3.2 million) partially offset by a decrease in loss from operations of $2.5 million.

     EBITDA increased approximately $21.0 million to $33.2 million in 1997 from $12.2 million in 1996. As a percentage of net revenues, EBITDA increased from 23.8% in 1996 to 26.9% in 1997.

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

     The Company has financed its internal growth in 1997 through its operating cash flow, available cash on hand and, to a limited extent, borrowings under the Company's credit facility. Net cash provided by operating activities increased from $13.9 million to $14.3 million for the six months ended June 30, 1996 and 1997, respectively.

     At June 30, 1997, the Company had a working capital surplus of approximately $5.8 million largely due to cash received from the sale of the Company's telemessaging operations. In prior periods, the Company has experienced working capital deficits and such deficits may reoccur in future periods. Pursuant to the Page America acquisition, the Company will assume certain current liabilities of Page America which may result in a working capital deficit. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g. accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility, discussed below, to fund estimated working capital requirements at June 30, 1997 including working capital needs associated with the Page America transaction.

     Cash flows used in investing activities were primarily to fund purchases of property and equipment. Capital expenditures were approximately $39.1 million and $32.5 million for the six months ended June 30, 1996 and 1997, respectively. Capital expenditures for the 1997 six months included approximately $12.0 million for pagers, representing increases in pagers on hand, primarily in anticipation of the completion of the Page America transaction, and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $2.7 million for information systems and computer related equipment, $2.4 million for network construction and development and $0.9 million for general purchases including leasehold improvements and office equipment. Additionally, the Company received proceeds of approximately $10.3 million from the sale of the assets of its telemessaging operations acquired in the A+ Network merger in November 1996.

     Cash flows provided by financing activities for the six months ended June 30, 1997, included borrowings under the Company's credit facility of $20.0 million primarily to fund working capital requirements and capital expenditures. Total capital expenditures for the year ending December 31, 1997 are estimated to be approximately $60 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. This estimate does not include the cash consideration of $26.0 million paid in the Page America acquisition on July 1, 1997, or the related transaction costs, but does include estimated capital expenditures related to the Page America assets after the acquisition. The Company expects that its capital expenditures for the year ending December 31, 1997, will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. Future cash requirements include debt service costs, primarily interest.

     There are no significant principal payments required under the Company's debt agreements during the year ending 1997. Additionally, dividends on the Company's Series A Preferred accrue at a rate of 14% of the stated value ($39.9 million) per year. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option. However, under certain circumstances, as defined in the certificate of designation, the dividend rate may increase to 16% per year. Further, Metrocall is required to redeem all outstanding shares of Series A Preferred (including dividend shares) in November 2008 unless the holders have previously converted such shares to common stock. Accrued but unpaid dividends at June 30, 1997, were approximately $0.7 million. On May 7, 1997, the Board of Directors authorized the payment of accrued dividends on the Series A Preferred in 11,172 additional shares of Series A Preferred and such additional shares were issued effective May 15, 1997.

SENIOR SECURED CREDIT FACILITY

     During 1996, the Company amended and restated the loan agreement governing the Company's existing credit facility. Subject to certain conditions set forth in the new agreement, the Company may borrow up to $350 million under two loan facilities. The first facility ("Facility A") is a $225 million reducing revolving credit facility and the second ("Facility B") is a $125 million reducing credit facility (together Facility A and Facility B are referred to as the "Credit Facility"). The Credit Facility has a term of eight years and is secured by substantially all the assets of the Company. Required quarterly principal repayments begin on March 31, 2000 and continue through December 31, 2004. At June 30, 1997, a total of approximately $189.9 million was outstanding under the Credit Facility. Pursuant to the terms of the loan agreement, at June 30, 1997, total additional borrowings available to the Company under the credit facility were approximately $76.8 million. On July 1, 1997, the Company increased the borrowings outstanding under its credit facility by $26.0 million to fund the cash portion of the Page America acquisition including transaction fees and expenses.

     The Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 from January 1, 1997 to December 31, 1997, and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses to cash, and operating cash flow to interest expense (in each case, as such terms are defined in the agreement relating to the Credit Facility). The Credit Facility also required the Company to raise additional equity (approximately $10,000,000) if its ratio of cash flow to interest expense is less than 2.0 to 1.0 for the quarter ending June 30, 1997. For the quarter ended June 30, 1997, the ratio of cash flow to interest expense was 2.3 to 1.0. The covenants also limit additional indebtedness and future mergers and acquisitions (other than the pending transaction with Page America discussed below) without the approval of the lenders, and restrict the payment of cash dividends and other stockholder distributions by the Company during the term of the Credit Facility. The Credit Facility also prohibits certain changes in ownership control of the Company as defined, during the term of the Credit Facility.

     The Company has requested its lenders to amend the loan agreement governing its credit facility to add a third facility ("Facility C"). Facility C is a $25 million reducing revolving facility which increases total available borrowings under the facility from $350 million to $375 million. In addition to increasing the available borrowings, the requested amendment includes approval of the ProNet transaction, discussed below, and changes to certain financial covenants including total leverage and interest coverage beginning January 1, 1998. The lenders have approved this amendment subject to completion of loan documentation.

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

RECENT AND PENDING ACQUISITIONS

  Page America Group, Inc.

     On April 22, 1996, the Company signed a definitive acquisition agreement (the "Page America Agreement") with Page America Group, Inc. of Hackensack, New Jersey ("Page America"). The Page America Agreement was subsequently amended and restated on January 30, 1997 and further amended on March 28, 1997 (the "Amended Page America Agreement"). The Page America acquisition was completed on July 1, 1997. Pursuant to the Amended Page America Agreement, as subsequently modified (i) Metrocall acquired substantially all of the assets and assumed substantially all of Page America's accounts payable and certain obligations under various office and equipment leases and (ii) Page America received (a) approximately $25 million in cash, (b)1,500 shares of Series B Convertible Preferred Stock with a liquidation value of $15 million and
(c) 3,997,458 shares of the Company's common stock. The Company financed the cash portion of the purchase price, including transaction fees and expenses, with borrowings of $26 million under its Credit Facility. The Page America transaction will be accounted for as a purchase for financial reporting purposes.

PRONET INC.

     On August 11, 1997, the Company and ProNet Inc. ("ProNet") announced the signing of a definitive merger agreement, whereby ProNet will be merged with and into the Company. Under the terms of the merger agreement, the Company will issue .90 shares of Metrocall common stock for each share of ProNet common stock, subject to adjustment based on certain defined operating performance criteria and debt and pager inventory targets. In connection with the merger, the Company will assume ProNet's 11 7/8% senior subordinated notes due 2005 totaling $100 million and expects to refinance indebtedness outstanding under ProNet's credit facility with the Company's own credit facility. The Company anticipates the merger will be accounted for as a purchase for financial reporting purposes. The merger is subject to approval by regulatory agencies including the Federal Communications Commission, Federal Trade Commission and each company's stockholders.

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

  Substantial Indebtedness

     At June 30, 1997, the Company had outstanding approximately $349.3 million in long-term debt consisting of bank loans, senior subordinated notes, mortgage indebtedness and capital leases, and incurred additional indebtedness of $26 million in connection with the Page America acquisition on July 1, 1997. Further, the Company expects to assume ProNet's 11 7/8% senior subordinated notes totaling $100 million and to refinance bank indebtedness outstanding under the ProNet credit facility with borrowings under its own credit facility. Additionally, the Company expects to incur additional indebtedness (in the form of draws under the Company's senior secured credit facility) to meet working capital needs and other purposes. This substantial indebtedness, along with the net losses and working capital deficits sustained by the Company in recent periods, will have consequences for the Company, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of the Company's interest expense; (iii) indebtedness under the Credit Facility bears interest at floating rates, which will cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and
(v) the Company may be more vulnerable in the event of a downturn in its business or in general economic conditions. In addition, the ability of the Company to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to Metrocall.

  Possible Impact of Competition and Technological Change

     The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among providers of numeric messaging services which account for the substantial majority of the Company's revenues. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources that Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers have begun to or have announced their intention to market paging services jointly with other telecommunications services.

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

  History of Net Losses

     Metrocall has sustained net losses of $2.4 million, $20.1 million and $49.1 million for the years ended December 31, 1994, 1995 and 1996 and $24.1 million for the six months ended June 30, 1997. No assurance can be given that losses can be reversed in the future. In addition, at June 30, 1997, Metrocall's accumulated deficit was approximately $124.0 million. Metrocall's business requires substantial funds for capital expenditures and acquisitions that result in significant depreciation and amortization charges. Additionally, substantial levels of borrowing, which will result in significant interest expense, are expected to be outstanding in the foreseeable future. Accordingly, net losses are expected to continue to be incurred in the future. There can be no assurance that Metrocall will be able to operate profitably at any time in the future.

  Litigation

     In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to complete the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement of unspecified damages in excess of $80 million. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action. The Company has denied the claim and asserted affirmative defenses and counterclaims based on misrepresentations and breaches of contract by Source One. The matter is now in discovery, which is scheduled to be completed by the end of October 1997; trial is not expected before January 1998.

  Subscriber Turnover

     The results of operations of paging service providers, such as Metrocall, can be significantly affected by subscriber cancellations and by subscribers who switch their service to other carriers. Metrocall's average monthly subscriber turnover rate for the six months ended June 30, 1997 was approximately 2.0%. In order to realize net growth in subscribers, disconnected subscribers must be replaced and new subscribers must be added. The sales and marketing costs associated with attracting new subscribers are substantial relative to the costs of providing service to existing customers. Because Metrocall's business is characterized by high fixed costs, disconnections directly and adversely affect Metrocall's results of operations. An increase in its subscriber cancellation rate may adversely affect Metrocall's results of operations.

  Potential for Change in Regulatory Environment

     Metrocall's paging operations are subject to regulation by the FCC and, to a lesser extent, by various state regulatory agencies. There can be no assurance that those agencies will not adopt regulations or take actions that would have a material adverse effect on the business of Metrocall. Changes in regulation of Metrocall's paging business or the allocation of radio spectrum for services that compete with Metrocall's business could adversely affect Metrocall's results of operations. For example, the FCC has adopted rules to issue paging licenses on a wide-area basis by competitive bidding; those rules are currently subject to pending appeals and petitions for agency reconsideration. Although, Metrocall believes that the proposed rule changes may simplify Metrocall's regulatory compliance burdens, particularly regarding adding or relocating transmitter sites, those rule changes may also increase Metrocall's costs of obtaining paging licenses.

  Intangible Assets

     Intangible assets, net of accumulated amortization, have increased significantly since June 30, 1996 primarily as a result of the Company's 1996 acquisitions of Parkway, Satellite and A+ Network. At June 30, 1997, the Company's total assets of approximately $646.7 million included net intangible assets of approximately $440.4 million. Intangible assets include state certificates and FCC licenses, customer lists, debt financing cost, goodwill and certain other intangibles. The Company will record, for financial reporting purposes, additional intangible assets in connection with its acquisition of the assets of Page America. Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both could be reduced significantly in the future due to changes in technology, regulation, available financing and competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangible assets including goodwill could be reduced materially in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 7, 1997, the following proposals were adopted by the vote specified below:

                                                                    WITHHELD/                BROKER
                     PROPOSAL                            FOR         AGAINST     ABSTAIN    NONVOTES
---------------------------------------------------   ----------    ---------    -------    ---------
Election of three directors:
1. William L. Collins III..........................   18,570,991    1,732,174         --          N/A
2. Francis A. Martin...............................   18,277,088    2,026,077         --          N/A
3. Suzanne S. Brock................................   18,606,855    1,696,310         --          N/A
4. Norman H. Minkow................................           --           --         --          N/A
Ratification of Arthur Andersen LLP as independent
public accountants.................................   19,765,914       49,175    488,076          N/A
Approval of an amendment to Amended and Restated
Certificate of Incorporation increasing number of
authorized shares of common stock from 33.5 million
to 60.0 million....................................   19,610,215      659,558     33,392          N/A
Approval of the conversion rights of holders of
Series B Junior Convertible Preferred Stock........   11,628,691    1,417,460     72,795    7,183,949
Approval of amendments to the Metrocall 1996 Stock
Option Plan........................................   15,093,932    5,170,055     39,178          N/A

ITEM 5. OTHER INFORMATION

  Telemessaging Operations

     On May 9, 1997, the Company completed the sale of the assets of the telemessaging operations acquired in the merger with A+ Network in November 1996 pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") between Metrocall and Procommunications, Inc. dated April 30, 1997. Pursuant to the terms of the Purchase Agreement, the Company received proceeds totaling $11.0 million in cash, net of a cash escrow of $700,000. For the six months ended June 30, 1997, the telemessaging business generated net revenues of approximately $3.7 million and operating income of approximately $0.1 million.

  PageAmerica Group, Inc.

     On July 1, 1997, the Company completed its acquisition of substantially all the assets of Page America Group, Inc. and subsidiaries ("Page America"). The total purchase of approximately $63.2 million included consideration of $25 million in cash, 1,500 shares of Series B Preferred Stock having a value upon liquidation of $15,000,000, 3,997,458 shares of Metrocall common stock, assumed liabilities of approximately $3.1 million plus transaction fees and expenses. The cash portion of the purchase price was funded through borrowings of $26 million under the Company's credit facility. The PageAmerica acquisition will be accounted for as a purchase for financial reporting purposes.

  ProNet Inc.

     On August 11, 1997, the Company and ProNet Inc. ("ProNet") announced the signing of a definitive merger agreement, whereby ProNet will be merged with and into the Company. Under the terms of the merger agreement, the Company will issue .90 shares of Metrocall common stock for each share of ProNet common stock, subject to adjustment based on certain defined operating performance criteria and debt and pager inventory targets. In connection with the merger, the Company will assume ProNet's 11 7/8% senior subordinated notes due 2005 totaling $100 million and expects to refinance indebtedness outstanding under ProNet's credit facility with the Company's own credit facility. The Company anticipates the merger will be accounted for as a purchase for financial reporting purposes. The merger is subject to approval by regulatory agencies including the Federal Communications Commission, Federal Trade Commission and each company's stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
  2.1      Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
           Page America of New York, Inc., Page America of Illinois, Inc., Page America
           Communications of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively
           "Page America") and Metrocall, Inc. ("Metrocall") dated as of January 30, 1997.(a)
  2.2      Amendment to Asset Purchase Agreement by and among Page America and Metrocall dated as of March 28, 1997.(a)
  3.1      Amended and Restated Certificate of Incorporation of Metrocall (the "Certificate"),
           as amended.(b)
  3.2      Certificate of Amendment to the Certificate dated May 8, 1997.(b)
  3.3      Fifth Amended and Restated Bylaws of Metrocall.(p)
  4.1      Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007.(c)
  4.2      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+
           Notes") dated October 24, 1995.(m)
  4.3      First Supplemental Indenture dated November 14, 1996, for A+ Notes.(p)
  4.4      Second Supplemental Indenture dated November 14, 1996, for A+ Notes.(p)
 10.1      Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
           A+ Network, Inc.(d)
 10.2      Amendment to Agreement and Plan of Merger dated as of May 16, 1996, between
           Metrocall, Inc., and A+ Network, Inc.(e)
 10.3      Shareholders' Option and Sale Agreement dated as of May 16, 1996, between Metrocall,
           Inc. and certain shareholders of A+ Network, Inc. listed therein.(d)
 10.4      Metrocall Stockholders Voting Agreement dated as of May 16, 1996, between A+
           Network, Inc. and certain stockholders of Metrocall, Inc., listed therein.(d)
 10.5      Agreement dated May 16, 1996, among Metrocall, Inc. and Ray D. Russenberger and
           Elliott H. Singer regarding voting for director.(d)
 10.6      Employment Agreement between Metrocall, Inc. and Vincent D. Kelly.(e)
 10.7      Employment Agreement between Metrocall, Inc. and William L. Collins, III.(e)
 10.8      Employment Agreement between Metrocall, Inc. and Steven D. Jacoby.(e)
 10.9      Agreement and Plan of Merger entered into effective the 26th date of April, 1996 between A+ Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc.,
           Advanced Cellular Telephone, Inc., Leroy Faith Sr. and Eddie Ray Faith, DeWayne
           Faith and Leroy Faith Jr.(e)
 10.10     Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
           Ray D. Russenberger.(d)
 10.11     Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
           Elliott H. Singer.(d)
 10.12     Employment Agreement dated May 16, 1996, between Metrocall, Inc. and Charles A.
           Emling.(d)
 10.13     Change of Control Agreement between Metrocall, Inc. and Vincent D. Kelly.(e)
 10.14     Change of Control Agreement between Metrocall, Inc. and William L. Collins, III.(e)
 10.15     Change of Control Agreement between Metrocall, Inc. and Steven D. Jacoby.(e)
 10.16     Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway
           Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated
           February 26, 1996.(f)

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
 10.17     Assets Purchase by and among O.R. Estman, Inc., d/b/a Satellite Paging, Dana Paging,
           Inc., d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D.
           Bloomgren and Metrocall, Inc., dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(f)
 10.18     Amendment to Asset Purchase Agreement dated as of August 30, 1996, by and among O.R.
           Estman, Inc., d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message Network,
           Bertram M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc.(g)
 10.19     Amended and Restated 1993 Stock Option Plan of Metrocall.(h)
 10.20     Directors' Stock Option Plan, as amended.(i)
 10.21     Metrocall 1996 Stock Option Plan, as amended.(i)
 10.23     Metrocall Employee Stock Purchase Plan.(o)
 10.24     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant dated April 14, 1994.(j)
 10.25     Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and
           Beacon Communications Associates, Ltd.(k)
 10.26     Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr.,
           Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock.(e)
 10.27     Metrocall Savings and Retirement Plan, as amended and restated, dated April 1,
           1995.(d)
 10.28     Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as
           "Documentation Agent," the First National Bank of Boston as "Syndication Agent," the
           Toronto Dominion Bank and the First National Bank of Boston as "Managing Agents,"
           and Toronto-Dominion (Texas), Inc. as "Administrative Agent".(l)
 10.30     Variable Common Rights Agreement between Metrocall, Inc. and First Union National
           Bank of Virginia, Rights Agent, dated as of November 15, 1996, including Form of
           Certificate representing Variable Common Rights.(q)
 10.31     Unit Purchase Agreement dated as of November 15, 1996, among Metrocall, Inc. and
           Certain Purchasers.(n)
 10.32     Warrant Agreement dated as of November 15, 1996, between Metrocall, Inc. and the
           First National Bank of Boston, Warrant Agent.(n)
 11.1      Statement re computation of per share earnings.
 21.1      Subsidiaries of Metrocall, Inc.
 27.1      Financial Data Schedule.

---------------

(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.

(b) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1997.

(c) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(d)  Incorporated by reference to Metrocall, Inc. Tender Offer Statement on
     Schedule 14D-1, filed with the Commission on May 22, 1996.

(e) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.

(f) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 15, 1996.

(g) Incorporated by reference to Metrocall's Periodic Report on Form 8-K filed with the Commission on September 13, 1996, as amended October 1, 1996.

(h) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.

(i) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 7, 1997.

(j) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(k) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

(l) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended (File No. 333-13123), filed with the Commission on October 1, 1996.

(m) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.

(n) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(o) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 1, 1996.

(p) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

(q) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Commission on May 9, 1997.

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1997                     METROCALL, INC.

                                                 /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                     Vincent D. Kelly
                                                 Chief Financial Officer,
                                          Treasurer and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
  2.1      Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
           Page America of New York, Inc., Page America of Illinois, Inc., Page America
           Communications of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively
           "Page America") and Metrocall, Inc. ("Metrocall") dated as of January 30, 1997.(a)
  2.2      Amendment to Asset Purchase Agreement by and among page America and Metrocall dated as of March 28, 1997.(a)
  3.1      Amended and Restated Certificate of Incorporation of Metrocall (the "Certificate"),
           as amended.(b)
  3.2      Certificate of Amendment to the Certificate dated May 8, 1997.(b)
  3.3      Fifth Amended and Restated Bylaws of Metrocall.(p)
  4.1      Indenture, including form of 10 3/8% Senior Subordinated Notes due 2007.(c)
  4.2      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+
           Notes") dated October 24, 1995.(m)
  4.3      First Supplemental Indenture dated November 14, 1996, for A+ Notes.(p)
  4.4      Second Supplemental Indenture dated November 14, 1996, for A+ Notes.(p)
 10.1      Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall, Inc. and
           A+ Network, Inc.(d)
 10.2      Amendment to Agreement and Plan of Merger dated as of May 16, 1996, between
           Metrocall, Inc., and A+ Network, Inc.(e)
 10.3      Shareholders' Option and Sale Agreement dated as of May 16, 1996, between Metrocall,
           Inc. and certain shareholders of A+ Network, Inc. listed therein.(d)
 10.4      Metrocall Stockholders Voting Agreement dated as of May 16, 1996, between A+
           Network, Inc. and certain stockholders of Metrocall, Inc., listed therein.(d)
 10.5      Agreement dated May 16, 1996, among Metrocall, Inc. and Ray D. Russenberger and
           Elliott H. Singer regarding voting for director.(d)
 10.6      Employment Agreement between Metrocall, Inc. and Vincent D. Kelly.(e)
 10.7      Employment Agreement between Metrocall, Inc. and William L. Collins, III.(e)
 10.8      Employment Agreement between Metrocall, Inc. and Steven D. Jacoby.(e)
 10.9      Agreement and Plan of Merger entered into effective the 26th date of April, 1996 between A+ Network, Inc. ("ACOM"), a Louisiana corporation to be formed as a wholly-owned subsidiary of ACOM, Radio and Communications Consultants, Inc.,
           Advanced Cellular Telephone, Inc., Leroy Faith Sr. and Eddie Ray Faith, DeWayne
           Faith and Leroy Faith Jr.(e)
 10.10     Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
           Ray D. Russenberger.(d)
 10.11     Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall, Inc. and
           Elliott H. Singer.(d)
 10.12     Employment Agreement dated May 16, 1996, between Metrocall, Inc. and Charles A.
           Emling.(d)
 10.13     Change of Control Agreement between Metrocall, Inc. and Vincent D. Kelly.(e)
 10.14     Change of Control Agreement between Metrocall, Inc. and William L. Collins, III.(e)
 10.15     Change of Control Agreement between Metrocall, Inc. and Steven D. Jacoby.(e)
 10.16     Agreement of Merger by and among Metrocall, Inc., PPI Acquisition Corp., Parkway
           Paging, Inc. certain shareholders of Parkway Paging, Inc., and George W. Bush, dated
           February 26, 1996.(f)

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
 10.17     Assets Purchase by and among O.R. Estman, Inc., d/b/a Satellite Paging, Dana Paging,
           Inc., d/b/a Message Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D.
           Bloomgren and Metrocall, Inc., dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(f)
 10.18     Amendment to Asset Purchase Agreement dated as of August 30, 1996, by and among O.R.
           Estman, Inc., d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message Network,
           Bertram M. Wachtel, Edward R. Davalos and Kevan D. Bloomgren, and Metrocall, Inc.(g)
 10.19     Amended and Restated 1993 Stock Option Plan of Metrocall.(h)
 10.20     Directors' Stock Option Plan, as amended.(i)
 10.21     Metrocall 1996 Stock Option Plan, as amended.(i)
 10.23     Metrocall Employee Stock Purchase Plan.(o)
 10.24     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant dated April 14, 1994.(j)
 10.25     Lease Agreement dated December 20, 1983, between a predecessor of Metrocall and
           Beacon Communications Associates, Ltd.(k)
 10.26     Tax Indemnification Agreement by and among Metrocall, Harry L. Brock, Jr.,
           Christopher A. Kidd, Vincent D. Kelly and Suzanne S. Brock.(e)
 10.27     Metrocall Savings and Retirement Plan, as amended and restated, dated April 1,
           1995.(d)
 10.28     Amended and Restated Loan Agreement among Metrocall, Inc., the Toronto-Dominion Bank and the First National Bank of Boston, with the Toronto-Dominion Bank as
           "Documentation Agent," the First National Bank of Boston as "Syndication Agent," the
           Toronto Dominion Bank and the First National Bank of Boston as "Managing Agents,"
           and Toronto-Dominion (Texas), Inc. as "Administrative Agent".(l)
 10.30     Variable Common Rights Agreement between Metrocall, Inc. and First Union National
           Bank of Virginia, Rights Agent, dated as of November 15, 1996, including Form of
           Certificate representing Variable Common Rights.(q)
 10.31     Unit Purchase Agreement dated as of November 15, 1996, among Metrocall, Inc. and
           Certain Purchasers.(n)
 10.32     Warrant Agreement dated as of November 15, 1996, between Metrocall, Inc. and the
           First National Bank of Boston, Warrant Agent.(n)
 11.1      Statement re computation of per share earnings.
 21.1      Subsidiaries of Metrocall, Inc.
 27.1      Financial Data Schedule.

---------------

(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.

(b) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q filed with the Commission on May 15, 1997.

(c) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(d)  Incorporated by reference to Metrocall, Inc. Tender Offer Statement on
     Schedule 14D-1, filed with the Commission on May 22, 1996.

(e) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.

(f) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 15, 1996.

(g) Incorporated by reference to Metrocall's Periodic Report on Form 8-K filed with the Commission on September 13, 1996, as amended October 1, 1996.

(h) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1993, filed with the Commission on July 21, 1994.

(i) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 7, 1997.

(j) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(k) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

(l) Incorporated by reference to Metrocall's Registration Statement on Form S-3, as amended (File No. 333-13123), filed with the Commission on October 1, 1996.

(m) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc. as amended (File No. 33-95208), filed with the Commission on September 18, 1995.

(n) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(o) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders to be held on May 1, 1996.

(p) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

(q) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Commission on May 9, 1997.