Form 10-Q/A
period 1997-06-30
METROCALL INC
filed 1997-08-22
CIK 906525

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


                                AMENDMENT NO. 1


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     CLASS                           OUTSTANDING AT AUGUST 1, 1997
    ----------------------------------------    ----------------------------------------
          Common Stock, $.01 par value                         29,146,436

================================================================================

                        METROCALL, INC. AND SUBSIDIARIES


     The Registrant hereby amends Item 1 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, to correct an arithmetical error in the Condensed Consolidated Statement of Cash Flows. For convenience, the Quarterly Report is restated in full.


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

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1996        1997
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................   $(18,646)   $(24,052)
  Adjustments to reconcile net loss to net cash provided by operating
     activities-- Depreciation and amortization.........................     25,098      43,549
     Amortization of debt financing costs...............................        176         498
     Decrease in deferred income taxes..................................       (343)     (2,692)
     Write-off of deferred acquisition costs............................        388          --
     Equity in loss of A+ Network, Inc. ................................        153          --
  Cash provided by (used in) changes in assets and liabilities, net of effect of acquisitions and dispositions:
     Accounts receivable................................................     (1,002)     (6,566)
     Prepaid expenses and other current assets..........................       (113)     (1,016)
     Accounts payable...................................................      8,068       3,196
     Deferred revenues and subscriber deposits..........................        809       1,679
     Other current liabilities..........................................       (665)       (298)
                                                                           --------    --------
          Net cash provided by operating activities.....................     13,923      14,298
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired......................         --        (798)
  Proceeds from sale of telemassaging operations........................         --      10,300
  Purchases of property and equipment, net..............................    (39,065)    (32,501)
  Additions to intangibles..............................................    (35,265)       (678)
  Equity investment in A+ Network, Inc. ................................    (13,671)         --
  Other.................................................................          3        (297)
                                                                           --------    --------
          Net cash used in investing activities.........................    (87,998)    (23,974)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................................         --      20,000
  Principal payments on long-term debt..................................       (122)       (650)
  Net proceeds from issuance of common stock............................         --         146
  Increase in minority interest in partnership..........................         --          12
                                                                           --------    --------
          Net cash (used in) provided by financing activities...........       (122)     19,508
                                                                           --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................    (74,197)      9,832
CASH AND CASH EQUIVALENTS, beginning of period..........................    123,574      10,917
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period................................   $ 49,377    $ 20,749
                                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest............................................   $  7,956    $ 13,024
  Cash payments for income taxes........................................   $    236    $    527


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

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED JUNE
                                                        JUNE 30,                    30,
                                                 -----------------------   -----------------------
                                                   1996          1997         1996         1997
                                                 ---------     ---------   ---------    ----------
    REVENUES:
      Service, rent and maintenance...........        95.9%        95.6%        94.9%        96.1%
      Product sales...........................        26.7         16.4         25.6         15.0
                                                 ---------     ---------   ---------    ---------
           Total revenues.....................       122.6        112.0        120.5        111.1
      Net book value of products sold.........       (22.6)       (12.0)       (20.5)       (11.1)
                                                 ---------     ---------   ---------    ---------
                                                     100.0        100.0        100.0        100.0
    OPERATING EXPENSES:
      Service, rent and maintenance
         expenses.............................        31.8         29.0         32.1         28.7
      Selling and marketing...................        20.7         20.7         19.4         20.2
      General and administrative..............        26.5         23.4         24.7         24.2
      Depreciation and amortization...........        52.1         36.4         48.8         35.3
                                                 ---------     ---------   ---------    ---------
           Total operating expenses...........       131.1        109.5        125.0        108.4
                                                 ---------    ---------    ---------    ---------
           Loss from operations...............       (31.1)        (9.5)       (25.0)        (8.4)
    Interest and other income.................         4.4          0.2          4.9           --
    Interest expense..........................       (16.0)       (12.5)       (16.3)       (12.9)
                                                 ---------    ---------    ---------    ---------
    Loss before income tax benefit............       (42.7)       (21.8)       (36.4)       (21.3)
    Income tax benefit........................         0.8          2.2          0.2          1.8
                                                 ---------    ---------    ---------    ---------
           Net loss...........................       (41.9)       (19.6)       (36.2)       (19.5)
    Preferred dividends.......................          --         (2.6)          --         (2.6)
                                                 ---------    ---------    ---------    ---------
           Loss attributable to common
              stockholders....................       (41.9)%      (22.2)%      (36.2)%      (22.1)%
                                                 =========    =========    =========    =========
    Units in service (end of period)..........   1,109,647    2,332,006    1,109,647    2,332,006
    EBITDA (in thousands)(1)..................   $   5,514    $  16,889    $  12,235    $  33,179
    Ratio of EBITDA to net revenues(1)........        21.1%        26.9%        23.8%        26.9%
    ARPU(2)...................................   $    7.89    $    8.44    $    7.93    $    8.36
    Average monthly operating cost per
      unit(3).................................   $    6.49    $    6.59    $    6.36    $    6.50

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


Date: August 22, 1997                     METROCALL, INC.


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