Form 10-Q
period 1997-09-30
METROCALL INC
filed 1997-11-14
CIK 906525

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     CLASS                          OUTSTANDING AT NOVEMBER 13, 1997
    ----------------------------------------    ----------------------------------------
          Common Stock, $.01 par value                         29,112,998

================================================================================

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.        FINANCIAL INFORMATION
  Item 1.      Financial Statements
               Condensed Consolidated Balance Sheets, December 31, 1996 and September
                 30, 1997.............................................................      3
               Condensed Consolidated Statements of Operations for the three months
                 ended September 30, 1996 and 1997....................................      4
               Condensed Consolidated Statements of Operations for the nine months
                 ended September 30, 1996 and 1997....................................      5
               Condensed Consolidated Statement of Stockholders' Equity for the nine
                 months ended September 30, 1997......................................      6
               Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1996 and 1997....................................      7
               Notes to Condensed Consolidated Financial Statements...................      8
  Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                 of Operations........................................................     15

PART II.       OTHER INFORMATION
  Item 1.      Legal Proceedings......................................................     24
  Item 2.      Changes in Securities..................................................     24
  Item 3.      Defaults Upon Senior Securities........................................     24
  Item 4.      Submission of Matters to a Vote of Security Holders....................     24
  Item 5.      Other Information......................................................     24
  Item 6.      Exhibits and Reports on Form 8-K.......................................     24

SIGNATURES............................................................................     28

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                           DECEMBER 31,    SEPTEMBER 30,
                                                                                               1996            1997
                                                                                           ------------    -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................................     $ 10,917        $  15,851
  Accounts receivable, less allowance for doubtful accounts of $2,961 as of December 31,
    1996 and $2,461 as of September 30, 1997............................................       20,906           26,288
  Prepaid expenses and other current assets.............................................        5,681            8,007
                                                                                             --------         --------
        Total current assets............................................................       37,504           50,146
                                                                                             --------         --------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements............................................       12,694           16,058
  Furniture, office equipment and vehicles..............................................       29,742           41,038
  Paging and plant equipment............................................................      188,236          211,291
  Less -- Accumulated depreciation and amortization.....................................      (77,260)        (105,192)
                                                                                             --------         --------
                                                                                              153,412          163,195
                                                                                             --------         --------
INTANGIBLE ASSETS, net of accumulated amortization of approximately $20,926 as of
  December 31, 1996 and $47,747 as of September 30, 1997................................      452,639          491,221
OTHER ASSETS............................................................................        3,023            1,718
                                                                                             --------         --------
TOTAL ASSETS............................................................................     $646,578        $ 706,280
                                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt..................................................     $    700              926
  Accounts payable......................................................................       17,194           19,078
  Accrued expenses and other current liabilities........................................       18,940           23,452
  Deferred revenues and subscriber deposits.............................................        7,937            7,814
                                                                                             --------         --------
        Total current liabilities.......................................................       44,771           51,270
CAPITAL LEASE OBLIGATIONS, net of current portion.......................................        3,244            4,500
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current maturities.......................      171,314          226,999
SENIOR SUBORDINATED NOTES, due 2005 and 2007............................................      152,534          152,534
DEFERRED INCOME TAX LIABILITY...........................................................       76,687           73,894
MINORITY INTEREST IN PARTNERSHIP........................................................          499              510
                                                                                             --------         --------
        Total liabilities...............................................................      449,049          509,707
                                                                                             --------         --------
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par value $.01 per share; 810,000 shares authorized; 159,600 and 170,772 shares issued and outstanding as of December
  31, 1996 and September 30, 1997, respectively, and a liquidation preference of $40,598
  and $44,934 at December 31, 1996 and September 30, 1997, respectively.................       31,231           36,041
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share;
  9,000 shares authorized; none and 1,500 shares issued and outstanding as of December
  31, 1996 and September 30, 1997, and a liquidation preference of $0 and $15,525 at
  December 31, 1996 and September 30, 1997, respectively................................           --           15,525
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued
    and outstanding.....................................................................           --               --
  Common stock, par value $.01 per share; authorized 60,000,000 shares; 24,521,135 and
    29,112,998 shares issued and outstanding as of December 31, 1996 and September 30,
    1997, respectively..................................................................          245              291
  Additional paid-in capital............................................................      262,827          284,731
  Accumulated deficit...................................................................      (96,774)        (140,015)
                                                                                             --------         --------
        Total stockholders' equity......................................................      166,298          145,007
                                                                                             --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................     $646,578        $ 706,280
                                                                                             ========         ========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ------------------------
                                                                           1996          1997
                                                                        ----------    ----------
REVENUES:
  Service, rent and maintenance revenues.............................   $   30,624    $   64,701
  Product sales......................................................        5,998        10,318
                                                                        ----------    ----------
          Total revenues.............................................       36,622        75,019
  Net book value of products sold....................................       (4,986)       (7,642)
                                                                        ----------    ----------
                                                                            31,636        67,377
                                                                        ----------    ----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses.............................        9,799        20,907
  Selling and marketing..............................................        6,006        13,512
  General and administrative.........................................        7,661        14,694
  Depreciation and amortization......................................       15,288        23,468
                                                                        ----------    ----------
                                                                            38,754        72,581
                                                                        ----------    ----------
          Loss from operations.......................................       (7,118)       (5,204)
INTEREST AND OTHER INCOME (EXPENSE)..................................           97          (121)
INTEREST EXPENSE.....................................................       (5,196)       (9,856)
MINORITY INTEREST IN LOSS OF INVESTMENTS.............................       (2,269)           --
                                                                        ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT.......................................      (14,486)      (15,181)
INCOME TAX BENEFIT...................................................          171         1,345
                                                                        ----------    ----------
          Net loss...................................................      (14,315)      (13,836)
PREFERRED DIVIDENDS..................................................           --        (2,184)
                                                                        ----------    ----------
          Loss attributable to common stockholders...................   $  (14,315)   $  (16,020)
                                                                         =========     =========
Loss per share attributable to common stockholders...................   $    (0.94)   $    (0.55)
                                                                         =========     =========
Weighted-average common shares outstanding...........................   15,161,923    29,076,710
                                                                         =========     =========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ------------------------
                                                                           1996          1997
                                                                        ----------    ----------
REVENUES:
  Service, rent and maintenance revenues.............................   $   79,453    $  183,237
  Product sales......................................................       19,155        28,832
                                                                        ----------    ----------
          Total revenues.............................................       98,608       212,069
  Net book value of products sold....................................      (15,546)      (21,324)
                                                                        ----------    ----------
                                                                            83,062       190,745
                                                                        ----------    ----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses.............................       26,297        56,347
  Selling and marketing..............................................       15,998        38,425
  General and administrative.........................................       20,363        44,530
  Depreciation and amortization......................................       40,385        67,017
                                                                        ----------    ----------
                                                                           103,043       206,319
                                                                        ----------    ----------
          Loss from operations.......................................      (19,981)      (15,574)
INTEREST AND OTHER INCOME (EXPENSE)..................................        2,760           (61)
INTEREST EXPENSE.....................................................      (13,596)      (25,763)
MINORITY INTEREST IN LOSS OF INVESTMENTS.............................       (2,422)           --
                                                                        ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT.......................................      (33,239)      (41,398)
INCOME TAX BENEFIT...................................................          279         3,510
                                                                        ----------    ----------
          Net loss...................................................   $  (32,960)      (37,888)
PREFERRED DIVIDENDS..................................................           --        (5,353)
                                                                        ----------    ----------
          Loss attributable to common stockholders...................   $  (32,960)   $  (43,241)
                                                                        ==========    ==========
Loss per share attributable to common stockholders...................   $    (2.23)   $    (1.64)
                                                                        ==========    ==========
Weighted-average common shares outstanding...........................   14,806,114    26,358,780
                                                                        ==========    ==========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                  COMMON STOCK
                                              --------------------    ADDITIONAL
                                                SHARES        PAR      PAID-IN     ACCUMULATED
                                              OUTSTANDING    VALUE     CAPITAL      DEFICIT       TOTAL
                                              -----------    -----    ---------    ----------    --------
BALANCE, December 31, 1996.................    24,521,135    $ 245    $ 262,827    $  (96,774)   $166,298
Issuance of shares in employee stock
  purchase plan............................       109,747        1          429            --         430
Adjustment to consideration for 1996
  acquisition..............................        74,085        1         (213)           --        (212)
Issuance of common stock in the acquisition
  of Radio and Communications Consultants,
  Inc. and Advanced Cellular Telephone,
  Inc......................................       494,279        5        2,899            --       2,904
Issuance of common stock in the acquisition
  of Page America Group, Inc...............     3,911,856       39       18,787            --      18,826
Issuance of shares under option
  agreement................................         1,896       --            2            --           2
Preferred dividends........................            --       --           --        (5,353)     (5,353)
Net loss...................................            --       --           --       (37,888)    (37,888)
                                              -----------    -----    ---------    ----------    --------
BALANCE, September 30, 1997................    29,112,998    $ 291    $ 284,731    $ (140,015)   $145,007
                                                =========     ====     ========     =========    ========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          ---------------------
                                                                            1996         1997
                                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................   $ (32,960)   $(37,888)
  Adjustments to reconcile net loss to net cash provided by operating
     activities-- Depreciation and amortization........................      40,385      67,017
     Amortization of debt financing costs..............................         480         776
     Decrease in deferred income taxes.................................        (503)     (4,047)
     Write-off of deferred acquisition costs...........................         388          --
     Minority interest in loss of investments..........................       2,422          --
     Deferred debt financing costs.....................................      (4,496)     (1,339)
  Cash provided by (used in) changes in assets and liabilities, net of effect of acquisitions and dispositions:
     Accounts receivable...............................................          80      (5,315)
     Prepaid expenses and other current assets.........................          51      (1,946)
     Accounts payable..................................................       9,846         888
     Deferred revenues and subscriber deposits.........................        (420)     (1,486)
     Other current liabilities.........................................       2,581       2,025
                                                                           --------    --------
          Net cash provided by operating activities....................      17,854      18,685
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired.....................     (29,440)    (25,255)
  Proceeds from sale of telemessaging operations.......................          --      10,650
  Purchases of property and equipment, net.............................     (58,482)    (54,400)
  Additions to intangibles.............................................     (67,584)     (1,042)
  Equity investments...................................................     (27,245)         --
  Other................................................................        (981)        798
                                                                           --------    --------
          Net cash used in investing activities........................    (183,732)    (69,249)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.........................................      52,700      56,000
  Principal payments on long-term debt.................................        (267)       (945)
  Net proceeds from issuance of common stock...........................         115         432
  Increase in minority interest in partnership.........................          (1)         11
                                                                           --------    --------
          Net cash provided by financing activities....................      52,547      55,498
                                                                           --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................    (113,331)      4,934
CASH AND CASH EQUIVALENTS, beginning of period.........................     123,574      10,917
                                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period...............................   $  10,243    $ 15,851
                                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest...........................................   $   9,700    $ 18,105
  Cash payments for income taxes.......................................   $     236    $    537

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.  ORGANIZATION AND RISK FACTORS

     Metrocall, Inc. ("Metrocall" or the "Company") provides local, regional and nationwide paging and other wireless messaging services. The Company's selling efforts are concentrated in six operating regions: (i) the Northeast (Massachusetts through Delaware), (ii) the Mid-Atlantic (Maryland, Virginia and the Washington, D.C. metropolitan area), (iii) the Southeast (including Virginia, the Carolinas, Georgia, Florida, Alabama, Louisiana, Mississippi and Tennessee), (iv) the Southwest (primarily Texas), (v) the Midwest (primarily Illinois and Indiana), and (vi) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage to over 1,000 cities representing the top 100 Standard Metropolitan Statistical Areas.

  Risks and Other Important Factors

     The Company sustained net losses of $2.4 million, $20.1 million, $49.1 million, and $37.9 million for each of the years ended December 31, 1994, 1995, 1996 and the nine months ended September 30, 1997, respectively. The Company's loss from operations for the nine months ended September 30, 1997 was $15.6 million. In addition, at September 30, 1997, the Company had an accumulated deficit of approximately $140.0 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At September 30, 1997, the Company had incurred approximately $385.0 million in total long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of September 30, 1997, approximately $69.2 million of additional borrowings were available to the Company under its credit facility. Subsequent to September 30, 1997, the Company issued $200.0 million in senior subordinated debt, the net proceeds of which were used to repay indebtedness under the credit facility. See "Note
9 -- Subsequent Events." The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility.

     The Company is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition and regulation.

2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K, as amended. The results of operations for the three and nine-month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

                        METROCALL, INC. AND SUBSIDIARIES

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

  Prepaid Expenses and Other Current Assets

     Pursuant to the Telecommunications Act of 1996 and consistent with the Federal Communications Commission's ("FCC") local transport rules, the Company has ceased paying local exchange carriers ("LECs") in the Company's various service areas for any facilities used by those LECs to transport local calls to the Company's local paging networks. The Company has also notified the LECs that it expects to receive credit from each LEC, for any such local transport charges assessed against the Company by that LEC since November 1, 1996, the effective date for the FCC's rules governing local transport. As of December 31, 1996 and September 30, 1997, the Company had recorded credits receivable from the LECs related to such local transport charges of $1.0 million and $3.5 million, respectively. These LEC receivables have been classified as Prepaid Expenses and Other Current Assets in the accompanying balance sheets as of December 31, 1996 and September 30, 1997.

  Long-Lived Assets

     Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is

                        METROCALL, INC. AND SUBSIDIARIES

3. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company has determined that there has been no permanent impairment in the carrying value of long-lived assets reflected in the accompanying balance sheet.

     Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC recorded in the acquisitions of FirstPAGE USA, Inc. and MetroPaging, Inc. from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for the three and nine-month periods ended September 30, 1997 by approximately $650,000 and $1.95 million, respectively.

  Reclassifications

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period's presentation.

4.  LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Loss per share attributable to common stockholders for the three and nine-month periods ended September 30, 1996 and 1997, is based upon the weighted-average number of common equivalent shares outstanding during the period. The effect of outstanding options and warrants on loss per share attributable to common stockholders for the three and nine-month periods ended September 30, 1996 and 1997, is not included because such options and warrants would be antidilutive.

  New Accounting Pronouncement

     On March 3, 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for reporting periods ending after December 15, 1997, and when adopted, it will require restatement of prior periods' earnings per share.

     Since the effect of outstanding options, warrants and other rights to acquire common stock is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that Statement 128 will have an impact upon historical net loss per share as reported.

5.  RECENT AND PENDING ACQUISITIONS

  Radio and Communications Consultants, Inc. and Advanced Cellular Telephone,
Inc.

     On February 5, 1997, the Company acquired 100% of the outstanding common stock of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC") by means of a merger with Metrocall of Shreveport, Inc., a wholly owned subsidiary of Metrocall formed to effect the merger with RCC. The merger was financed through the issuance of 494,279 shares of the Company's common stock, approximately $800,000 in cash and assumed liabilities of approximately $200,000. The Company also recorded a deferred tax liability of approximately $1.3 million in connection with this transaction. The RCC acquisition has been accounted for as a purchase for financial accounting purposes.

                        METROCALL, INC. AND SUBSIDIARIES

5.  RECENT AND PENDING ACQUISITIONS -- (CONTINUED)
  Page America Group, Inc.

     On July 1, 1997, the Company acquired substantially all the assets of Page America Group, Inc. and subsidiaries ("Page America"). The total purchase price of approximately $63.7 million included consideration of approximately $25.0 million in cash, 1,500 shares of Series B Junior Convertible Preferred Stock (see Note 6) having a value upon liquidation of $15.0 million, 3,997,458 shares of Metrocall common stock (subsequently reduced to 3,911,856 shares) and assumed liabilities and transaction fees and expenses of approximately $4.9 million. The cash portion of the purchase price including fees and expenses was funded through borrowings under the Company's credit facility. The Page America acquisition has been accounted for as a purchase for financial reporting purposes.

  ProNet Inc.

     The Company and ProNet Inc. ("ProNet") have entered into a merger agreement dated August 8, 1997, whereby ProNet will be merged with and into the Company. Under the terms of the merger agreement, the Company will issue 0.90 shares of Metrocall common stock for each share of ProNet common stock, subject to adjustment based on certain defined operating performance criteria and debt and pager inventory targets. In connection with the merger, the Company will assume ProNet's 11 7/8% senior subordinated notes due 2005 totaling $100.0 million and expects to refinance indebtedness outstanding under ProNet's credit facility with borrowings under the Company's own credit facility. The Company expects the merger will be accounted for as a purchase for financial reporting purposes. The merger is subject to approval by the FCC and each company's stockholders.

6.  STOCK AND STOCK RIGHTS

  Capital Stock

     The authorized capital stock of Metrocall consists of 60,000,000 shares of common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value $0.01 per share, of which 810,000 shares have been designated as Series A Convertible Preferred Stock ("Series A Preferred") and 9,000 shares have been designated Series B Junior Convertible Preferred Stock ("Series B Preferred"). On August 6, 1997, the Board of Directors approved, subject to stockholder approval, an increase in the number of authorized shares of common stock to 80,000,000.

  Series A Preferred

     On November 15, 1996, the Company issued 159,600 shares of Series A Preferred, together with warrants, discussed below, for $39.9 million. Each share of Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of the Company's common stock and Series B Preferred Stock equal to the stated value. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semiannually on May 15 and November 15 in cash or in additional shares of Series A Preferred, at the Company's option. Preferred dividends for the Series A Preferred accrued for the three and nine-month periods ended September 30, 1997 were approximately $1.5 million and $4.3 million, respectively. Effective May 15, 1997, the Company paid dividends on the Series A Preferred totaling 11,172 shares of additional Series A Preferred. Accrued but unpaid dividends on the Series A Preferred at September 30, 1997 were approximately $2.2 million.

     In connection with the Series A Preferred, the Company issued warrants to purchase the Company's common stock. Each warrant represents the right of the holder to purchase 18.266 shares of common stock or an aggregate of 2,915,254 shares. The exercise price is $7.40 per share. The warrants expire November 15, 2001. The total value allocated to the warrants for financial reporting purposes, $7.9 million or $2.70 per share,

                        METROCALL, INC. AND SUBSIDIARIES

6.  STOCK AND STOCK RIGHTS -- (CONTINUED)
is being accreted over the term of the Series A Preferred as preferred dividends. These amounted to approximately $164,000 and $492,000 for the three and nine-month periods ended September 30, 1997, respectively.

  Series B Preferred

     In connection with the Page America transaction (see Note 5), the Board of Directors authorized the designation of 9,000 shares of preferred stock as Series B Preferred. The Company issued 1,500 shares of Series B Preferred on July 1, 1997. Each share of Series B Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred but senior to the shares of Metrocall common stock, equal to its stated value. The Series B Preferred carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series B Preferred, at the Company's option. Preferred dividends accrued for the Series B Preferred for the period from issuance to September 30, 1997, were approximately $525,000 which were unpaid at September 30, 1997. Under the terms of the Series B Preferred, 25% of the outstanding shares of Series B Preferred became convertible into common stock at a conversion price of approximately $6.61 per share. Additional shares of Series B Preferred will be convertible at the rate of 25% of the outstanding shares on each of December 1, 1997, March 1, 1998 and June 1, 1998.

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

     During the nine months ended September 30, 1997, the Board of Directors approved grants of options to purchase 679,000 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $4.50 to $6.00 per share with a weighted-average exercise price of $5.97 per share. All options were granted with exercise prices equal to or greater than the fair market value on the date of grant.

  Employee Stock Purchase Plan

     On May 1, 1996, the stockholders of the Company approved the Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), which offers eligible employees the opportunity to purchase an aggregate of 300,000 shares of Metrocall common stock through payroll deductions. Each eligible employee may elect to purchase shares of Metrocall common stock at the lesser of 85% of the fair market value of Metrocall common stock on either the first or last trading day for each payroll deduction period. On January 1, 1997, the Company issued 34,770 shares of Metrocall common stock under the Stock Purchase Plan with a purchase price of approximately $4.14 per share. For the payroll deduction period ended June 30, 1997, the Company issued 74,977 shares of common stock effective July 1, 1997 with a purchase price of approximately $3.80 per share. On November 5, 1997, the Board of Directors approved, subject to stockholder approval, an increase in the number of shares available under the Stock Purchase Plan to 1,000,000, and certain other changes.

                        METROCALL, INC. AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES

  Legal and Regulatory Matters

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or results of operations of the Company.

     In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1.0 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to complete the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois, claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80.0 million. The Company removed this action to the United States District Court for the Northern District of Illinois. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action. The Company has denied the claim and asserted affirmative defenses and counterclaims based on misrepresentations and breaches of contract by Source One. The period for fact discovery has closed; trial is not expected before January 1998.

8.  SALE OF TELEMESSAGING ASSETS

     On May 9, 1997, the Company completed the sale of the assets of the telemessaging business acquired in the merger with A+ Network in November 1996 pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") between Metrocall and Procommunications, Inc. dated April 30, 1997. Pursuant to the terms of the Purchase Agreement, the Company received proceeds totaling $11.0 million in cash. For the period from January 1, 1997 through the date of disposition, the telemessaging business generated net revenues of approximately $3.7 million and operating income of approximately $0.1 million. No gain or loss was recognized upon the sale for financial reporting purposes as net assets sold approximate the net proceeds received.

9.  SUBSEQUENT EVENTS

  Senior Subordinated Notes

     On October 21, 1997, the Company sold $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "Notes") in a private placement (the "Notes Offering"). The Notes bear interest, payable semi-annually on January 15 and July 15, at a rate of 9.75% per year and mature on November 1, 2007. The Notes are callable beginning November 1, 2002. The Notes are unsecured obligations of the Company, subordinated to all present and future senior indebtedness of the Company. The Company used the net proceeds from the Notes Offering, approximately $193.0 million, to repay outstanding indebtedness under its credit facility. The Company has agreed to certain registration rights with respect to the Notes. If the Notes are not exchanged for a registered series of notes with identical terms, or a shelf registration statement does not become effective with respect to such notes, by April 21, 1998, the interest on the Notes will increase by .5% per annum until registration is completed.

     The Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The Notes may be redeemed, in whole or in part, at any time on or after November 1, 2002, at the option of the Company. The following redemption prices, plus any accrued and unpaid interest to, but not including,

                        METROCALL, INC. AND SUBSIDIARIES

9.  SUBSEQUENT EVENTS -- (CONTINUED)
the applicable redemption date, are applicable to any optional redemption of the Notes by the Company during the 12-month period beginning on November 1 of the years indicated below:

                                       YEAR                      PERCENTAGE
                    ------------------------------------------   ----------
                    2002......................................     104.8750%
                    2003......................................     102.4375
                    2004 and thereafter.......................     100.0000

     In the event of a change of control of the Company, as defined, each holder of the Notes will have the right, at such holder's option, to require the Company to repurchase that holder's Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

  Senior Secured Credit Facility

     Concurrent with the Notes Offering discussed above, the Company and its bank lenders executed an amended and restated credit agreement on October 21, 1997. In addition to restructuring available borrowings, the amended and restated credit agreement includes approval of the ProNet merger. Under the amended and restated credit agreement, subject to certain conditions, the Company may borrow up to $300.0 million under two loan facilities. The first facility is a $175.0 million reducing revolving credit facility, and the second facility is a $125.0 million reducing credit facility of which $75.0 million can be borrowed only to refinance ProNet bank debt in connection with the ProNet merger. At October 21, 1997, after application of the net proceeds from the Notes Offering, a total of approximately $50.9 million was outstanding under the credit facility. The credit facility has a remaining term of seven years and is secured by substantially all the assets of the Company. Required quarterly repayments begin on March 31, 2000 through December 31, 2004.

     The amended and restated credit facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed
6.0 to 1.0 through December 31, 1998 and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each cash, as such terms are defined in the agreement relating to the amended and restated credit facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by the Company during the term of the credit facility. The credit facility also prohibits certain changes in ownership control of the Company, as defined, during the term of the credit facility.

     In connection with amendments during the three-month period ended September 30, 1997, and the amended and restated credit facility, discussed above, the Company paid fees to its bank lenders of approximately $1.3 million. These fees have been deferred and will be amortized over the remaining term of the credit facility as interest expense.

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

OVERVIEW

     Metrocall is currently the fifth largest paging company in the United States based on number of subscribers, with approximately 2,633,544 pagers in service. For the quarter ended September 30, 1997, the Company added 301,538 total subscribers to its base of pagers in service through internal growth and the acquisition of substantially all the assets of Page America Group, Inc. ("Page America"). The Page America acquisition added 198,625 subscribers in the Northeast and Midwest regions. On February 5, 1997, the Company completed the acquisition of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC"), affiliated paging companies operating in the Shreveport, Louisiana market. The results of operations for the three and nine months ended September 30, 1997 reflect the results of operations of companies acquired throughout 1996 including Parkway Paging, Inc. ("Parkway"), Satellite Paging and Message Network (collectively, "Satellite") and A+ Network, Inc. ("A+ Network"), as well as RCC and Page America from their dates of acquisition. Additionally, the results of operations for the nine months ended September 30, 1997 also reflect the operations of the Company's telemessaging business until its sale on May 1, 1997. Net revenues and operating income derived from the telemessaging operations and included in the results of operations for the nine-month period ended September 30, 1997 were approximately $3.7 million and $0.1 million, respectively.

     On August 8, 1997, the Company entered a merger agreement with ProNet Inc. ("ProNet") whereby ProNet will be merged with and into the Company. At September 30, 1997, ProNet had 1,426,274 pagers in service. On a pro forma basis for the ProNet merger, the Company believes it will rank as the second largest paging company in the United States. Completion of the ProNet merger requires approval by the Federal Communications Commission and each company's stockholders.

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

     The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's service, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have increased by approximately 105% to $75.0 million for the quarter ended September 30, 1997 from $36.6 million for the quarter ended September 30, 1996. Overall, subscribers have increased by approximately 87% to more than 2.6 million at September 30, 1997 from 1.4 million at September 30, 1996.

     The Company's average monthly paging service, rent and maintenance revenues per unit ("ARPU") for the three-month periods ended September 30, 1996 and September 30, 1997 was $7.95 and $8.17, respectively. The increase in ARPU is primarily related to the merger with A+ Network in November 1996, the changing distribution mix, described below, enhanced paging services and general rate increases, partially offset by lower ARPU associated with the Page America subscriber base. ARPU for the A+ Network markets averaged slightly more than $10.00 per month causing an increase in the weighted-average ARPU for the combined company after the A+ Network merger. In order to capitalize on the anticipated growth of the paging and wireless messaging industries, the Company has expanded its channels of distribution to include Company owned and operated retail stores, strategic partnerships and alliances, and internet sales among others. These channels focus on the sale rather than the lease of pagers. These channels tend to have higher ARPU's than typical third-party resellers who purchase service in quantity at wholesale rates. Furthermore, the Company has been successful in marketing enhanced services, such as nationwide paging services and voice mail, to its subscriber base.

     The Company's growth and expansion into new markets, whether internal or through acquisitions, require significant capital investment for the installation of paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that leases pagers from the Company. During the quarter ended September 30, 1997, the Company's capital expenditures totaled approximately $21.9 million including approximately $11.4 million for pagers, representing an increase in pagers on hand, primarily in connection with the Page America transaction and in anticipation of the upcoming holiday selling season, and net increases and maintenance to the rental pager base. The Company estimates total capital expenditures for 1997 to be approximately $70.0 million.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenues (total revenues less the net book value of products sold) represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                 ----------------------    ----------------------
                                                   1996         1997         1996         1997
                                                 ---------    ---------    ---------    ---------
    REVENUES:
      Service, rent and maintenance...........        96.8%        96.0%        95.7%        96.1%
      Product sales...........................        19.0         15.3         23.1         15.1
                                                 ---------    ---------    ---------    ---------
           Total revenues.....................       115.8        111.3        118.8        111.2
      Net book value of products sold.........       (15.8)       (11.3)       (18.8)       (11.2)
                                                 ---------    ---------    ---------    ---------
                                                     100.0        100.0        100.0        100.0
    OPERATING EXPENSES:
      Service, rent and maintenance
         expenses.............................        31.0         31.0         31.7         29.5
      Selling and marketing...................        19.0         20.1         19.2         20.1
      General and administrative..............        24.2         21.8         24.5         23.4
      Depreciation and amortization...........        48.3         34.8         48.6         35.2
                                                 ---------    ---------    ---------    ---------
           Total operating expenses...........       122.5        107.7        124.0        108.2
                                                 ---------    ---------    ---------    ---------
           Loss from operations...............       (22.5)        (7.7)       (24.0)        (8.2)
    Interest and other income.................        (6.9)        (0.3)         0.4           --
    Interest expense..........................       (16.4)       (14.6)       (16.4)       (13.5)
                                                 ---------    ---------    ---------    ---------
    Loss before income tax benefit............       (45.8)       (22.6)       (40.0)       (21.7)
    Income tax benefit........................         0.6          2.0          0.3          1.8
                                                 ---------    ---------    ---------    ---------
           Net loss...........................       (45.2)       (20.6)       (39.7)       (19.9)
    Preferred dividends.......................          --         (3.2)          --         (2.8)
                                                 ---------    ---------    ---------    ---------
           Loss attributable to common
              stockholders....................       (45.2)%      (23.8)%      (39.7)%      (22.7)%
                                                 =========    =========    =========    =========
    Units in service (end of period)..........   1,405,933    2,633,544    1,405,933    2,633,544
    EBITDA (in thousands)(1)..................   $   8,170    $  18,264    $  20,404    $  51,443
    Ratio of EBITDA to net revenues(1)........        25.8%        27.1%        24.6%        27.0%
    ARPU(2)...................................   $    7.95    $    8.17    $    7.86    $    8.30
    Average monthly operating cost per
      unit(3).................................   $    6.09    $    6.34    $    6.20    $    6.45

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH 1996

     Total revenues increased approximately $38.4 million, or approximately 105%, from $36.6 million for the three months ended September 30, 1996 (the "1996 quarter") to $75.0 million for the three months ended September 30, 1997 (the "1997 quarter"). Net revenues increased approximately $35.8 million, or 113%, from $31.6 million in the 1996 quarter to $67.4 million in the 1997 quarter. The increase is attributable to greater service revenues due primarily to the growth of pagers in service from 1,405,933 at September 30, 1996, to 2,633,544 at September 30, 1997. Acquisitions completed in the period from September 30, 1996 to September 30, 1997, including Satellite, A+ Network, RCC and Page America, added approximately 971,000 subscribers to the Company's subscriber base. Operations of acquired companies are included in the results of operations from their respective acquisition dates. ARPU for paging services increased from $7.95 per unit in the 1996 quarter to $8.17 per unit in the 1997 quarter due primarily to the merger with A+ Network in November 1996, the changing distribution mix, enhanced paging services and general rate increases partially offset by lower ARPU associated with Page America's subscriber base. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others.

     Product sales increased $4.3 million from $6.0 million in the 1996 quarter to $10.3 million in the 1997 quarter and decreased as a percentage of net revenues from 19.0% in the 1996 quarter to 15.3% in the 1997 quarter. Net book value of products sold increased approximately $2.6 million from $5.0 million in the 1996 quarter to $7.6 million in the 1997 quarter principally due to the increase in product sales, partially offset by increased depreciation expense. The gross margin on products sold increased from 16.9% in the 1996 quarter to 25.9% in the 1997 quarter.

     Overall, the Company experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from the 1996 quarter to the 1997 quarter. Average monthly operating cost per unit increased from $6.09 per unit for the 1996 quarter to $6.34 per unit (excluding operating costs associated with non-paging operations, primarily telemessaging) for the 1997 quarter. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $11.1 million from $9.8 million in the 1996 quarter to $20.9 million in the 1997 quarter and was unchanged as a percentage of net revenues at 31.0% for the 1996 and 1997 quarters. Approximately $8.5 million of the overall increase in service, rent and maintenance expense is estimated to be attributable to the 1996 and 1997 acquisitions. Additional increases are primarily attributable to increased third-party carrier costs ($0.4 million), increased site rental costs ($0.8 million) and increased personnel and related costs ($0.8 million). Monthly service, rent and maintenance expense per unit was $2.54 and $2.70 in the 1996 and 1997 quarters, respectively.

     Selling and marketing expenses increased approximately $7.5 million from $6.0 million in the 1996 quarter to $13.5 million in the 1997 quarter and increased as a percentage of net revenues from 19.0% to 20.1% in the 1996 and 1997 quarters, respectively. The increase in selling and marketing expenses is primarily associated with the companies acquired in 1996 and 1997, estimated to be approximately $6.5 million in the 1997 quarter. Additional increases are associated with the increased sales staff and related costs ($1.3 million), partially offset by a reduction in advertising and promotional costs ($0.3 million). Monthly selling and marketing expense per unit has increased from $1.56 per unit in the 1996 quarter to $1.74 per unit in the 1997 quarter, due primarily to increasing the Company's sales force as a result of acquisitions in new geographic areas for the Company. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage. The Company is reviewing the performance of acquired retail stores and may close some stores if performance is inadequate.

     General and administrative expenses increased $7.0 million from $7.7 million in the 1996 quarter compared to $14.7 million in the 1997 quarter, and decreased as a percentage of net revenues from 24.2% in the 1996 quarter to 21.8% in the 1997 quarter. General and administrative expenses attributed to the acquired companies are estimated to be approximately $4.5 million in the 1997 quarter. General and administrative expenses also increased primarily due to additional administrative personnel and related costs ($1.0 million), expenses for collection and billing activities ($0.8 million) and other administrative functions. Monthly general and administrative expense per unit has decreased from $1.99 per unit in the 1996 quarter to $1.90 per unit in the 1997 quarter.

     Depreciation and amortization increased approximately $8.2 million from $15.3 million in the 1996 quarter to $23.5 million in the 1997 quarter, and decreased as a percentage of net revenues from 48.3% to 34.8% in the 1996 and 1997 quarters, respectively. The increase in total depreciation expense resulted primarily from depreciation on increased subscriber paging equipment and on other plant and operating equipment since September 30, 1996. Amortization increased substantially during 1997 due to the amortization of goodwill and other intangibles recorded in the 1996 and 1997 acquisitions.

     Interest expense increased approximately $4.7 million, from $5.2 million in the 1996 quarter to $9.9 million in the 1997 quarter. Interest expense increased due to higher average level of debt during 1997 primarily associated with the financing of the 1996 and 1997 acquisitions.

     In November 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $250 per share for total proceeds of $39.9 million. The Series A Preferred bears dividends at 14% of the stated value per year. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option, semiannually on May 15 and November 15. Effective May 15, 1997, the Company issued dividends in the form of 11,172 additional shares of Series A Preferred. Preferred dividends, including accretion of the value of warrants issued in conjunction with the Series A Preferred, recorded on the Series A Preferred during the 1997 quarter were approximately $1.7 million.

     On July 1, 1997, the Company issued 1,500 shares of Series B Junior Convertible Preferred Stock ("Series B Preferred") with a stated value of $10,000 per share in connection with the Page America acquisition. The Series B Preferred bears dividends at 14% of the stated value per year, payable on May 15 and November 15 in either cash or additional shares of Series B Preferred, at the Company's option. Preferred dividends recorded on the Series B Preferred were $525,000 during the 1997 quarter.

     Loss attributable to common stockholders increased $1.7 million from $14.3 million in the 1996 quarter to $16.0 million in the 1997 quarter primarily due to increased interest expense and preferred dividends partially offset by a decrease in the loss from operations.

     EBITDA increased approximately $10.1 million to $18.3 million in the 1997 quarter from $8.2 million in the 1996 quarter. As a percentage of net revenues, EBITDA increased from 25.8% in the 1996 quarter to 27.1% in the 1997 quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH 1996

     Total revenues increased approximately $113.5 million from $98.6 million for the nine months ended September 30, 1996 ("1996") to $212.1 million for the nine months ended September 30, 1997 ("1997"). Net revenues increased approximately $107.6 million in 1997 from $83.1 million in 1996 to $190.7 million in 1997. The increase in revenues is attributed to greater service revenues due to the growth of pagers in service from 1,405,933 at September 30, 1996 to 2,633,544 at September 30, 1997. Monthly ARPU for paging services increased from $7.86 per unit in 1996 to $8.30 per unit in 1997 due to the merger with A+ Network in November 1996, the changing distribution mix, enhanced paging services and general rate increases in 1997 partially offset by lower ARPU associated with Page America's subscriber base. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others.

     Product sales increased $9.6 million from $19.2 million in 1996 to $28.8 million in 1997, and decreased as a percentage of total revenues from 23.1% in 1996 to 15.1% in 1997. Net book value of products sold increased approximately $5.8 million from $15.5 million in 1996 to $21.3 million in 1997 principally due to the increase in product sales, partially offset by increased depreciation expense. The gross margin on products sold increased from 18.8% in 1996 to 26.0% in 1997.

     Overall, the Company experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1996 to 1997. Average monthly operating costs per unit increased from $6.20 per unit in 1996 to $6.45 per unit in 1997. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $30.0 million from $26.3 million in 1996 to $56.3 million in 1997 and decreased as a percentage of net revenues from 31.7% in 1996 to 29.5% in 1997. The Company estimates service, rent and maintenance expenses increased by approximately $23.5 million in 1997 due to the 1996 and 1997 acquisitions. Additional increases are primarily attributable to increased third party carrier costs ($0.8 million), increased site and office rental costs ($2.6 million), and increased personnel and related costs ($2.1 million). Monthly service, rent and maintenance expense per unit was unchanged at $2.60 per unit in 1996 and 1997.

     Selling and marketing expenses increased approximately $22.4 million, from $16.0 million in 1996 to $38.4 million in 1997 and increased as a percentage of net revenues from 19.2% in 1996 to 20.1% in 1997. The increase in selling and marketing expenses is largely associated with the 1996 and 1997 acquisitions. Selling and marketing expenses attributed to the acquired companies are estimated to be approximately $18.7 million in 1997. Additional increases are associated with increased sales staff and related costs ($3.4 million), and increased advertising and promotional costs ($0.3 million). Monthly selling and marketing expense per unit increased from $1.58 per unit in 1996 to $1.81 per unit in 1997, due primarily to increasing the Company's sales force as a result of acquisitions in new geographic areas for the Company. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage. The Company is reviewing the performance of acquired retail stores and may close some stores if performance is inadequate.

     General and administrative expenses increased $24.1 million from $20.4 million in 1996 to $44.5 million in 1997 and decreased as a percentage of net revenues from 24.5% in 1996 to 23.4% in 1997. General and administrative expenses attributable to acquired companies are estimated to be $15.8 million. General and administrative expenses also increased due to increased expenses for collection activities and billing services ($3.1 million), additional operational personnel and related costs ($4.0 million) and taxes, licenses and fees ($1.1 million). Monthly general and administrative expense per unit has increased from $2.02 per unit in 1996 to $2.04 per unit in 1997.

     Depreciation and amortization increased approximately $26.6 million from $40.4 million in 1996 to $67.0 million in 1997 and decreased as a percentage of net revenues from 48.6% in 1996 to 35.2% in 1997. The increase in total depreciation expense resulted primarily from depreciation on increased subscriber paging equipment and on other plant and operating equipment. Amortization increased substantially during 1997 due to the amortization of goodwill and other intangibles recorded in the 1996 and 1997 acquisitions. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for 1997 by approximately $1.95 million.

     Interest expense increased approximately $12.2 million, from $13.6 million in 1996 to $25.8 million in 1997. Interest expense increased due to higher average level of debt during 1997 primarily associated with the financing of the 1996 and 1997 acquisitions.

     In November 1996, the Company issued 159,600 shares of Series A Preferred with a stated value of $250 per share for total proceeds of $39.9 million. The Series A Preferred bears dividends at 14% of the stated value per year. Dividends on the Series A Preferred may be paid in either cash or additional shares of Series A Preferred, at the Company's option, payable on May 15 and November 15. Preferred dividends, including accretion of the value of warrants issued in conjunction with the Series A Preferred, recorded during the nine months ended September 30, 1997 were approximately $4.8 million.

     On July 1, 1997, the Company issued 1,500 shares of Series B Preferred with a stated value of $10,000 per share in connection with the Page America transaction. The Series B Preferred bears interest at 14% of the stated value per year, payable on May 15 and November 15 in either cash or additional shares of

Series B Preferred, at the Company's option. Preferred dividends recorded on the Series B Preferred were $525,000 from the date of issuance through September 30, 1997.

     Loss attributable to common stockholders increased $10.2 million from $33.0 million in 1996 to $43.2 million in 1997 primarily due to increased interest expense and preferred dividends partially offset by a decrease in loss from operations.

     EBITDA increased approximately $31.0 million to $51.4 million in 1997 from $20.4 million in 1996. As a percentage of net revenues, EBITDA increased from 24.6% in 1996 to 27.0% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require substantial funds to finance the growth of its existing operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. Further cash requirements include debt service, working capital and general corporate requirements.

     The Company has financed its internal growth in 1997 through its operating cash flow, available cash on hand and borrowings under the Company's credit facility. Net cash provided by operating activities increased from $17.9 million to $18.7 million for the nine months ended September 30, 1996 and 1997, respectively.

     At September 30, 1997, the Company had a working capital deficit of approximately $1.1 million and such deficit may continue in future periods. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g. accounts payable), causing a deficit in working capital. At September 30, 1997, the Company currently has sufficient borrowing capacity available under its credit facility, discussed below, to fund estimated working capital requirements.

     Cash flows used in investing activities for the nine months ended September 30, 1997, were primarily to fund purchases of property and equipment and to fund the Page America acquisition. Capital expenditures were approximately $58.5 million and $54.4 million for the nine months ended September 30, 1996 and 1997, respectively. Capital expenditures for 1997 included approximately $31.8 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $9.0 million for information systems and computer related equipment, $10.2 million for network equipment, construction and development and $3.4 million for general purchases including leasehold improvements and office equipment. Additionally, in 1997, the Company received proceeds of approximately $11.0 million from the sale of the assets of its telemessaging operations acquired in the A+ Network merger in November 1996.

     Cash flows provided by financing activities for the nine months ended September 30, 1997, included borrowings under the Company's credit facility of $56.0 million primarily to fund working capital requirements, capital expenditures and the cash portion of the Page America acquisition and related costs. Total capital expenditures for the year ending December 31, 1997 are estimated to be approximately $70.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. This estimate does not include the cash consideration paid in the Page America acquisition on July 1, 1997, or the related transaction costs, but does include estimated capital expenditures related to the Page America operations after such acquisition. The Company expects that its capital expenditures for the year ending December 31, 1997, will be financed through a combination of operating cash flow and borrowings. The Company expects that its capital expenditures for 1998 (including the effects of the ProNet merger) will be approximately $80 million. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. Future cash requirements include debt service costs, primarily interest.

     There are no significant principal payments required under the Company's debt agreements during the year ending 1997. Dividends on the Company's Series A Preferred and Series B Preferred accrue at a rate of 14% of the stated value per year. Dividends on the Series A Preferred and Series B Preferred may be paid in either cash or additional shares of Series A Preferred and Series B Preferred, respectively, at the Company's option. However, under certain circumstances, as defined in the certificate of designation, the dividend rate on the Series A Preferred may increase to 16% per year. Further, Metrocall is required to redeem all outstanding shares of Series A Preferred and Series B Preferred (including dividend shares) in November 2008 and July 2009, respectively, unless the holders have previously converted such shares to common stock. Accrued but unpaid dividends on the Series A Preferred and Series B Preferred at September 30, 1997, were approximately $2.8 million.

SENIOR SUBORDINATED NOTES

     On October 21, 1997, the Company sold $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "Notes") in a private placement (the "Notes Offering"). The Notes bear interest, payable semi-annually on January 15 and July 15, at a rate of 9.75% per year and mature on November 1, 2007. The Notes are callable beginning November 1, 2002. The Notes are unsecured obligations of the Company, subordinated to all present and future senior indebtedness of the Company. The Company used the net proceeds from the Notes Offering, approximately $193.0 million, to repay outstanding indebtedness under its credit facility. The Company has agreed to certain registration rights with respect to the Notes. If the Notes are not exchanged for a registered series of notes with identical terms, or a shelf registration statement does not become effective with respect to such notes, by April 21, 1998, the interest on the Notes will increase by .5% per annum until registration is completed.

     The Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The Notes may be redeemed, in whole or in part, at any time on or after November 1, 2002, at the option of the Company. The following redemption prices, plus any accrued and unpaid interest to, but not including, the applicable redemption date, are applicable to any optional redemption of the Notes by the Company during the 12-month period beginning on November 1 of the years indicated below:

                                       YEAR                      PERCENTAGE
                    ------------------------------------------   ----------
                    2002......................................     104.8750%
                    2003......................................     102.4375
                    2004 and thereafter.......................     100.0000

     In the event of a change of control of the Company, as defined, each holder of the Notes will have the right, at such holder's option, to require the Company to repurchase that holder's Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

SENIOR SECURED CREDIT FACILITY

     Concurrent with the Notes Offering discussed above, the Company and its bank lenders executed an amended and restated credit agreement on October 21, 1997. In addition to restructuring available borrowings, the amended and restated credit agreement includes approval of the ProNet merger discussed below. Under the amended and restated credit agreement, subject to certain conditions, the Company may borrow up to $300.0 million under two loan facilities. The first facility is a $175.0 million reducing revolving credit facility, and the second facility is a $125.0 million reducing credit facility of which $75.0 million can be borrowed only to refinance ProNet bank debt in connection with the ProNet merger. At October 21, 1997, after application of the net proceeds from the Notes Offering, a total of approximately $50.9 million was outstanding under the credit facility. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of September 30, 1997, approximately $69.2 million of additional borrowings were available to the Company under its credit facility. The credit facility has a remaining term of seven years and is secured by substantially all the assets of the Company. Required quarterly repayments begin on March 31, 2000 through December 31, 2004.

     The amended and restated credit facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed
6.0 to 1.0 through December 31, 1998 and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each cash, as such terms are defined in the agreement relating to the amended and restated credit facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by the Company during the term of the credit facility. The credit facility also prohibits certain changes in ownership control of the Company, as defined, during the term of the credit facility.

     In connection with amendments during the three-month period ended September 30, 1997, and the amended and restated credit facility, the Company paid fees to its bank lenders of approximately $1.3 million. These fees have been deferred and will be amortized over the remaining term of the credit facility as interest expense.

     Management believes that funds generated by the Company's operations, together with those available under its credit facility after giving effect to the proceeds of the Notes Offering, will be sufficient to finance estimated capital expenditure requirements and to fund the Company's existing operations for the foreseeable future. While the Company has no current outstanding commitments, other than the ProNet merger discussed below, the Company will continue to evaluate strategic acquisition targets in the future. Potential future acquisitions would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration and availability of financing. Such potential acquisitions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

RECENT AND PENDING ACQUISITIONS

  Page America Group, Inc.

     On July 1, 1997, the Company acquired substantially all of the assets of Page America Group, Inc. and its subsidiaries ("Page America") and assumed substantially all of Page America's accounts payable and certain obligations under various office and equipment leases. Page America received (a) approximately $25.0 million in cash, (b) 1,500 shares of Series B Preferred with a liquidation value of $15.0 million and (c) 3,997,458 shares of the Company's common stock (subsequently reduced to 3,911,856 shares). The Company financed the cash portion of the purchase price, including transaction fees and expenses, with borrowings under its credit facility. The Page America acquisition was accounted for as a purchase for financial reporting purposes.

  ProNet Inc.

     The Company and ProNet Inc. entered into a merger agreement dated August 8, 1997, whereby ProNet will be merged with and into the Company. Under the terms of the merger agreement, the Company will issue 0.90 shares of Metrocall common stock for each share of ProNet common stock, subject to adjustment based on certain defined operating performance criteria and debt and pager inventory targets. In connection with the merger, the Company will assume ProNet's 11 7/8% senior subordinated notes due 2005 totaling $100.0 million and expects to refinance indebtedness outstanding under ProNet's credit facility with borrowings under the Company's own credit facility. The Company expects the merger will be accounted for as a purchase for financial reporting purposes. The merger is subject to approval by the Federal Communications Commission and each company's stockholders.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of operations of the Company.

     In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1.0 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to complete the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80.0 million. The Company removed this action to the United States District Court for the Northern District of Illinois. The Company intends to vigorously defend the claims in this action and believes it has meritorious defenses to this action. The Company has denied the claim and asserted affirmative defenses and counterclaims based on misrepresentations and breaches of contract by Source One. The period for fact discovery has closed; trial is not expected before January 1998.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
  2.1      Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
           Page America of New York, Inc., Page America of Illinois, Inc., Page America
           Communications of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively
           "Page America") and Metrocall, Inc. ("Metrocall") dated as of January 30, 1997.(a)
  2.2      Amendment to Asset Purchase Agreement by and among Page America and Metrocall dated as of March 28, 1997.(a)
  2.3      Form of Certificate of Designation, Number, Powers, Preferences and Relative,
           Participating, Optional and Other Rights of Series A Convertible Preferred Stock of
           Metrocall(b)
  2.4      Form of Certificate of Designation, Number, Powers, Preferences and Relative,
           Participating, Optional and Other Rights of Series B Junior Convertible Preferred
           Stock of Metrocall(c)
  2.5      Option Agreement dated as of August 8, 1997, between Metrocall and ProNet Inc.(e)
  2.6      Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and
           ProNet Inc.(f)

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
  2.7      Stockholders Voting Agreement dated as of August 8, 1997, among ProNet Inc. and certain stockholders of Metrocall listed therein.(e)
  2.8      Agreement and Plan of Merger dated as of August 8, 1997, between Metrocall and
           ProNet Inc.(e)
  2.9      Registration Rights Agreement dated July 1, 1997 by and between Page America Group,
           Inc. and Metrocall.(d)
  2.10     Registration Rights Agreement dated July 1, 1997 by and among Page America and
           Metrocall.(d)
  2.11     Indemnity Escrow Agreement dated July 1, 1997 by and among Page America, Metrocall and First Union National Bank of Virginia.(d)
  3.1      Amended and Restated Certificate of Incorporation of Metrocall.(g)
  3.2      Form of Certificate of Amendment of Certificate of Incorporation of Metrocall.(g)
  3.3      Fifth Amended and Restated Bylaws of Metrocall.(g)
  4.1      Indenture for 10 3/8% Senior Subordinated Notes due 2007 dated September 27, 1995 including form of Notes.(h)
  4.2      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+
           Notes") dated October 24, 1995.(i)
  4.3      First Supplemental Indenture dated November 14, 1996, for A+ Notes.(j)
  4.4      Second Supplemental Indenture dated November 15, 1996, for A+ Notes.(j)
  4.5      Indenture for 9 3/4% Senior Subordinated Notes due 2007 dated October 21, 1997, including form of Notes.(k)
 10.1      Employment Agreement between Metrocall and William L. Collins, III.(l)
 10.2      Employment Agreement between Metrocall and Steven D. Jacoby.(l)
 10.3      Employment Agreement between Metrocall and Vincent D. Kelly.(l)
 10.4      Change of Control Agreement between Metrocall and William L. Collins, III.(l)
 10.5      Change of Control Agreement between Metrocall and Steven D. Jacoby.(l)
 10.6      Change of Control Agreement between Metrocall and Vincent D. Kelly.(l)
 10.7      Noncompetition Agreement dated as of August 8, 1997, between Metrocall and Jackie R.
           Kimzey.(m)
 10.8      Noncompetition Agreement dated as of August 8, 1997, between Metrocall and David J.
           Vucina.(m)
 10.9      Letter Agreement dated August 8, 1997, between Metrocall and Jackie R. Kimzey.(m)
 10.10     Letter Agreement dated August 8, 1997, between Metrocall and David J. Vucina.(m)
 10.11     Letter Agreement dated August 8, 1997, between Metrocall and Jan E. Gaulding.(m)
 10.12     Letter Agreement dated August 8, 1997, between Metrocall and Mark A. Solls.(m)
 10.13     Letter Agreement dated August 8, 1997, between Metrocall and Jeffery A. Owens.(m)
 10.14     Amendment to Employment Agreement between Metrocall and William L. Collins, III.
 10.15     Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.
 10.16     Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.
 10.17     Directors' Stock Option Plan, as amended.(n)
 10.18     Metrocall 1996 Stock Option Plan, as amended.(n)
 10.19     Metrocall Amended Employee Stock Purchase Plan.(g)
 10.20     Variable Common Rights Agreement between Metrocall and First Union National Bank of
           Virginia, Rights Agent, dated as of November 15, 1996, including Form of Certificate representing Variable Common Rights.(o)
 10.21     Unit Purchase Agreement dated as of November 15, 1996, among Metrocall and Certain
           Purchasers.(p)

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
 10.22     Warrant Agreement dated as of November 15, 1996, between Metrocall and the First
           National Bank of Boston, Warrant Agent.(p)
 10.23     Second Amended and Restated Loan Agreement dated as of October 21, 1997, among
           Metrocall, the financial institutions signatory thereto, and Toronto-Dominion
           (Texas), Inc., as Administrative Agent.(q)
 11.1      Statement re computation of per share earnings.
 27.1      Financial Data Schedule.

---------------

(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.

(b) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(c) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-21231) filed with the Commission on April 15, 1997.

(d) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on July 14, 1997.

(e) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on August 12, 1997.

(f) Incorporated by reference to Metrocall's Current Report on Form 8-K, as amended, filed with the Commission on September 8, 1997.

(g) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(h) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(i) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc., as amended (File No. 33-95208), filed with the Commission on September 18, 1995.

(j) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

(k) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 23, 1997.

(l) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.

(m) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-36079), filed with the Commission on September 22, 1997.

(n) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 7, 1997.

(o) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Commission on May 9, 1997.

(p) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(q) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 2, on Form S-4 (File No. 333-36079) filed with the Commission on November 5, 1997.

     (b)  Reports on Form 8-K

           On July 16, 1996, the Company filed a Report on Form 8-K reporting the completion of the acquisition of substantially all the assets of Page America Group, Inc. and its subsidiaries on July 1, 1997.

           On August 12, 1997, the Company filed a Report on Form 8-K reporting the signing of an Agreement and Plan of Merger between the Company and ProNet Inc. dated August 8, 1997.

           On September 8, 1997, the Company filed a Report on Form 8-K reporting an amendment to the Option Agreement executed in connection with the Agreement and Plan of Merger between the Company and ProNet Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1997                   METROCALL, INC.

                                                 /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                     Vincent D. Kelly
                                                 Chief Financial Officer,
                                          Treasurer and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
  2.1      Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc.,
           Page America of New York, Inc., Page America of Illinois, Inc., Page America
           Communications of Indiana, Inc., Page America of Pennsylvania, Inc. (collectively
           "Page America") and Metrocall, Inc. ("Metrocall") dated as of January 30, 1997.(a)
  2.2      Amendment to Asset Purchase Agreement by and among Page America and Metrocall dated as of March 28, 1997.(a)
  2.3      Form of Certificate of Designation, Number, Powers, Preferences and Relative,
           Participating, Optional and Other Rights of Series A Convertible Preferred Stock of
           Metrocall(b)
  2.4      Form of Certificate of Designation, Number, Powers, Preferences and Relative,
           Participating, Optional and Other Rights of Series B Junior Convertible Preferred
           Stock of Metrocall(c)
  2.5      Option Agreement dated as of August 8, 1997, between Metrocall and ProNet Inc.(e)
  2.6      Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and
           ProNet Inc.(f)
  2.7      Stockholders Voting Agreement dated as of August 8, 1997, among ProNet Inc. and certain stockholders of Metrocall listed therein.(e)
  2.8      Agreement and Plan of Merger dated as of August 8, 1997, between Metrocall and
           ProNet Inc.(e)
  2.9      Registration Rights Agreement dated July 1, 1997 by and between Page America Group,
           Inc. and Metrocall.(d)
  2.10     Registration Rights Agreement dated July 1, 1997 by and among Page America and
           Metrocall.(d)
  2.11     Indemnity Escrow Agreement dated July 1, 1997 by and among Page America, Metrocall and First Union National Bank of Virginia.(d)
  3.1      Amended and Restated Certificate of Incorporation of Metrocall.(g)
  3.2      Form of Certificate of Amendment of Certificate of Incorporation of Metrocall.(g)
  3.3      Fifth Amended and Restated Bylaws of Metrocall.(g)
  4.1      Indenture for 10 3/8% Senior Subordinated Notes due 2007 dated September 27, 1995 including form of Notes.(h)
  4.2      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+
           Notes") dated October 24, 1995.(i)
  4.3      First Supplemental Indenture dated November 14, 1996, for A+ Notes.(j)
  4.4      Second Supplemental Indenture dated November 15, 1996, for A+ Notes.(j)
  4.5      Indenture for 9 3/4% Senior Subordinated Notes due 2007 dated October 21, 1997, including form of Notes.(k)
 10.1      Employment Agreement between Metrocall and William L. Collins, III.(l)
 10.2      Employment Agreement between Metrocall and Steven D. Jacoby.(l)
 10.3      Employment Agreement between Metrocall and Vincent D. Kelly.(l)
 10.4      Change of Control Agreement between Metrocall and William L. Collins, III.(l)
 10.5      Change of Control Agreement between Metrocall and Steven D. Jacoby.(l)
 10.6      Change of Control Agreement between Metrocall and Vincent D. Kelly.(l)
 10.7      Noncompetition Agreement dated as of August 8, 1997, between Metrocall and Jackie R.
           Kimzey.(m)
 10.8      Noncompetition Agreement dated as of August 8, 1997, between Metrocall and David J.
           Vucina.(m)
 10.9      Letter Agreement dated August 8, 1997, between Metrocall and Jackie R. Kimzey.(m)
 10.10     Letter Agreement dated August 8, 1997, between Metrocall and David J. Vucina.(m)

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
-------    ------------------------------------------------------------------------------------
 10.11     Letter Agreement dated August 8, 1997, between Metrocall and Jan E. Gaulding.(m)
 10.12     Letter Agreement dated August 8, 1997, between Metrocall and Mark A. Solls.(m)
 10.13     Letter Agreement dated August 8, 1997, between Metrocall and Jeffery A. Owens.(m)
 10.14     Amendment to Employment Agreement between Metrocall and William L. Collins, III.
 10.15     Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.
 10.16     Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.
 10.17     Directors' Stock Option Plan, as amended.(n)
 10.18     Metrocall 1996 Stock Option Plan, as amended.(n)
 10.19     Metrocall Amended Employee Stock Purchase Plan.(g)
 10.20     Variable Common Rights Agreement between Metrocall and First Union National Bank of
           Virginia, Rights Agent, dated as of November 15, 1996, including Form of Certificate representing Variable Common Rights.(o)
 10.21     Unit Purchase Agreement dated as of November 15, 1996, among Metrocall and Certain
           Purchasers.(p)
 10.22     Warrant Agreement dated as of November 15, 1996, between Metrocall and the First
           National Bank of Boston, Warrant Agent.(p)
 10.23     Second Amended and Restated Loan Agreement dated as of October 21, 1997, among
           Metrocall, the financial institutions signatory thereto, and Toronto-Dominion
           (Texas), Inc., as Administrative Agent.(q)
 11.1      Statement re computation of per share earnings.
 27.1      Financial Data Schedule.

---------------

(a) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231), initially filed with the Commission on February 5, 1997.

(b) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(c) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-21231) filed with the Commission on April 15, 1997.

(d) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on July 14, 1997.

(e) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on August 12, 1997.

(f) Incorporated by reference to Metrocall's Current Report on Form 8-K, as amended, filed with the Commission on September 8, 1997.

(g) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(h) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042), filed with the Commission on September 27, 1995.

(i) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc., as amended (File No. 33-95208), filed with the Commission on September 18, 1995.

(j) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

(k) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 23, 1997.

(l) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919), filed with the Commission on June 27, 1996.

(m) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-36079), filed with the Commission on September 22, 1997.

(n) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 7, 1997.

(o) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1996, filed with the Commission on May 9, 1997.

(p) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(q) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 2, on Form S-4 (File No. 333-36079) filed with the Commission on November 5, 1997.