Form 10-K405
period 1997-12-31
METROCALL INC
filed 1998-03-31
CIK 906525

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
         -------------------                    ---------------------
                None                                    None

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price of March 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $211,272,229.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                                   MARCH 2, 1998
                 -----                                   -------------
      Common stock, $.01 par value                         40,866,549

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of the Registrant to be held May 6, 1998, which will be filed with the Commission within 120 days after the close of the fiscal year, are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Metrocall, Inc. (the "Company" or "Metrocall") is a leading provider of paging and other wireless messaging services. Through its Nationwide Network, the Company provides service to over 1,000 U.S. cities including the top 100 Standard Metropolitan Statistical Areas ("SMSAs"). From December 31, 1993 to December 31, 1997, the Company has increased its subscriber base through a combination of internal growth and acquisitions from less than 250,000 to more than 4.0 million, representing a compounded annual growth rate of more than 100%. This growth rate has been accomplished through a combination of internal growth and a program of mergers and acquisitions. The Company has added approximately 2.8 million pagers in service through acquisition since 1993. Acquisitions in 1997 included Page America Group, Inc. ("Page America") and ProNet Inc. ("ProNet"). On July 1, 1997, the Company added approximately 200,000 subscribers by completing the acquisition of the assets of Page America. Further, on December 30, 1997 the Company completed the merger of ProNet (the "ProNet Merger"), adding approximately 1.3 million subscribers.

BUSINESS STRATEGY

     The Company's strategy is to expand its subscriber base and increase its revenues, cost efficiencies and operating cash flow as well as transition toward free cash flow in future periods. The principal elements of the Company's business strategy include:

     Maximize Internal Growth Potential. The Company has grown internally by broadening its distribution network and by expanding its target market to capitalize on the growing appeal of paging products. To better access the mass markets, the Company has expanded its direct and indirect distribution channels by adopting a multi-tiered distribution system designed to access different market segments as well as primarily sell, rather than lease, its paging units. The Company has formed strategic alliances with long-distance, cellular and PCS providers and cable television companies, such as Bell Atlantic and Adelphia Cable, and retail outlets such as Circle K Stores and Autozone, Inc. The Company believes these initiatives will increase consumer sales and broaden the range of products and services that it currently offers. Since December 31, 1994, the Company has added approximately 890,000 new subscribers through internal growth (including additions to the subscriber base of acquired companies after acquisition).

     Expand Market Presence through Consolidation. The Company also has expanded its subscriber base and geographic penetration through consolidation. Since June 1996, Metrocall has acquired Parkway, Paging, Inc. ("Parkway"), Satellite Paging and Message Network (collectively "Satellite"), A+ Network, Inc. ("A+ Network"), Page America and ProNet. Together these acquisitions added an aggregate of approximately 2.4 million subscribers to Metrocall's subscriber base and significantly expanded Metrocall's geographic coverage. Metrocall expects the ProNet Merger to further broaden its reach and believes that its enhanced nationwide coverage will provide it with a competitive advantage in gaining additional subscribers in the future. The Company may undertake additional acquisitions if it identifies suitable acquisition candidates based on criteria such as geographic coverage, regulatory licenses, overall valuation, type of consideration and the availability of financing.

     Optimize Customer Relationships. Metrocall is committed to providing high quality, price competitive paging services, with wide-area coverage and optimal building penetration. To maintain a close relationship with its existing customers and facilitate stronger relationships with subscribers of recently acquired companies, the Company has decentralized its sales, marketing and customer service operations. Furthermore, to attract new subscribers and increase monthly revenues from existing subscribers, Metrocall provides value-added services tailored to its customers' needs. Billed as enhancements to basic service, these services tend to result in higher average monthly paging revenue per unit ("ARPU").

     Minimize Technology Risks. The Company has concentrated its capital spending on the development of its local, regional and nationwide one-way paging networks, rather than investing in unproven technologies such as narrowband personal communication services ("PCS"). Spending in this disciplined manner is expected to increase the Company's revenue-generating capabilities by enhancing its ability to offer one-way local, regional and nationwide paging services and other value added services. The Company recognizes that narrowband PCS spectrum permits paging operators to offer advanced products and services, however the cost of both building and operating narrowband networks is significantly higher than one-way networks. The Company has chosen to participate in the development of PCS primarily as a reseller. For example, through its acquisition of A+ Network, the Company acquired a minority ownership interest in CONXUS (formerly PCS Development Corporation), a nationwide narrowband PCS license holder, and has signed a memorandum of understanding with CONXUS to act as a co-developer of technology, co-carrier of signal and distributor of services. The Company is pursuing similar relationships with other PCS developers and operators.

     Manage Capital Requirements. The Company's principal financial objective is to reduce financial leverage by reducing capital requirements. The Company has focused its new strategic initiatives on the sale, rather than lease, of paging units, which should result in lower capital requirements per additional subscriber. Furthermore, since the Nationwide Network provides comprehensive national coverage, Metrocall does not currently need to increase significantly its investment in infrastructure, and instead the Company expects to concentrate on increasing the utilization of its fully developed Nationwide Network. Focusing on the Nationwide Network should enable the Company to serve more customers per frequency and enter new markets with minimal capital outlay.

     Maintain Low Cost Operating Structure and Improve Margins. The Company has invested to improve operating efficiency, including investing in high quality, large-capacity infrastructure and billing and subscriber management systems, which enable increased system utilization and lower per unit operating costs. The Company's initiatives to centralize administrative and back-office operations have been implemented in order to reduce technical, general and administrative expenses per unit by eliminating duplicative functions related to acquired businesses. The Company believes that its increased use of strategic partnerships and other indirect distribution channels should further reduce operating costs, as these channels typically bear a portion of the expenses, specifically sales and customer service. Similarly, the Company's focus on maximizing monthly recurring revenues and promoting value added services should improve operating margins.

PAGING OVERVIEW

     Metrocall believes that paging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area either directly to a person traveling or to various fixed locations. Because it is a one-way communications tool, paging is an inherently lower cost way to communicate than two-way communications methods. For example, pagers and air time required to transmit an average message cost less than equipment and air time for cellular and PCS telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single AAA battery. Paging subscribers generally pay a flat monthly service fee, which covers a certain number of messages sent to the subscriber. In addition, pagers are unobtrusive, portable and historically have withstood substantial technological advances in the communications industry. Growth in the number of cellular telephone customers is increasingly viewed as a complement to wireless messaging. Many cellular telephone customers use pagers in conjunction with their telephones to screen incoming calls and to minimize battery use and cellular usage charges.

     Industry sources estimate that there were approximately 52.0 million pagers in service in the United States at the end of 1997. Industry sources also indicate that in recent years the number of pagers in service in the United States has been growing at annual rates in excess of 20% per year and predict that the number of pagers in service will continue to grow at compound annual growth rates of approximately 15% through the year 2000. Factors that have been described as contributing to this growth include (i) declining costs of service,
(ii) increasing consumer awareness of the benefits of mobile communications,
(iii) introduction of new or enhanced paging equipment and services and (iv) expanding channels of distribution.

     Although the U.S. paging industry has over 500 licensed paging companies, the Company estimates that the ten largest paging companies, including Metrocall, currently serve approximately 75% of the total paging subscribers in the United States. These paging companies are facilities-based, Commercial Mobile Radio Service ("CMRS") providers, previously classified as either Radio Common Carrier ("RCC") or Private Carrier Paging ("PCP") operators, servicing over 100,000 subscribers each in multiple markets and regions.

     The Company believes that the future paging and wireless communications industry will include (i) technological improvements that permit increased service and applications on a cost-effective basis, (ii) consolidation of smaller, single-market operators and larger, multi-market paging companies and
(iii) increased numbers of pagers in service, as a result of general expansion into consumer and retail markets. Recent technological developments include new paging services such as "confirmation" or "response" paging that send a message back to the paging system confirming that a paging message has been received, digitized voice paging, two-way paging and notebook and sub-notebook computer wireless data applications. Narrowband PCS may offer the ability to provide some of these services on an expanded basis. While these services have been proven technologically feasible, their economic viability has not been fully tested based on the cost of licenses, infrastructure capital requirements and increased operating costs as well as competitive, similarly priced two-way broadband PCS and cellular services.

PAGING OPERATIONS

SERVICES AND SUBSCRIBERS

     The Company currently provides four basic paging services: (i) digital display pagers, which permit a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired; (ii) alphanumeric display pagers, which allow the subscriber to receive and store text messages; (iii) tone-only pagers, which notify the subscriber that a call has been received by vibrating or emitting a beeping sound; and (iv) tone-plus-voice pagers, which emit a beeping sound followed by a brief voice message. The Company provides digital display, alphanumeric display and tone-only service in all its markets, and provides tone-plus-voice service in a limited number of markets. Digital display paging, which was introduced over 10 years ago, has grown at a faster rate than tone-only or tone-plus-voice service in recent years. Approximately 89% of the Company's pagers in service at December 31, 1997 were digital display pagers.

     Alphanumeric display service, which was introduced in the mid-1980s, has grown at increasing rates as users and dispatch centers overcome technical and operational obstacles to sending messages. For example, alphanumeric paging access is available via the Company's Internet website, www.metrocall.com, where any internet user can access the Company's on-line alphanumeric paging software. Additionally, the Company now markets, under its service mark "Notesender," a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers. The Company also provides enhancements and ancillary services such as: (i) personalized automated answering services, which allow a subscriber to record a message that greets callers who reach the subscriber's voice mailbox; (ii) message protection, which allows a subscriber to retrieve any calls that come in during the period when the subscriber was beyond the reach of the Company's radio transmitters; (iii) annual loss protection, which allows subscribers of leased pagers to limit their cost of replacement upon loss or destruction of the pager; and (iv) maintenance services, which are offered to subscribers who own their own pagers.

     Subscribers who use paging services have traditionally included small business operators and employees, professionals, medical personnel, sales and service providers, construction and tradespeople, and real estate brokers and developers; however, paging's appeal to the mass market is growing, and the service is increasingly being adopted by individuals for private, nonbusiness uses such as communicating with family members and friends.

     The Company's subscribers either lease or buy their pagers and purchase either local, regional, multi-regional or nationwide service. Contracts with large unit volume subscribers are typically for two to three year terms, while contracts with smaller volume subscribers generally have one year terms with annual renewals. The Company receives additional revenue for enhanced services such as voice mail, personalized greetings and

One Touch(TM) service, which is an advanced messaging service. Volume discounts on lease payments and service fees are typically offered to large volume subscribers. In some instances, the Company's subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing and collection and related costs with respect to their customers.

SALES AND MARKETING

     The Company's sales and marketing strategy incorporates a multi-tiered distribution system. At December 31, 1997 and including ProNet, the Company, through more than 225 sales and administrative offices and retail outlets, employed a sales force of 1,225 sales representatives, including the Company's direct sales staff, telemarketing professionals and sales representatives who call on retailers and resellers. The Company's distribution channels are described briefly below.

     DIRECT DISTRIBUTION CHANNELS

     - Direct Sales. Direct sales personnel sell primarily to businesses, placing special emphasis on key accounts which are of strategic importance to the Company. The businesses targeted by the Company's direct sales personnel are generally those that have multiple work locations or have highly mobile employees. Direct sales personnel are compensated based on a percentage of sales contract value (plus certain quota incentives), reduced by any cancellations within the first 120 days of a contract. Sales compensation plans are designed to motivate direct sales personnel to sell units and discourage leasing units as well as to increase sales of higher revenue products, such as nationwide service, alphanumeric service, voice mail, One Touch(TM) and other value-added services.

     - Database Telemarketing. The Company's internal, professionally-trained staff utilizes computerized lead management and telemarketing techniques combined with the Company's proprietary lead screening and development protocol to generate sales. Using acquired lists to focus their efforts, the internal staff targets groups of consumers and small businesses who have a propensity to use paging services but are either in a region where the Company does not have a direct sales effort or have not been reached by other distribution channels. Telemarketing salespeople are compensated on a salary plus commission basis.

     - Company-Owned Retail Stores. Retail outlets are designed to sell higher ARPU services to the consumer market segment directly while providing a point of presence for the Company to enhance its brand recognition. These retail outlets take a variety of forms, such as mall stores, kiosks, mall carts, retail merchandising units and strip center locations. Products sold to consumers at these locations include paging, messaging, cellular, long distance and PCS services and related accessories. Many of these locations function as customer service and payment centers in addition to offices for direct sales representatives. Through the acquisitions of Parkway, Satellite, A+ Network, Page America and ProNet, the Company gained more than 142 Company-owned retail stores.

     INDIRECT DISTRIBUTION CHANNELS

     - Resellers. Resellers buy bulk paging services from the Company for resale to their own business clients and individual customers. The Company issues one monthly bill to each reseller who is responsible for marketing, billing and collection, and equipment maintenance. As a result of emphasizing this channel, the Company achieves high network utilization at low incremental cost, but realizes lower ARPU than through other distribution channels.

     - Retail Outlets. Retail outlets, such as office supply, electronics and general merchandise chains, buy pagers on a wholesale basis from the Company for resale to consumers. These outlets are selected based on factors such as the number of stores in a region and the extent of their advertising. These outlets then sell the pager itself and provide limited customer service to the consumer. The Company provides sales incentives and advertising support, and trains sales personnel to enhance a retail outlet's effectiveness and to ensure that the customer is well educated regarding the product. The Company believes that as consumer awareness of the product grows, retailers will become an increasingly important distribution channel.

     - Independent Dealers, Representatives and Agents. The Company contracts with independent dealers, representatives and agents, including such outlets as small cellular phone dealers and independent specialty electronics stores. The Company typically uses dealers to reach specific consumer niches (e.g., ethnic or non-English speaking communities) and small businesses that are more efficiently accessed through this channel than through other distribution channels. In addition to selling the Company's pagers, independent dealers assist the subscriber in choosing a service plan and collect the initial payments. Independent dealers are paid commissions for their placement of customers with the Company.

     - Strategic Partners. The Company has entered into contractual agreements with several selected national distribution partners who market Metrocall's paging services to their existing and future customers. The Company supplies many of these partners with custom branded turnkey solutions for network services, products, customer services, billing, collections and fulfillment. The Company's strategy is to provide these value added services to enhance the business relationship and margin opportunities for both parties. The Company has entered into alliances with companies in the long distance, local exchange, cable, retail, direct response and multi-level marketing businesses and believes that these programs will help deliver paging services to market segments that other distribution channels can not reach cost effectively.

     - Affiliates. Through the A+ Network merger, the Company acquired a network of paging carriers or affiliates that resell services on the
       152.480 MHz private carrier paging frequency. These affiliates are independent owners of paging systems in various markets throughout the nation who sell expanded coverage to their customers. Utilizing the Company's infrastructure, these independent networks provide wide area and nationwide paging on a single channel. The Company provides expanded coverage options for approximately 121,000 subscribers through its affiliate network at December 31, 1997.

     Set forth below is a table showing the Company's subscribers by geographic region and number of units in service as of December 31, 1995, 1996 and 1997.

                          NUMBER OF PAGERS IN SERVICE

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                               1995      1996(1)     1997(2)
                                                              -------   ---------   ---------
Northeast...................................................  116,652     227,022     671,290
Mid-Atlantic................................................  496,504     558,318     666,150
Southeast...................................................    3,837     762,251   1,183,688
Midwest.....................................................       --          --     232,105
Southwest...................................................       --     180,432     667,084
West........................................................  327,020     414,328     610,519
                                                              -------   ---------   ---------
     Total..................................................  944,013   2,142,351   4,030,836
                                                              =======   =========   =========

---------------
(1) Includes approximately 900,000 pagers in service acquired in the Parkway, Satellite and A+ Network acquisitions.

(2) Includes approximately 200,000 and 1.3 million pagers in service acquired in the acquisition of Page America and the ProNet Merger, respectively.

     The following table sets forth as of December 31, 1995, 1996 and 1997 the respective numbers and percentages of pagers that are (i) serviced and owned by the Company, (ii) serviced by the Company and owned by subscribers, (iii) serviced by the Company and owned by subscribers sold through Company-owned retail stores, (iv) serviced by the Company through resellers and owned by the resellers or their subscribers, (v) serviced by the Company through strategic partners and other paging carriers and owned by such strategic partner, carrier or its subscribers and (vi) serviced by the Company and owned by subscribers who acquire equipment and service through retailers.

                         OWNERSHIP OF PAGERS IN SERVICE

                                                                        DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                   1995                  1996(1)                  1997(2)
                                           --------------------   ----------------------   ----------------------
                                           NUMBER    PERCENTAGE    NUMBER     PERCENTAGE    NUMBER     PERCENTAGE
                                           -------   ----------   ---------   ----------   ---------   ----------
Direct Channels:
  Company owned and leased to
    subscribers..........................  380,951       40%        690,382       32%      1,184,193       29%
  Subscriber owned (COAM)................  170,019       18         271,837       13         430,582       11
  Company-owned retail stores............       --       --         114,192        5         223,510        6
Indirect Channels:
  Resellers..............................  339,556       36         865,221       41       1,965,354       49
  Strategic partners and affiliates......       --       --         130,142        6         140,625        3
  Retail.................................   53,487        6          70,577        3          86,572        2
                                           -------      ---       ---------      ---       ---------      ---
    Total................................  944,013      100%      2,142,351      100%      4,030,836      100%
                                           =======      ===       =========      ===       =========      ===

---------------
(1) Includes approximately 900,000 pagers in service acquired in the Parkway, Satellite and A+ Network acquisitions.

(2) Includes approximately 200,000 and 1.3 million pagers in service acquired in the acquisition of Page America and the ProNet Merger, respectively.

MANAGEMENT SYSTEMS AND BILLING

     To reduce its cost structure, the Company centralizes operating functions where possible and utilizes common billing and subscriber management systems throughout its markets. The Company's centralized operating structure focuses regional management on sales and distribution and transfers technical and back-office responsibilities to the Company's national operations center in Alexandria, Virginia. These functions include accounting, management information systems, inventory and order fulfillment. The Company has integrated its 1996 and 1997 acquisitions (with the exception of ProNet for which integration efforts will be progressing throughout 1998) into this structure.

     The Company also maintains a centralized National Customer Operations Center. The Company's National Customer Operations Center handles customer inquiries from existing and potential customers and supports the Company's distribution initiatives. The National Customer Operations Center is staffed with approximately 70 employees, is open six days per week (with emergency service provided seven days a week, 24 hours a day) and offers a toll-free access number. The National Customer Operations Center is a critical factor in marketing and servicing the Nationwide Network to all markets in the United States. The Company attempts to satisfy customers upon initial inquiry to avoid repeat calls, thereby increasing customer satisfaction and decreasing costs. The Company employs state-of-the-art call management equipment (such as an automated call distribution system and interactive voice response capabilities) to provide quality customer service and tracks both productivity and quality of performance of its customer service representatives.

NETWORK AND EQUIPMENT

     The Company has developed a state-of-the-art paging system deploying current technology which achieves optimal building penetration, wide-area coverage and the ability to deliver new and enhanced paging services. This existing paging transmission equipment has significant capacity to support future growth.

     The Company's paging services are initiated when telephone calls are placed to the Company's paging terminals. These state-of-the-art terminals, which the Company maintains, have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal. The Company's paging terminals direct pages to the Company's primary satellite, which signals terrestrial network transmitters providing coverage throughout the service area.

     The Company operates a series of regional operating systems or networks consisting of primary networks serving Arizona, California and Nevada, and the area from Boston to the Virginia/North Carolina border. The

Company also has three exclusive licenses issued by the Federal Communications Commission (the "FCC") for the same channels in each of the largest 100 SMSAs and began operating the Nationwide Network in November 1993. The Company is also capable of providing local paging in each market served by the Nationwide Network by using nationwide transmitters to carry local messages. Services provided through the Nationwide Network are marketed to subscribers directly through the Metrocall sales force and indirectly through retailers, resellers and strategic alliances.

     The Company does not manufacture any of the pagers or related transmitting and computerized paging terminal equipment used in the Company's paging operations. The Company anticipates that equipment and pagers will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of pagers, transmitters, computers and other paging equipment, the Company is able to design, supply and operate its systems. The Company continually evaluates new developments in paging technology in connection with the design and enhancement of its paging systems and selection of products to be offered to subscribers.

     The Company achieves cost savings by purchasing pagers at volume discounts from a limited number of companies, including Motorola, Inc. ("Motorola"), from which the Company currently purchases most of its pagers. The Company purchases its transmitters and paging terminals from Motorola and Glenayre Electronics, Incorporated.

COMPETITION

     The Company experiences competition from one or more paging operators in all of the regions in which it operates. Some of the Company's competitors have greater financial resources than the Company. Since 1988, the Company has competed with Paging Network, Inc. ("PageNet"), the world's largest provider of paging services, in all of the Company's major markets. The Company believes that competition for subscribers is based on price, geographic coverage and quality of service. Metrocall believes that it compares favorably with its competitors in these areas.

     With the introduction of the Nationwide Network, the Company's principal competitors for national accounts are MobileMedia Communications, Inc. (using the trade name MobileComm), SkyTel Corporation ("SkyTel"), a subsidiary of MTEL, Inc., PageMart, Inc. ("PageMart"), PageNet and Arch Communications. The Company is also aware of other paging companies that offer, or intend to offer, nationwide paging services to their subscribers.

     In 1994, the FCC began auctioning licenses for new PCS spectrum. There are two types of PCS, narrowband and broadband. Narrowband PCS provides enhanced or advanced paging and messaging capabilities, such as "acknowledgment paging" or "talk-back" paging. Broadband PCS provides new types of communications devices that includes multi-functional portable phones and imaging devices. PCS providers compete directly and indirectly with the Company. Many narrowband and broadband PCS systems are now providing commercial service.

     Developments in the wireless telecommunications industry, such as PCS, and enhancements of current technology have created new products and services which compete with the paging services currently offered by Metrocall. There can be no assurance that Metrocall will not be adversely affected by such technological change.

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

     The Company has historically provided paging services as both an RCC operator and a PCP operator. Traditionally, RCC frequencies were assigned on an exclusive basis to a single licensee in a service area; RCCs were subject to regulation by the states as well as by the FCC and were required to provide service to anyone requesting such service. PCP frequencies were assigned on a shared basis (i.e., multiple parties in the same area could apply for and obtain a license to use the same frequency); there were restrictions on eligibility of PCP customers; and the states were preempted from regulating PCP entry, rates, operation, terms of service, etc.

     In 1993, the FCC permitted PCPs to provide service to individuals, rather than only for business purposes. Additionally, in November 1993, the FCC adopted new rules to provide "channel exclusivity" to PCP operators operating on certain 929 MHz frequencies, provided the licensee meets certain qualifications. The Company has obtained nationwide exclusivity on three of its 929 MHz frequencies (one used for the Nationwide Network; another obtained in the FirstPAGE USA, Inc. merger in 1994; and the other obtained in the ProNet Merger). Under the FCC's current rules, no other entity may apply anywhere in the United States to operate on either of the Company's frequencies. Any PCP licenses other than the Company's that were previously granted by the FCC may continue operating on those frequencies, but those other licensees will not be allowed to expand their paging services beyond their existing coverage areas. Additionally, on other 929 MHz frequencies, the Company has local exclusivity in the Chicago, Illinois area, and regional exclusivity in the Northeast, Mid-Atlantic, and Southeast regions of the United States.

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

     In August 1993, as part of its Omnibus Budget Reconciliation Act (the "1993 Budget Act"), Congress amended the Communications Act to, inter alia, replace the prior common carrier and private radio definitions with two newly defined categories of mobile radio services: (1) CMRS (commercial mobile radio service) and (2) PMRS (private mobile radio service). The CMRS definition essentially supplants the prior RCC definition. The FCC has determined that PCP and RCC paging services are classified as CMRS. The FCC has adopted technical, operational and licensing rules for CMRS, which became effective on January 2, 1995, and which became applicable to "grandfathered" PCP operators (including the Company) on August 10, 1996.

     Pursuant to authority granted by the 1993 Budget Act, the FCC has "forborne" from enforcing against all CMRS licensees the following common carrier regulations under Title II of the Communications Act: any interstate tariff requirements, including regulation of CMRS rates and practices; the collection of intercarrier contracts; certification concerning interlocking directorates; and FCC approval relating to market entry and exit. Additionally, the 1993 Budget Act preempted state authority over CMRS entry and regulation.

     Historically, paging licenses have been issued for terms of either 10 years (for RCCs) or 5 years (for PCPs); all paging licenses issued since August of 1996 will be for 10-year terms. Renewal applications must be approved by the FCC. The Company's current licenses have expiration dates ranging from 1998 to 2007. In the past, FCC renewal applications have been routinely granted. Although there can be no assurance that any future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based on its experience to date, the Company knows of no reason to believe such applications would not be approved or granted. Additionally, a recently adopted FCC policy will allow the Company to make certain corporate reorganizations without prior FCC approval.

     The Communications Act also requires prior FCC approval for acquisitions by the Company of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. The FCC has recently adopted rules to streamline the processing of applications to exceed the indirect foreign ownership benchmark in order to simplify foreign investment in a licensee's parent company. Although there can be no assurance that any such future applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based on its experience to date, the Company knows of no reason to believe such applications would not be approved or granted.

     The Communications Act places limitations on foreign ownership of CMRS licenses. These foreign ownership restrictions limit the percentage of Company stock that may be owned or voted, directly or indirectly, by aliens or their representatives, foreign governments or their representatives, or foreign corporations. The Company's certificate of incorporation permits the redemption of the Metrocall common stock from stockholders where necessary to protect the Company's compliance with there requirements.

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

     Paging licenses have traditionally been issued on a site-specific basis. On February 19, 1997, the FCC adopted rules to issue most paging licenses for large, FCC-defined service areas. Although the rules are subject to a pending appeal and petitions for reconsideration, if they become "final", the following changes will occur. Licenses for 929 MHz PCP and 931 MHz RCC frequencies will be issued for Rand McNally's "MTA" geographic areas; licenses for RCC frequencies in lower frequency bands will be licensed in "Economic Areas" or "EAs". Shared PCP frequencies will continue to be allocated on a shared basis and licensed in accordance with existing, site-specific procedures; however, the FCC is considering changes to the application and licensing rules for these frequencies. Mutually exclusive geographic area applications for all RCC frequencies and exclusive 929 MHz PCP frequencies will be awarded through an auction process. The FCC has stated that it will dismiss all pending mutually exclusive applications for these frequencies , as well as all applications filed after July 31, 1996 regardless of mutual exclusivity . A filing "freeze" is in effect for the non-nationwide, exclusive paging frequencies pending commencement of the auctions. The FCC has not yet announced when paging auctions will begin, or the order in which it will make the various frequencies and geographic areas available for bidding. Incumbent licensees will be able to trade in their existing licenses for a single "wide-area" license based upon their current coverage; incumbents will be entitled to interference protection from the auction winners and will be able to modify their facilities within that area, but they will not be permitted to expand their existing coverage.

     Because auctions are new to paging, the Company cannot predict their impact on its paging business. At least initially, competitive bidding may increase the Company's costs of obtaining licenses. The FCC's wide-area licensing and auction rules may also serve as entry barriers to new participants in the paging industry. In any service area where the Company is the successful bidder, or where it trades in its licenses for "wide-area" licenses, the Company will save on the application costs associated with modifying and adding facilities within its service areas, and no other entity will be able to apply for the Company's frequencies within those areas. Conversely, in geographic areas where the Company is not the high bidder, its ability to expand its service territories in those geographic areas will be curtailed. The Company's nationwide frequencies will not be subject to competitive bidding, although the FCC is considering imposing additional "build-out" requirements on the Company and other nationwide licensees.

     The FCC could change its rules or policies in a manner that could have a material adverse effect on the Company's business. Such actions could affect the scope and manner of the Company's services, or could lead to increased competition in the paging industry. Other changes may have a positive impact for the Company. For example, under the Telecommunications Act of 1996 (the "Telecom Act") and the FCC's interpreting orders, local exchange carriers ("LECs") are prohibited from charging paging carriers for the "transport and termination" of LEC-originated local calls. This prohibition could lead to substantial cost savings for the Company. Moreover, under the Telecom Act and the FCC's rules, paging services are entitled to compensation from any telecommunications carrier that terminates a call on a paging network. This could lead to additional revenues for paging carriers. The FCC rules are subject to pending petitions for reconsideration and Court appeals. The Company cannot predict the final outcome of any FCC proceeding or the possible impact of future FCC proceedings.

     State. The 1993 Budget Act preempts all state and local rate and entry regulation of all CMRS operators. The 1993 Budget Act became effective August 10, 1994. Entry regulations typically refer to the process whereby an RCC operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that RCC operators file a tariff describing the Company's rates, terms and conditions by which it provides paging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of the Company's business in the form of zoning regulations, or "health and safety" measures. The 1993 Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on its experience to date, the Company knows of no reason to believe such approvals would not be granted. The Telecom Act requires that state and local zoning regulations shall not unreasonably discriminate among providers of "functionally equivalent" wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. The Telecom Act provides for expedited judicial review of state and local zoning decisions. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC's requirements.

     Recently, the FCC held that the Budget Act does not prohibit states from imposing requirements of CMRS carriers to contribute to funding "universal" telephone service within the states. Approximately 25 states now impose such "universal service fund" obligations. The FCC's determination that the states may impose those obligations is currently on appeal; if that determination is upheld, the Company may incur additional costs in contributing to state universal service funds.

     Litigation. Metrocall has filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. Also, Metrocall has asked the FCC to resolve these complaints within the five month statutory deadline for complaint proceedings established under the Telecom Act.

     Legislative Changes. From time to time, federal and state legislators propose legislation that could affect the Company's business, either beneficially or adversely and such regulatory and legislative actions may increase competition and affect the Company's cost of operations. The recently-enacted Telecom Act will also have an impact on the paging industry; the Company expects that that impact will be mostly positive. For example, the Telecom Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires LECs to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls, provide other telecommunications carriers access to the network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The Telecom Act also requires the FCC to appoint an impartial entity to administer telecommunications numbering and to make numbers available on an equitable basis. Additionally, as previously indicated, the

Telecom Act restricts state and local authority with regard to zoning and environmental regulation of telecommunications operators. Other provisions of the Telecom Act, however, may provide for increased competition to the Company (for example, the provisions allowing the FCC to forbear from applying regulations and provisions of the Communications Act to any class of carriers, not only to CMRS, and the provisions allowing public utilities to provide telecommunications services directly) and may impose additional regulatory costs (for example, provisions requiring contributions to universal service by providers of both interstate and intrastate telecommunications). The Company cannot predict the impact of such legislative actions on its operations.

     The foregoing description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to the Company's operations.

SEASONALITY

     Generally, Metrocall's operating results are not significantly affected by seasonal factors. However, selected markets experience slower new pager additions during the winter months.

TRADEMARKS; SERVICE MARKS

     "Metrocall" is a registered trademark with the U.S. Patent and Trademark Office ("Trademark Office") and is owned by the Company. The Company markets its paging services under the service marks "Datacall," "Metronet" and "Metromessage." In addition, the Company owns the service marks "In Touch," which it has used in connection with its paging services, and "Metrotext," which it has used in connection with its marketing of computer programs designed for use in transmitting alphanumeric messages from personal computers to pagers. Copyright registration has been granted to the Metrotext computer program. The Trademark Office has also granted service marks for "Metrofax" and "The Power in Paging." The Company has applications with the Trademark Office for service marks "One Touch," "EZ Pack Paging" and "Notesender."

EMPLOYEES

     As of December 31, 1997, the Company had 2,950 full and part-time employees, including 799 employees added as a result of the ProNet Merger, none of whom is represented by a labor union. The Company believes that its relationship with its employees is good.

PROPERTIES

     The Company does not hold title to any significant real property, although the Company and its affiliates own interests in certain properties. At December 31, 1997, the Company leased commercial office and retail space at more than 225 locations used in conjunction with its paging operations. These office leases provide for monthly payments ranging from approximately $250 to $54,000 and expire, subject to renewal options, on various dates through July 2012.

     In April 1994, Metrocall entered into a 10-year lease for additional office space near its existing headquarters building. The lease was amended effective January 1, 1997, to expand the Company's office space. The lease may be renewed for two additional five-year periods. The lease, as amended, provides for annual rents of approximately $814,000 with annual escalation of 3%. In connection with this lease, Metrocall also has an option to acquire a 51% interest in the property for approximately $2.9 million exercisable through December 31, 1998.

     The Company leases sites for its transmitters on commercial broadcast towers, buildings and other fixed structures. At December 31, 1997, the Company leased transmitter sites for monthly rentals ranging from approximately $40 to $6,400 that expire, subject to renewal options, on various dates through June 2012.

LITIGATION

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the financial position or the results of the operations of the Company.

  Source One Wireless, Inc.

     Metrocall entered into an agreement in April 1996 to purchase certain assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, Metrocall advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that Metrocall had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. In March 1998, by agreement of the parties, the lawsuit was dismissed and the parties agreed in principle to an equal division of the escrow account plus accrued interest.

  Americom Paging Corporation

     Contact Communications, Inc. ("Contact"), a wholly-owned subsidiary of ProNet, entered into an agreement dated May 1995 to acquire substantially all of the assets of Americom Paging Corporation ("Americom"). On July 2, 1997, two of the former principal shareholders of Americom brought an action in Texas state court seeking damages from ProNet (and subsequently Metrocall as successor in interest to ProNet), Contact and ProNet's former Chief Executive Officer, in connection with the transaction. The plaintiffs alleged claims under Texas state common law and the Texas Securities Act and sought compensatory and punitive damages. Metrocall asserted counterclaims for damages for breach of the purchase agreement. In March 1998, by mutual agreement, the parties agreed to settle the action for a settlement payment by Metrocall to the plaintiffs of $2.4 million. Each party released all claims against the others, and all counterclaims were dismissed with prejudice. The settlement payment was accrued at December 31, 1997 as part of the purchase accounting in connection with the ProNet Merger.

  Interconnect Complaint

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement for any past charges assessed. Also, Metrocall has asked the FCC to resolve these complaints within the five month statutory deadline for complaint proceedings established under the Telecom Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders held on December 17, 1997, the following proposals were adopted by the vote specified below:

                                                                                         BROKER
                     PROPOSAL                           FOR        AGAINST    ABSTAIN   NONVOTES
                     --------                        ----------   ---------   -------   ---------
To approve and adopt an Agreement and Plan of
  Merger by and between Metrocall, Inc. and ProNet
  Inc. ............................................  20,712,817     195,852    44,509   1,782,382
To approve and adopt an amendment to the Amended
  and Restated Certificate of Incorporation of
  Metrocall to increase the number of authorized
  shares of common stock from 60,000,000 to
  80,000,000.......................................  22,244,349     396,232    37,479      57,500
To approve and adopt an amendment to the Metrocall
  1996 Stock Option Plan to increase the number of
  shares of common stock that may be issued
  thereunder by 2,000,000 shares to 4,000,000
  shares...........................................  14,273,633   6,597,323    82,222   1,782,382
To approve and adopt an amendment to the Metrocall
  Employee Stock Purchase Plan (the "ESPP") to
  increase the number of shares of common stock
  that may be issued thereunder by 700,000 shares
  to 1,000,000 shares, to extend the term of the
  ESPP to December 31, 2007, to increase
  administrative flexibility, and to make certain
  other changes....................................  16,274,894   4,474,315   395,074   1,591,277

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Common Stock is quoted and traded on The Nasdaq National Market under the symbol "MCLL." The following table sets forth for the periods indicated the high and low closing prices per share of the Common Stock as reported by The Nasdaq National Market.

CALENDAR YEAR 1996                                          HIGH          LOW
------------------                                          ----         ------
Quarter ended March 31....................................  $21 1/4      $16 1/2
Quarter ended June 30.....................................   21 3/4       10
Quarter ended September 30................................   11            6 1/4
Quarter ended December 31.................................    7 1/8        3 13/16

CALENDAR YEAR 1997
------------------
Quarter ended March 31....................................  $ 7 1/2      $ 4 1/8
Quarter ended June 30.....................................    5 5/8        3 3/4
Quarter ended September 30................................    7 9/16       4 13/16
Quarter ended December 31.................................    7 3/8        4 1/8

     On March 2, 1998, the last reported sales price of the Common Stock on The Nasdaq National Market was $7.00 per share. As of March 2, 1998, the Company had approximately 678 stockholders of record.

     Dividend Policy. The Company has not declared or paid any cash dividends or distributions on its capital stock since its initial public offering of Common Stock in 1993. The Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors, and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, certain covenants in the Company's credit facility, its indentures and the terms of the Series A Convertible and Series B Junior Convertible Preferred Stock restrict or prohibit the payment of cash dividends on the Company's Common Stock.

     Unregistered Securities. On November 15, 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 159,600 warrants representing the right to purchase an aggregate of 2.915 million shares of Common Stock (the "Warrants"). The aggregate purchase price for the Series A Preferred and the Warrants was $39.9 million. The purchasers of these securities were John Hancock Mutual Life Insurance Company, SunAmerica, Inc. and UBS Capital, LLC. Because the securities were sold to qualified institutional buyers in a transaction not involving a public offering, the sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     The Series A Preferred has a stated value of $250 per share, and carries a 14% dividend (subject to increase upon the occurrence of certain events) payable in cash or additional shares of Series A Preferred at the election of the Company, a liquidation preference and redemption value of $250 per share, certain redemption rights and the right to elect directors of Metrocall. In addition, beginning November 15, 2001, holders of Series A Preferred have the right to convert their Series A Preferred (including shares issued as dividends) into shares of Common Stock based upon the market price of Common Stock at the time of conversion. Series A Preferred may, at the option of holders, be converted sooner upon certain change of control events of Metrocall, as defined in the Certificate of Designation for the Series A Preferred. During 1997, the Company issued 23,126 additional shares of Series A Preferred as dividends to the holders of Series A Preferred.

     Each Warrant represents the right of the holder to purchase 18,266 shares of Common Stock, or an aggregate of 2.915 million shares. The exercise price per share is $7.40. The Warrants contain certain provisions for adjustment in the exercise price in the event Metrocall sells Common Stock or rights to purchase Common Stock in private transactions for less than 125% of the then current market price and other customary anti-dilution provisions. The Warrants expire November 15, 2001. The Company has registered under the Securities Act the resale of shares that may be obtained upon exercise of the Warrants.

Series B Preferred

     On July 1, 1997, the Company issued 1,500 shares of Series B Junior Convertible Preferred Stock ("Series B Preferred") in connection with the acquisition of Page America Group, Inc. Each share of Series B Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred but senior to the shares of Common Stock, equal to its stated value. The Series B Preferred carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series B Preferred, at the Company's option. The Series B Preferred was registered under the Securities Act. During 1997, the Company issued to Page America 79 additional shares of Series B Preferred as dividends. These shares have not been registered.

     The holders of Series B Preferred Stock have the right to convert up to 25% of the number of Series B Preferred initially issued (plus shares of Series B Preferred issued as dividends on such shares, and as dividends on such dividends) into shares of Common Stock at the current market value of the Common Stock, as defined, on September 1, 1997, December 1, 1997, March 1, 1998 and June 1, 1998. As of December 31, 1997, no shares of Series B Preferred had been converted. The Company has registered up to 3,500,000 shares of Common Stock issuable upon the conversion of the Series B Preferred.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial data of the Company for each of the five years in the period ended December 31, 1997. The historical financial data for each of the five years in the period ended December 31, 1997, have been derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto presented elsewhere herein.

                                                                  YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                     1993     1994(1)      1995      1996(1)     1997(1)
                                                   --------   --------   --------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE,
                                                                  UNIT, AND PER UNIT DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Service, rent and maintenance revenues...........  $ 33,111   $ 49,716   $ 92,160   $ 124,029   $ 249,900
Product sales....................................     4,549      8,139     18,699      25,928      39,464
                                                   --------   --------   --------   ---------   ---------
         Total revenues..........................    37,660     57,855    110,859     149,957     289,364
Net book value of products sold..................    (4,130)    (6,962)   (15,527)    (21,633)    (29,948)
                                                   --------   --------   --------   ---------   ---------
                                                     33,530     50,893     95,332     128,324     259,416
Operating expenses:
Service, rent and maintenance....................     9,559     14,014     27,258      38,347      76,428
Selling, general and administrative(2)...........    17,879     20,727     42,353      57,226     112,519
Depreciation and amortization....................     6,525     13,829     31,504      58,196      91,699
                                                   --------   --------   --------   ---------   ---------
(Loss) income from operations....................      (433)     2,323     (5,783)    (25,445)    (21,230)
Interest and other income (expense)(3)...........        77        161        314        (607)        156
Interest expense.................................    (1,331)    (3,726)   (12,533)    (20,424)    (36,248)
                                                   --------   --------   --------   ---------   ---------
Loss before income tax (provision) benefit and
  extraordinary item.............................    (1,687)    (1,242)   (18,002)    (46,476)    (57,322)
Income tax (provision) benefit...................       (59)       152        595       1,021       4,861
                                                   --------   --------   --------   ---------   ---------
Loss before extraordinary item...................    (1,746)    (1,090)   (17,407)    (45,455)    (52,461)
Extraordinary item(3)............................      (439)    (1,309)    (2,695)     (3,675)         --
                                                   --------   --------   --------   ---------   ---------
  Net loss.......................................    (2,185)    (2,399)   (20,102)    (49,130)    (52,461)
Preferred dividends..............................        --         --         --        (780)     (7,750)
                                                   --------   --------   --------   ---------   ---------
  Loss attributable to common stockholders.......  $ (2,185)  $ (2,399)  $(20,102)  $ (49,910)    (60,211)
                                                   ========   ========   ========   =========   =========
Loss per share attributable to common
  stockholders:
  Loss per share before extraordinary item
    attributable to common stockholders..........             $  (0.14)  $  (1.49)  $   (2.84)  $   (2.22)
  Extraordinary item, net of income tax
    benefit......................................                (0.16)     (0.23)      (0.23)         --
                                                              --------   --------   ---------   ---------
  Loss per share attributable to common
    stockholders.................................             $  (0.30)  $  (1.72)  $   (3.07)  $   (2.22)
                                                              ========   ========   =========   =========
OPERATING AND OTHER DATA:
Units in service (end of period)(1)..............   247,716    755,546    944,013   2,142,351   4,030,836
EBITDA(4)........................................  $ 10,923   $ 16,152   $ 27,771   $  32,751   $  70,469
EBITDA margin(4)(5)..............................     32.6%      31.7%      29.1%       25.5%       27.2%
Net cash provided by operating activities........  $ 10,929   $ 11,796   $ 14,000   $  15,608   $  27,166
Net cash used in investing activities............  $(13,598)  $(19,227)  $(44,528)  $(327,904)  $(176,429)
Net cash provided by financing activities........  $  1,983   $  9,190   $151,329   $ 199,639   $ 163,242
ARPU(6)..........................................  $  12.29   $  10.53   $   9.15   $    8.01   $    8.25
Average monthly operating expense per unit(7)....  $   8.39   $   7.36   $   6.71   $    6.28   $    6.47
Units in service per employee (end of period)....       716      1,007      1,047       1,088       1,276
Capital expenditures.............................  $ 13,561   $ 19,091   $ 44,058   $  62,110   $  69,935

                                                                        DECEMBER 31,
                                                   ------------------------------------------------------
                                                     1993       1994       1995       1996        1997
                                                   --------   --------   --------   ---------   ---------
CONSOLIDATED BALANCE SHEET DATA:
Working (deficit) capital........................  $ (1,603)  $ (5,277)  $116,009   $  (7,267)  $ (24,631)
Cash and cash equivalents........................     1,014      2,773    123,574      10,917      24,896
Total assets.....................................    33,857    200,580    340,614     646,577   1,087,014
Total long-term debt, net of current portion.....    11,814    101,346    153,803     327,092     598,989
Total stockholders' equity.......................    13,729     68,136    155,238     166,298     179,496

(Footnotes on following page)

          NOTES TO SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(1) 1994, 1996 and 1997 include the results of operations of acquired companies from their respective acquisition dates (see Note 3 to consolidated financial statements). On May 9, 1997, the Company sold the assets of its telemessaging operations (acquired through merger on November 15, 1996); therefore, results of operations for the year ended December 31, 1997 include telemessaging operations through the date of sale only. Consolidated statements of operations data excludes the operations of ProNet since the merger between the Company and ProNet was completed on December 30, 1997. Units in service at December 31, 1997, include approximately 1.3 million units acquired in the ProNet Merger.

(2) Includes the impact of one-time, non-recurring charges for the forgiveness of certain stockholder notes receivable of approximately $4.8 million in 1993, and for severance and other compensation costs incurred as part of a management reorganization charge of approximately $2.0 million in 1995.

(3) In 1993, 1994 and 1995 the Company refinanced balances outstanding under its then existing credit facilities. As a result of this refinancing the Company recorded extraordinary items of $439,000, $1.3 million and $2.7 million, respectively, representing charges to expense unamortized deferred financing costs and other costs, net of any income tax benefits, related to those credit facilities. In 1996, the Company recorded an extraordinary item for costs of approximately $3.7 million paid to purchase the A+ Network 11 7/8% senior subordinated notes outstanding. Additionally, the Company incurred breakage fees of approximately $1.7 million associated with the termination of two interest rate swap agreements in 1995. Costs associated with this termination have been included in interest and other income (expense) in the 1995 statement of operations.

(4) EBITDA (earnings before interest, taxes, depreciation and amortization, and certain one-time charges), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of financial performance in the paging industry; EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which the Company's covenants are calculated under its indentures and its credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion of significant capital requirements and commitments. EBITDA excludes non-recurring charges for the forgiveness of certain stockholder notes receivable of approximately $4.8 million in 1993, and approximately $2.0 million incurred as part of a management reorganization charge in 1995.

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

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations (synergies), are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the paging and wireless communications industry; pricing pressures which could affect demand for the Company's services; changes in labor, equipment and capital costs; future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

OVERVIEW

     Metrocall is currently the second largest paging company in the United States based on number of subscribers, with more than 4.0 million pagers in service at December 31, 1997. Since December 31, 1994, the Company has added approximately 3.3 million subscribers through acquisitions and internal growth, including approximately 1.3 million added from the merger with ProNet Inc. ("ProNet") completed on December 30, 1997. Results of operations reflect the results of operations of Parkway Paging, Inc. ("Parkway"), Satellite Paging and Message Network (collectively, "Satellite"), A+ Network, Inc. ("A+ Network") and Page America Group, Inc. ("Page America") from the date of such acquisitions in July 1996, August 1996, November 1996 and July 1997, respectively. Results of operations for the year ended December 31, 1997 exclude the operations of ProNet since the merger was completed at year end. Further, results of operations reflect the operations of the Company's telemessaging business until its sale on May 9, 1997. Net revenues and operating income derived from telemessaging operations during 1997 were approximately $3.7 million and $100,000, respectively.

     The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs.

     The Company's average monthly paging revenue per unit ("ARPU") for the years ended December 31, 1995, 1996 and 1997 was $9.15, $8.01 and $8.25,
respectively. The increase in ARPU during 1997 is related to a number of factors including the merger with A+ Network in November 1996 (A+ Network's ARPU was higher than Metrocall's ARPU), general service rate increases, the changing distribution mix described below and increased sales of enhanced paging services including alphanumeric services. ARPU is expected to decline in 1998 with the addition of ProNet (primarily because a greater portion of ProNet's revenues are derived from resellers). In order to increase penetration and utilization of its Nationwide Network, the Company emphasizes a number of distribution channels characterized by lower ARPU, such as resellers, with correspondingly lower costs. In addition, in order to offset declines in ARPU and to capitalize on growth of paging and other wireless messaging services, the Company has expanded its channels of distribution to include Company owned and operated retail stores, strategic partnerships and alliances, internet sales, among others; with each distribution channel focusing on the sale rather than lease of pagers. Some of these channels tend to have higher ARPU's than the Company's strategic partners and typical resellers, who purchase service in quantity at wholesale rates. Furthermore, the Company has been successful in marketing enhanced services, such as nationwide paging services, voice mail and other ancillary services for its strategic partners and other alliances.

     The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that leases pagers from the Company. During the year ended December 31, 1997, the Company's capital expenditures totaled $69.9 million. These expenditures included approximately $40.3 million for pagers, which in turn included an increase to pagers on hand and net increases and maintenance to the pager base. The Company expects capital expenditures for the year ending December 31, 1998 to be approximately $80.0 million. The Company's focus is now on integrating ProNet, increasing ARPU's, lowering operating costs, increasing utilization of its Nationwide Network and emphasizing distribution channels through which pagers are sold rather than leased in order to reduce future capital expenditures.

     The definitions below relate to the discussion of the Company's results of operations that follows.

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

     - General and administrative expenses: include executive management, accounting, office telephone, repairs and maintenance, management information systems, rent and employee benefits.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net revenues (total revenues less the net book value of products sold) represented by certain items in the Company's Consolidated Statements of Operations and certain other information for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1995       1996       1997(2)
                                                        --------   ---------   ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(1)(2):
  Revenues:
     Service, rent and maintenance....................     96.7%        96.7%       96.3%
     Product sales....................................     19.6         20.2        15.2
     Net book value of products sold..................    (16.3)       (16.9)      (11.5)
                                                         ------        -----       -----
          Net revenues................................    100.0        100.0       100.0
                                                         ------        -----       -----
  Operating expenses:
     Service, rent and maintenance....................     28.6         29.9        29.5
     Selling and marketing............................     16.4         18.9        19.8
     General and administrative.......................     25.9         25.7        23.6
     Depreciation and amortization....................     33.1         45.4        35.3
     Management reorganization charge.................      2.1           --          --
                                                         ------        -----       -----
  Loss from operations................................     (6.1)       (19.9)       (8.2)
  Interest and other income (expense).................      0.3         (0.5)        0.1
  Interest expense....................................    (13.1)       (15.9)      (14.0)
  Loss before extraordinary item......................    (18.3)       (35.4)      (20.2)
  Loss attributable to common stockholders............    (21.1)%      (38.9)%     (23.2)%
OTHER DATA:
  Units in service (end of period)(2).................  944,013    2,142,351   4,030,836
  EBITDA (in thousands)(3)............................  $27,771    $  32,751   $  70,469
  EBITDA margin(3)(4).................................     29.1%        25.5%       27.2%
  ARPU(5).............................................  $  9.15    $    8.01   $    8.25
  Average monthly operating cost per unit(6)..........  $  6.71    $    6.28   $    6.47

---------------
(1) Consolidated statement of operations data includes the results of operations of acquired companies from their respective date of acquisition only. On May 9, 1997, the Company sold the assets of its telemessaging operations (acquired through merger on November 15, 1996); therefore, results of operations for the year ended December 31, 1997 include telemessaging operations through the date of sale only.

(2) Consolidated statement of operations data excludes the operations of ProNet Inc. ("ProNet") since the merger between the Company and ProNet was completed on December 30, 1997. Units in service at December 31, 1997, include approximately 1.3 million units acquired in the ProNet Merger.

(3) EBITDA (earnings before interest, taxes, depreciation and amortization and certain one-time charges), while not a measure under GAAP, is a standard measure of financial performance in the paging industry; EBITDA should not be considered in isolation or as an alternative to net income (loss), income
    (loss) from operations, cash flows from operating activities or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which the Company's covenants are calculated under its indentures and its credit facility. See "-- Liquidity and Capital Resources" for discussion of significant capital requirements and commitments. EBITDA excludes one-time, non-recurring charges for severance and other compensation costs of approximately $2.0 million incurred as a part of a management reorganization charge in 1995.

(4) EBITDA margin is calculated by dividing (a) EBITDA by (b) the sum of (total revenues less the net book value of products sold).

(5) ARPU (average monthly paging revenue per unit) is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. ARPU calculation excludes revenues derived from non-paging services such as telemessaging, long distance and cellular telephone.

(6) Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. For this calculation, operating expenses exclude a non-recurring charge of approximately $2.0 million incurred as a part of a management reorganization in 1995.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH DECEMBER 31, 1996

     Total revenues increased approximately $139.4 million from $150.0 million for the year ended December 31, 1996 ("1996") to $289.4 million for the year ended December 31, 1997 ("1997"). Service, rent and maintenance revenues increased approximately $125.9 million from $124.0 million in 1996 to $249.9 million in 1997. The increase in revenues is attributed to greater service revenues due to the growth of pagers from 2,142,351 at December 31, 1996 to 4,030,836 at December 31, 1997 including approximately 1.3 million subscribers acquired in the ProNet Merger. Monthly ARPU for paging services increased from $8.01 per unit in 1996 to $8.25 per unit in 1997 due to the merger with A+ Network in November 1996, general service rate increases, the shift in the Company's sales mix from primarily direct distribution channels, especially the direct sales force, to indirect channels and Company-owned retail stores, and the sale of enhanced paging services. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others.

     Product sales increased $13.6 million from $25.9 million in 1996 to $39.5 million in 1997, and decreased as a percentage of total revenues from 17.3% in 1996 to 13.6% in 1997. Net book value of products sold increased approximately $8.3 million from $21.6 million in 1996 to $29.9 million in 1997 principally due to the increase in product sales, partially offset by increased depreciation expense. Pagers are classified as property and depreciated from the date of acquisition. The gross margin on products sold increased from 16.6% in 1996 to 24.1% in 1997.

     Average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) increased from $6.28 per unit in 1996 to $6.47 per unit in 1997. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $38.1 million from $38.3 million in 1996 to $76.4 million in 1997 and decreased as a percentage of net revenues from 29.9% in 1996 to 29.5% in 1997. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of Parkway ($1.4 million), Satellite ($2.0 million), A+ Network ($27.2 million) and Page America ($3.0 million) completed during 1996 and 1997. Additional increases are primarily attributable to increased site rental costs ($3.1 million) and increased personnel costs ($1.7 million) partially offset by reductions in third party carrier costs ($1.9 million). The Company has ceased paying local exchange carriers in the Company's various service areas for any facilities used by those local exchange carriers to transport local calls to the Company's local paging networks pursuant to the Telecommunications Act of 1996 (the "Telecom Act") and the FCC's rules regarding local transport which reduced third party carriers costs by approximately $8.2 million. The Company has filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. The total value of credits receivable from these local exchange carriers at December 31, 1997 was approximately $12.1 million. Monthly service, rent and maintenance expense per unit increased from $2.52 per unit in 1996 to $2.62 per unit in 1997.

     Selling and marketing expenses increased approximately $27.1 million, from $24.2 million in 1996 to $51.3 million in 1997, and increased as a percentage of net revenues from 18.9% in 1996 to 19.8% in 1997. The increase in selling and marketing expenses was primarily associated with the 1996 and 1997 acquisitions, which added new sales offices and retail locations. Selling and marketing expenses attributed to the acquired companies are Parkway ($0.9 million), Satellite ($0.8 million), A+ Network ($23.1 million) and Page America ($1.2 million). Additional increases are associated with the increased sales staff and related costs ($1.5 million) and increased advertising and promotional costs ($0.1 million). Monthly selling and marketing expense per unit increased from $1.59 per unit in 1996 to $1.76 per unit in 1997, due primarily to increases in the Company's sales force as a result of acquisitions in new geographic areas. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage. The Company is reviewing the performance of acquired retail stores and may close some stores if performance is inadequate.

     General and administrative expenses increased $28.2 million from $33.0 million in 1996 to $61.2 million in 1997 and decreased as a percentage of net revenues from 25.7% in 1996 to 23.6% in 1997. General and administrative expenses attributed to the acquired companies are Parkway ($0.4 million), Satellite ($1.2 million), A+ Network ($18.1 million) and Page America ($1.1 million). General and administrative expenses also increased primarily due to increased expenses for billing, credit and collection activities ($3.4 million) and additional operational and administrative personnel ($3.7 million). Monthly general and administrative expense per unit decreased from $2.17 per unit in 1996 to $2.09 per unit in 1997. On a per unit basis, general and administrative expenses may decline as additional synergies are gained from the Company's 1996 and 1997 acquisitions.

     Depreciation and amortization increased approximately $33.5 million from $58.2 million in 1996 to $91.7 million in 1997 and decreased as a percentage of net revenues from 45.4% in 1996 to 35.3% in 1997. The increase in total depreciation expense resulted primarily from depreciation on increased subscriber paging equipment and other plant and operating equipment. Amortization increased substantially during 1997 due to the amortization of goodwill and other intangibles recorded in the 1996 and 1997 acquisitions and is expected to increase further in 1998 primarily due to the ProNet Merger. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for 1997 by approximately $2.6 million.

     Interest expense increased approximately $15.8 million, from $20.4 million in 1996 to $36.2 million in 1997. Interest expense increased due to a higher average level of debt during 1997 primarily associated with the financing of the 1996 and 1997 acquisitions. Interest expense is expected to increase to approximately $60.0 million in 1998 based on outstanding borrowings at December 31, 1997.

     In November 1996, the Company issued 159,600 shares of Series A Convertible Preferred Stock ("Series A Preferred") with a stated value of $250 per share for total proceeds of $39.9 million. Further, on July 1, 1997, the Company issued 1,500 shares of Series B Junior Convertible Preferred Stock ("Series B Preferred") in connection with the Page America acquisition with a stated value of $15.0 million. The Series A and Series B Preferred bear dividends at 14% of the stated value per year. Dividends on the Series A and Series B Preferred may be paid in either cash or additional shares of the respective series of preferred stock, at the Company's option. Preferred dividends recorded during 1997 were approximately $7.8 million. All preferred dividends were paid in additional shares of preferred stock. In November 1996, in connection with the A+ Network merger, the Company issued indexed Variable Common Rights ("VCRs") to former A+ Network stockholders. The VCRs expired without value in November 1997.

     Loss attributable to common stockholders increased $10.3 million from $49.9 million in 1996 to $60.2 million in 1997 primarily due to increased interest expense ($15.8 million) and preferred dividends ($7.0 million) partially offset by a decrease in loss from operations of $4.2 million and an increase in income tax benefit ($3.8 million).

     EBITDA increased approximately $37.7 million to $70.5 million in 1997 from $32.8 million in 1996. As a percentage of net revenues, EBITDA increased from 25.5% in 1996 to 27.2% in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH DECEMBER 31, 1995

     Total revenues increased approximately $39.1 million from $110.9 million in the year ended December 31, 1995 ("1995") to approximately $150.0 million for the year ended December 31, 1996 ("1996"). Net revenues increased approximately $33.0 million, or 34.6% from $95.3 million in 1995 to $128.3 million in 1996. The increase is attributable to greater service revenues due to the growth of pagers in service from 944,013 at December 31, 1995 to 2,142,351 at December 31, 1996. The Parkway, Satellite and A+ Network acquisitions, completed in July 1996, August 1996 and November 1996, respectively, added approximately 900,000 pagers to the Company's subscriber base. Operations of the acquired companies are included in the results of operations from their respective acquisition dates. ARPU for paging services has declined from $9.15 in 1995 to $8.01 in 1996 due primarily to the increase in the base of customers serviced through indirect channels (which generally have lower ARPU due to volume discounts) and an overall decline in monthly rates of approximately 6.6% during 1996. On a pro forma basis, assuming each of the acquisitions occurred on January 1, 1996, the ARPU for paging services (excluding long distance, telemessaging and cellular services) is estimated to have been $8.52 and $8.21 per month for the year and quarter ended December 31, 1996. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

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

     Service, rent and maintenance expenses increased approximately $11.0 million from $27.3 million in 1995 to $38.3 million in 1996 and increased as a percentage of net revenues from 28.6% in 1995 to 29.9% in 1996. The Company estimates that this overall increase in service, rent and maintenance expenses is primarily attributable to the acquisitions of Parkway Paging ($1.1 million), Satellite ($1.2 million), and A+ Network ($2.4 million) and increased carrier line costs paid to third party service providers ($2.8 million), increased transmitter site rental costs associated with expanded system coverage ($1.7 million) and increased personnel costs ($1.7 million). On a per unit basis, monthly service, rent and maintenance expenses decreased from $2.71 in 1995 to $2.52 in 1996 as a result of combining operations for greater efficiencies. On a pro forma basis, assuming that all acquisitions were completed as of January 1, 1996, the Company's average monthly service, rent and maintenance expense per unit in service is estimated to have been approximately $2.55 for 1996 and $2.33 for the quarter ended December 31, 1996.

     Selling and marketing expenses increased approximately $8.5 million from $15.7 million in 1995 to $24.2 million in 1996 and increased as a percentage of net revenues from 16.4% in 1995 to 18.9% in 1996. The Company estimates this increase in selling and marketing expenses is primarily associated with the acquisitions of Parkway Paging ($0.7 million), Satellite ($0.5 million), and A+ Network ($2.6 million) and in part due to increased personnel costs, including salaries and commissions, ($3.6 million), advertising and promotion ($0.7 million), rents ($0.2 million) and travel expenses ($0.2 million). Monthly selling and marketing expenses per unit have increased slightly from $1.55 in 1995 to $1.59 in 1996, due primarily to increasing the Company's sales force as a result of acquisitions in new geographic areas for the Company. Selling and marketing expenses may increase as a percentage of revenue as the Company continues to increase markets and expand geographic coverage. On a pro forma basis, assuming that all acquisitions were completed as of January 1, 1996, the Company's average monthly selling and marketing expense per unit in service for the year and quarter ended December 31, 1996 is estimated to have been approximately $1.77 and $1.68, respectively.

     General and administrative expenses increased approximately $8.4 million from $24.6 million in 1995 to $33.0 million in 1996 and decreased as a percentage of net revenues from 25.9% in 1995 to 25.7% in 1996. The

Company estimates that this increase in general and administrative expenses is primarily attributable to the acquisitions of Parkway Paging ($0.3 million), Satellite ($0.5 million) and A+ Network ($3.7 million) from their respective acquisition dates, offset by synergies resulting from the reduction of duplicative functions, and in part due to increased expenses for collection activities ($0.6 million), professional services, including legal and accounting fees, ($1.2 million) and general corporate expenses ($2.1 million), including personnel, taxes and maintenance. Monthly general and administrative expenses per unit have decreased from $2.45 in 1995 to $2.17 in 1996. On a pro forma basis, assuming that all acquisitions were completed as of January 1, 1996, the Company's average monthly general and administrative expense per unit in service for the year and quarter ended December 31, 1996 is estimated to have been approximately $2.73 and $2.62, respectively.

     EBITDA increased approximately $5.0 million from $27.8 million in 1995 to $32.8 million in 1996. As a percentage of net revenues, EBITDA decreased from 29.1% in 1995 to 25.5% in 1996.

     Depreciation and amortization increased approximately $26.7 million from $31.5 million in 1995 to $58.2 million in 1996 and increased as a percentage of net revenues from 33.1% to 45.4% for 1995 and 1996, respectively. The Company estimates that the increase in total depreciation expense resulted from depreciation on additional pagers in service ($12.2 million) and paging equipment ($2.7 million), other operating equipment ($3.4 million) and depreciation of assets acquired in the acquisitions of Parkway, Satellite Paging and Message Network and A+ Network ($2.0 million). Amortization increased substantially during 1996 due to the amortization of goodwill and other intangibles recorded in the acquisitions completed in 1996. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for 1996 by approximately $1.3 million.

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

     The Company's loss attributable to common stockholders increased approximately $29.8 million from $20.1 million in 1995 to $49.9 million in 1996. The increase in the loss attributable to common stockholders is primarily attributable to increased depreciation and amortization expense and increased interest costs in 1996. The Company's net losses are expected to continue for additional periods in the future. In addition, the Page America acquisition may result in increased net losses as a result of additional depreciation and amortization and interest expense attributable to the Page America transaction and borrowings to pay the cash portion of the purchase price. In November 1996, the Company issued $39.9 million of Series A Preferred together with warrants to acquire approximately 2.9 million shares of the Company's common stock with an exercise price of $7.40 per share. The Series A Preferred bears dividends at 14% of the stated value per year. Total dividends accrued but unpaid at December 31, 1996 were approximately $698,000. The total value allocated to the warrants, $7.9 million or $2.70 per share, will be accreted over the term of the Series A Preferred as preferred dividends. Since the issuance of the Series A Preferred, accretion of the allocated value of the warrants was approximately $82,000.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share are identical. Options to purchase 3,470,655 shares of common stock with exercise prices ranging from $1.035 to $22.125 per share and warrants to purchase 2,915,250 shares of common stock with an exercise price of $7.40 per share outstanding at December 31, 1997 were not included in the computation of diluted loss per share as their effect would be antidilutive. Implementation of SFAS No. 128 did not have a material effect on the Company's consolidated results of operations or financial position.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Metrocall believes that SFAS No. 130 will not have a material effect on the Company's consolidated results of operations or financial position.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of certain selected information about operating segments in interim financial reports. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Metrocall believes that SFAS No. 131 will not have a material effect on the Company's consolidated results of operations or financial position, but has not yet determined the impact on its current segment reporting.

Year 2000 Compliance

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. Many of the Company's computer systems, including the Company's primary billing system, have been enhanced to meet Year 2000 compliance. The Company is continuing to review other computer systems, specifically as they relate to recent mergers and acquisitions, and is developing plans for addressing the remaining Year 2000 compliance issues in 1998. The expense associated with these plans cannot presently be determined, but could be material.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require substantial funds to finance the growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets and acquisition of other wireless communications companies. Further cash requirements also include debt service, working capital and general corporate requirements.

     The Company financed its internal growth in 1996 and 1997 through its operating cash flow, the use of available cash, borrowings under the Company's credit facility, and a senior subordinated notes offering, discussed below. Net cash provided by operating activities increased from $14.0 million for the year ended December 31, 1995 to $15.6 million for the year ended December 31, 1996. Net cash provided by operating activities further increased to $27.2 million for the year ended December 31, 1997.

     At December 31, 1997, the Company had a working capital deficit of approximately $24.6 million and has experienced such working capital deficits in prior periods. Pursuant to the Page America acquisition and the ProNet Merger, the Company assumed certain current liabilities of Page America and ProNet. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility to fund estimated working capital requirements.

     Cash flows used in investing activities in 1997 were primarily to fund purchases of property and equipment and acquisitions including Page America and ProNet (primarily transaction related fees and severance costs). Capital expenditures were approximately $62.1 million and $69.9 million for the years ended December 31, 1996 and 1997, respectively. Capital expenditures for 1997 included approximately $40.3 million for pagers, including increases in pagers on hand and net increases and maintenance to the subscriber base. The balance of capital expenditures included $12.1 million for information systems and computer related equipment, $13.6 million for network construction and development and $4.0 million for general purchases, including leasehold improvements and office equipment. Additionally, during 1997 the Company received proceeds of approximately $11.0 million from the sale of the assets of its telemessaging operations acquired in connection with the A+ Network merger in November 1996.

     Cash flows used in investing activities in 1996 were primarily to fund purchases of property and equipment and complete the acquisitions of Parkway, Satellite and A+ Network. The Company experienced much greater capital expenditure requirements in 1996 compared with 1995 due to the completion of the Company's Nationwide Network, the expansion and upgrading of the Company's management information, database and customer service systems and increased pager placements. In June 1996, the Company completed a cash offer for approximately 4.4 million shares of the outstanding common stock of A+ Network for $91.8 million. In July and August 1996, the Company acquired Parkway and Satellite, respectively. The acquisitions of Parkway and Satellite were financed primarily with cash payments totaling approximately $45 million and the issuance of shares of Metrocall common stock.

     Cash flows provided by financing activities for 1997 included borrowings under the Company's credit facility of $164.3 million, primarily to fund working capital requirements, capital expenditures and to fund the acquisition of Page America and the ProNet Merger. The Company expects that its capital expenditures for 1998 (including the effects of the ProNet Merger) will be approximately $80.0 million. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. Future additional cash requirements include debt service costs, primarily interest. Cash flows from financing activities also included the proceeds of a senior subordinated notes offering in October 1997, as discussed in more detail below. The net proceeds of the offering of approximately $193.0 million were used to repay outstanding indebtedness under the Company's credit facility.

     Cash flows provided by financing activities for 1996 included payments on long-term debt of approximately $25.5 million. Borrowings under the Company's credit facility increased by approximately $194.9 mil-lion primarily for the acquisitions of Parkway ($28.0 million), Satellite ($17.0 million) and the purchase of A+ Notes ($122.5 million) and other working capital requirements. In November 1996, the Company sold Series A Preferred to a group of investors. Net proceeds were approximately $38.3 million, of which $25.0 million was used to repay debt under the Company's credit facility. In July 1997, the Company issued Series B Preferred with a stated value of $15.0 million as partial consideration for the Page America Acquisition. Dividends on the Series A Preferred and Series B Preferred may be paid in either cash or additional shares of Series A Preferred or Series B Preferred, as the case may be, at the Company's option. The Company does not currently expect to pay cash dividends on the Series A Preferred or Series B Preferred. Further, Metrocall is required to redeem all outstanding shares of Series A Preferred and Series B Preferred (including dividend shares) in November 2008 and July 2009, respectively, unless the holders have previously converted such shares to Metrocall common stock.

     Subject to certain conditions, the Company may borrow up to $300.0 million under its credit facility. At December 31, 1997, approximately $141.2 million was outstanding, and the Company borrowed an additional $6.0 million in January 1998. As of December 31, 1997, approximately $49.3 million of additional borrowings were available to the Company under its credit facility.

     Management believes that funds generated by the Company's operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements, and to fund the Company's existing operations for the foreseeable future.

SENIOR SECURED CREDIT FACILITY

     In October 1997, the Company and its bank lenders executed an amended and restated credit agreement (the "Metrocall Credit Facility"). Under the amended and restated credit agreement, subject to certain conditions, the Company may borrow up to $300.0 million under two loan facilities. The first facility is a $175.0 million reducing revolving credit facility, and the second facility is a $125.0 million reducing term credit facility. At December 31, 1997, a total of approximately $141.2 million was outstanding under the Metrocall Credit Facility. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of December 31, 1997, approximately $49.3 million of additional borrowings were available to the Company under its credit facility. The credit facility has a remaining term of seven years and is secured by substantially all the assets of the Company. Required quarterly repayments begin on March 31, 2000 and continue through December 31, 2004.

     The Metrocall Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 through December 31, 1998 and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each case, as such terms are defined in the agreement relating to the amended and restated credit facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by the Company during the term of the credit facility. The Metrocall Credit Facility also prohibits certain changes in ownership control of the Company, as defined, during the term of the credit facility.

     In connection with amendments made during 1997, and the Metrocall Credit Facility, the Company paid fees to its bank lenders of approximately $1.3 million. These fees have been deferred and will be amortized over the remaining term of the credit facility as interest expense.

     Management believes that funds generated by the Company's operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund the Company's existing operations for the foreseeable future. While there are no current outstanding commitments, the Company will continue to evaluate strategic acquisition targets in the future. Potential future acquisitions would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration to be given and the availability of financing. Such potential acquisitions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company.

SENIOR SUBORDINATED NOTES

     In October 1997, the Company sold $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "1997 Notes") in a private placement (the "Notes Offering"). The 1997 Notes bear interest, payable semi-annually on January 15 and July 15, at a rate of 9.75% per year and mature on November 1, 2007. The Notes are callable beginning November 1, 2002. The 1997 Notes are unsecured obligations of the Company, subordinated to all present and future senior indebtedness of the Company. The Company used the net proceeds from the Notes Offering, approximately $193.0 million, to repay outstanding indebtedness under its credit facility. Pursuant to an exchange offer that was completed in March 1998, the 1997 Notes were registered under the Securities Act.

     The 1997 Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The 1997 Notes may be redeemed, in whole or in part, at any time on or after November 1, 2002, at the option of the Company. The following redemption prices, plus any accrued and unpaid interest to, but not including, the applicable redemption date, are applicable to any optional redemption of the 1997 Notes by the Company during the 12-month period beginning on November 1 of the years indicated below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2002........................................................   104.8750%
2003........................................................   102.4375
2004 and thereafter.........................................   100.0000

     In the event of a change of control of the Company, as defined, each holder of the 1997 Notes will have the right, at such holder's option, to require the Company to repurchase that holder's 1997 Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

RECENT ACQUISITIONS

  Page America Group, Inc.

     On July 1, 1997, the Company acquired substantially all of the assets of Page America Group, Inc. and its subsidiaries ("Page America") and assumed substantially all of Page America's accounts payable and certain obligations under various office and equipment leases. Page America received (a) approximately $25.0 million in cash, (b) 1,500 shares of Series B Junior Convertible Preferred Stock with a liquidation value of $15.0 million and (c) 3,911,856 shares of the Company's common stock. The Company financed the cash portion of the purchase price, including transaction fees and expenses, with borrowings under its credit facility. The Page America acquisition was accounted for as a purchase for financial reporting purposes.

  ProNet Inc.

     On December 30, 1997, The Company completed the merger of ProNet with and into Metrocall (the "ProNet Merger"), pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997. Under the terms of the ProNet Merger, Metrocall issued 0.90 shares of Metrocall common stock for each share of ProNet common stock, or approximately 12.3 million shares of Metrocall common stock (including 900,000 shares to be issued in 1998 as settlement of certain ProNet litigation). In connection with the ProNet Merger, the Company assumed ProNet's $100.0 million in 11 7/8% senior subordinated notes, due in 2005 and refinanced indebtedness outstanding, including accrued interest and bank fees, under ProNet's credit facility with borrowings under the Metrocall Credit Facility. The ProNet Merger has been accounted for as a purchase for financial reporting purposes.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     The ability of the Company to meet its debt service and other obligations will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. Management believes that funds generated from the Company's operations and funds available under its credit facility will be sufficient to meet projected capital expenditures and debt service requirements and to fund the Company's operations for the foreseeable future. Management plans to continue to expand the Company's geographic service areas through internal growth and will continue to evaluate potential strategic acquisition targets in the future which may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company. Additionally, the following important factors, among others, could cause the Company's operating results and financial condition to differ materially from those indicated or suggested by forward looking statements made in this annual report.

  Substantial Indebtedness

     At December 31, 1997, the Company had outstanding approximately $599.9 million in long term debt consisting of bank loans, senior subordinated notes, mortgage indebtedness and capital leases. The Company increased its borrowings outstanding under its credit facility by $6.0 million in January 1998 primarily to fund working capital requirements. Additionally, the Company expects to incur additional indebtedness (in the form of draws under the Metrocall Credit Facility) to meet working capital needs and other purposes. This substantial indebtedness, along with the net losses and working capital deficits sustained by the Company in recent periods, may have consequences for the Company, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's cash flows from operations will be required to be dedicated to the payment of the Company's interest expense; (iii) indebtedness under the Metrocall Credit Facility bears interest at floating rates, which causes the Company to be vulnerable to increases in interest rates; (iv) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage although it believes that it currently is less leveraged than its major competitors; and (v) the Company may be more vulnerable in the event of a downturn in its business or in general economic conditions. In addition, the ability of the Company to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to Metrocall.

  Possible Impact of Competition and Technological Change

     The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among providers of numeric messaging services, which account for the substantial majority of the Company's revenues. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources than Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers have announced their intention to market paging services jointly with other telecommunications services.

     The wireless communications industry is characterized by rapid technological change. Future technological advances in the wireless communications industry could create new services or products competitive with the paging and wireless messaging services provided, or to be developed, by Metrocall. Recent and proposed regulatory changes by the FCC are aimed at encouraging such services and products.

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

     Technological change also may affect the value of the pagers owned by Metrocall and leased to its subscribers. If Metrocall's subscribers requested more technologically advanced pagers, Metrocall could incur additional capital expenditures if it were required to replace pagers leased to its subscribers.

  History of Net Losses

     Metrocall has sustained net losses of $20.1 million, $49.1 and $52.5 million for the years ended December 31, 1995, 1996 and 1997. No assurance can be given that losses can be reversed in the future. In addition, at December 31, 1997, Metrocall's accumulated deficit was approximately $157.0 million and Metrocall had a deficit in working capital of $24.6 million. Metrocall's business requires substantial funds for capital expenditures and acquisitions that result in significant depreciation and amortization charges. Additionally, substantial levels of borrowing, which will result in significant interest expense, are expected to be outstanding in the foreseeable future. Accordingly, net losses are expected to continue to be incurred in the future. There can be no assurance that Metrocall will be able to operate profitably at any time in the future.

  Litigation

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. Also, Metrocall has asked the FCC to resolve these complaints within the five month statutory deadline for complaint proceedings established under the Telecom Act.

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

  Intangible Assets

     At December 31, 1997, the Company's total assets of $1,087.0 million included net intangible assets of approximately $787.0 million. Intangible assets include FCC licenses and certificates, customer lists, debt financing costs, goodwill and certain other intangibles. Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing and competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangible assets including goodwill could be reduced materially in the future. Because a majority of the Company's assets are intangible, the assets of the Company would not be sufficient to repay all of the Company's indebtedness in the event secured creditors foreclose on the assets pledged to them.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   F-2
Financial Statements:
     Consolidated Balance Sheets, December 31, 1996 and
      1997..................................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1995, 1996 and 1997..........   F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended December 31, 1995, 1996 and 1997....   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1995, 1996 and 1997..........   F-6
     Notes to Consolidated Financial Statements.............   F-7
Financial Statement Schedule:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................  F-29
     Schedule II Valuation and Qualifying Accounts..........  F-30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998, (the "1998 Proxy Statement") under the caption "Election of Directors -- Information as to Nominees and Continuing Directors."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, of each director and executive officer of Metrocall and all directors and executive officers as a group is incorporated by reference from the 1998 Proxy Statement under the caption "Beneficial Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are included in Part II Item 8.

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   F-2
Financial Statements:
     Consolidated Balance Sheets, December 31, 1996 and
      1997..................................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1995, 1996 and 1997..........   F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended December 31, 1995, 1996 and 1997....   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1995, 1996 and 1997..........   F-6
     Notes to Consolidated Financial Statements.............   F-7
Financial Statement Schedule:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................  F-29
     Schedule II Valuation and Qualifying Accounts..........  F-30

     All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     (b) Reports on Form 8-K

          A report dated October 1, 1997, regarding proposed private placement offering of senior subordinated debt, filed with the Commission on October 8, 1997.

          A report dated October 16, 1997, regarding agreement to sell senior subordinated notes in a private placement, filed with the Commission on October 23, 1997.

          A report dated November 15, 1997, regarding the termination of variable common rights, filed with the Commission on November 25, 1997.

     (c) Exhibits

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Metrocall, as amended.(g)
  3.3     Sixth Amended and Restated Bylaws of Metrocall.(g)
  4.1     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995 including form of
          Notes.(h)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(i)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(j)
  4.4     Second Supplemental Indenture dated November 15, 1996, for
          A+ Notes.(j)
  4.5     Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997, including form of Notes.(k)
  4.6     Indenture for ProNet Inc. 11 7/8% Senior Subordinated Notes
          due 2005 ("ProNet Notes") dated June 15, 1995.(t)
 10.1     Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc.
          ("Metrocall") dated as of January 30, 1997.(a)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.2     Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(a)
 10.3     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series A Convertible Preferred Stock of
          Metrocall(b)
 10.4     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series B Junior Convertible Preferred Stock of
          Metrocall(c)
 10.5     Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(d)
 10.6     Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(d)
 10.7     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia.(d)
 10.8     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet Inc. ("ProNet")(e)
 10.9     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet Inc. and certain stockholders of Metrocall
          listed therein.(e)
 10.10    Option Agreement dated as of August 8, 1997, between
          Metrocall and ProNet(e)
 10.11    Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and ProNet(f)
 10.12    Agreement and Plan of Merger dated as of May 16, 1996,
          between Metrocall and A+ Network, Inc.(u)
 10.13    Amendment to Agreement and Plan of Merger between Metrocall and A+ Network, Inc.(l)
 10.14    Shareholders' Option Sale Agreement dated as of May 16, 1996 between Metrocall and certain shareholders of A+ Network,
          Inc. listed therein.(u)
 10.15    Metrocall Stockholders Voting Agreement dated as of May 16,
          1996 between A+ Network, Inc. and certain stockholders of
          Metrocall listed therein.(u)
 10.16    Agreement and Plan of Merger entered into effective May 16,
          1996 between A+ Network, Inc. ("ACOM"), a Louisiana
          corporation to be formed as a wholly-owned subsidiary of
          ACOM, Radio and Communications Consultants, Inc., Advanced
          Cellular Telephone, Inc., Leroy Faith, Sr. and Eddie Ray
          Faith, DeWayne Faith and Leroy Faith Jr.(l)
 10.17    Agreement of Merger by and among Metrocall, PPI Acquisition
          Corp., Parkway Paging, Inc., certain shareholders of Parkway
          Paging, Inc., and George W. Bush, dated February 26,
          1996.(v)
 10.18    Asset Purchase Agreement by and among O.R. Estman, Inc.
          d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message
          Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D.
          Bloomgren and Metrocall, dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(v)
 10.19    Amendment to Asset Purchase Agreement dated as of August 30,
          1996 by and among O.R. Estman, Inc. d/b/a Satellite Paging,
          Dana Paging, Inc. d/b/a Message Network, Bertman M. Wachtel,
          Edward R. Davalos and Kevan D. Bloomgren, and Metrocall.(w)
 10.20    Employment Agreement between Metrocall and William L.
          Collins, III.(l)
 10.21    Employment Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.22    Employment Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.23    Change of Control Agreement between Metrocall and William L.
          Collins, III.(l)
 10.24    Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.25    Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.26    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and Jackie R. Kimzey.(m)
 10.27    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and David J. Vucina.(m)
 10.28    Letter Agreement dated August 8, 1997, between Metrocall and
          Jackie R. Kimzey.(m)
 10.29    Letter Agreement dated August 8, 1997, between Metrocall and
          David J. Vucina.(m)
 10.30    Letter Agreement dated August 8, 1997, between Metrocall and
          Jan E. Gaulding.(m)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.31    Letter Agreement dated August 8, 1997, between Metrocall and
          Mark A. Solls.(m)
 10.32    Letter Agreement dated August 8, 1997, between Metrocall and
          Jeffery A. Owens.(m)
 10.33    Amendment to Employment Agreement between Metrocall and
          William L. Collins, III.(s)
 10.34    Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(s)
 10.35    Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(s)
 10.36    Directors' Stock Option Plan, as amended.(n)
 10.37    Metrocall 1996 Stock Option Plan.(z)
 10.38    Metrocall 1996 Stock Option Plan, as amended.(n)
 10.39    Metrocall Amended Employee Stock Purchase Plan.(r)
 10.40    Variable Common Rights Agreement between Metrocall and First
          Union National Bank of Virginia, Rights Agent, dated as of
          November 15, 1996, including Form of Certificate
          representing Variable Common Rights.(o)
 10.41    Unit Purchase Agreement dated as of November 15, 1996, among
          Metrocall and Certain Purchasers.(p)
 10.42    Warrant Agreement dated as of November 15, 1996, between
          Metrocall and the First National Bank of Boston, Warrant
          Agent.(p)
 10.43    Second Amended and Restated Loan Agreement dated as of
          October 21, 1997, among Metrocall, the financial
          institutions signatory thereto, and Toronto-Dominion
          (Texas), Inc., as Administrative Agent.(q)
 10.44    Registration Rights Agreement, dated October 21, 1997
          between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp.
          and Nationsbank Montgomery Securities, Inc.(g)
 10.45    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)
 10.46    Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)
 10.47    Agreement dated May 16, 1996 among Metrocall and Ray D.
          Russenberger and Elliott H. Singer regarding voting for
          director.(u)
 10.48    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Ray D. Russenberger.(u)
 10.49    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliott H. Singer.(u)
 10.50    Employment Agreement dated May 16, 1996 between Metrocall
          and Charles A. Emling III.(u)
 11.1     Statement re computation of per share earnings.
 21.1     Subsidiaries of Metrocall, Inc.
 23.2     Consent of Arthur Andersen LLP, as independent public
          accountants for Metrocall.
 27.1     Financial Data Schedule.

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

(d) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on July 14, 1997.

(e) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on August 12, 1997.

(f) Incorporated by reference to Metrocall's Current Report on Form 8-K, as amended, filed with the Commission on September 8, 1997.

(g) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-44329), filed with the Commission on January 15, 1998.

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

(r) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(s) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.

(t) Incorporated by reference to ProNet's Current Report on Form 8-K filed with the Commission on July 5, 1995.

(u) Incorporated by reference to Metrocall's Tender Offer Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.

(v) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed with the Commission on May 15, 1996.

(w) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on September 13, 1996, as amended on October 1, 1996.

(x) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(y) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

(z) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1998.

                                          METROCALL, INC.

                                          By:    /s/ RICHARD M. JOHNSTON
                                            ------------------------------------
                                                    Richard M. Johnston
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
           /s/ RICHARD M. JOHNSTON             Chairman of the Board                   March 28, 1998
---------------------------------------------
             Richard M. Johnston

         /s/ WILLIAM L. COLLINS, III           Vice Chairman of the Board, President,  March 31, 1998
---------------------------------------------  Chief Executive Officer and Director
           William L. Collins, III

            /s/ VINCENT D. KELLY               Chief Financial Officer, Executive      March 31, 1998
---------------------------------------------  Vice President, and Treasurer
              Vincent D. Kelly                 (Principal Financial and Accounting
                                               Officer)

           /s/ HARRY L. BROCK, JR.             Director                                March 30, 1998
---------------------------------------------
             Harry L. Brock, Jr.

            /s/ SUZANNE S. BROCK               Director                                March 28, 1998
---------------------------------------------
              Suzanne S. Brock

            /s/ ELLIOTT H. SINGER              Director                                March 24, 1998
---------------------------------------------
              Elliott H. Singer

           /s/ RAY D. RUSSENBERGER             Director                                March 31, 1998
---------------------------------------------
             Ray D. Russenberger

         /s/ FRANCIS A. MARTIN, III            Director                                March 31, 1998
---------------------------------------------
           Francis A. Martin, III

          /s/ RONALD V. APRAHAMIAN             Director                                March 31, 1998
---------------------------------------------
            Ronald V. Aprahamian

              /s/ RYAL R. POPPA                Director                                March 31, 1998
---------------------------------------------
                Ryal R. Poppa

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ MICHAEL GREENE                Director                                March 31, 1998
---------------------------------------------
               Michael Greene

            /s/ ROYCE R. YUDKOFF               Director                                March 31, 1998
---------------------------------------------
              Royce R. Yudkoff

            /s/ JACKIE R. KIMZEY               Director                                March 31, 1998
---------------------------------------------
              Jackie R. Kimzey

           /s/ EDWARD E. JURGERMAN             Director                                March 24, 1998
---------------------------------------------
             Edward E. Jurgerman

              /s/ MAX D. HOPPER                Director                                March 31, 1998
---------------------------------------------
                Max D. Hopper

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................    F-2
Consolidated Balance Sheets, December 31, 1996 and 1997.....    F-3
Consolidated Statements of Operations for the three years
  ended December 31, 1995, 1996 and 1997....................    F-4
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1995, 1996 and 1997........    F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1995, 1996 and 1997....................    F-6
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited the accompanying consolidated balance sheets of Metrocall, Inc., and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrocall, Inc., and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Washington D.C.
February 9, 1998
(except with respect to the matters
discussed under Source One Wireless,
Inc. and Americom Paging Corporation
in Note 9 as to which the date is
March 26, 1998)

                        METROCALL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1997
                                                              --------   ----------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,917   $   24,896
  Accounts receivable, less allowance for doubtful accounts
     of $2,961 and $6,843 as of December 31, 1996 and 1997,
     respectively...........................................    20,905       30,208
  Prepaid expenses and other current assets.................     5,681       18,372
                                                              --------   ----------
          Total current assets..............................    37,503       73,476
                                                              --------   ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................    12,694       16,364
  Furniture, office equipment and vehicles..................    29,742       46,588
  Paging and plant equipment................................   188,236      276,993
  Less -- Accumulated depreciation and amortization.........   (77,260)    (115,357)
                                                              --------   ----------
                                                               153,412      224,588
                                                              --------   ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $20,926 and $58,352 as of December 31, 1996
  and 1997, respectively....................................   452,639      787,003
OTHER ASSETS................................................     3,023        1,947
                                                              --------   ----------
TOTAL ASSETS................................................  $646,577   $1,087,014
                                                              ========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    700   $      952
  Accounts payable..........................................    17,194       35,160
  Accrued expenses and other current liabilities............    18,940       46,141
  Deferred revenues and subscriber deposits.................     7,936       15,854
                                                              --------   ----------
          Total current liabilities.........................    44,770       98,107
CAPITAL LEASE OBLIGATIONS, less current maturities (Note
  6)........................................................     3,244        4,282
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities (Note 6).......................................   171,314      142,173
SENIOR SUBORDINATED NOTES (Note 6)..........................   152,534      452,534
DEFERRED INCOME TAX LIABILITY...............................    76,687      155,930
MINORITY INTEREST IN PARTNERSHIP............................       499          510
                                                              --------   ----------
          Total liabilities.................................   449,048      853,536
                                                              --------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 9)
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 159,600
  and 182,726 shares issued and outstanding as of December
  31, 1996 and 1997, respectively and a liquidation
  preference of $40,598 and $46,481 at December 31, 1996 and
  December 31, 1997, respectively (Note 8)..................    31,231       37,918
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative;
  par value $.01 per share; 9,000 shares authorized; zero
  and 1,579 shares issued and outstanding as of December 31,
  1996 and 1997, respectively and a liquidation preference
  of $0 and $16,064 at December 31, 1996 and 1997,
  respectively (Note 8).....................................        --       16,064
STOCKHOLDERS' EQUITY (Notes 3 and 8):
  Common stock, par value $.01 per share; 80,000,000 shares
     authorized; 24,521,135 and 40,548,414 shares issued and
     outstanding as of December 31, 1996 and 1997,
     respectively...........................................       245          405
  Additional paid-in capital................................   262,827      336,076
  Accumulated deficit.......................................   (96,774)    (156,985)
                                                              --------   ----------
                                                               166,298      179,496
                                                              --------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $646,577   $1,087,014
                                                              ========   ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1995         1996         1997
                                                           ----------   ----------   ----------
REVENUES:
  Service, rent and maintenance..........................  $   92,160   $  124,029   $  249,900
  Product sales..........................................      18,699       25,928       39,464
                                                           ----------   ----------   ----------
          Total revenues.................................     110,859      149,957      289,364
  Net book value of products sold........................     (15,527)     (21,633)     (29,948)
                                                           ----------   ----------   ----------
                                                               95,332      128,324      259,416
OPERATING EXPENSES:
  Service, rent and maintenance..........................      27,258       38,347       76,428
  Selling and marketing..................................      15,656       24,228       51,327
  General and administrative.............................      24,647       32,998       61,192
  Depreciation and amortization..........................      31,504       58,196       91,699
  Management reorganization charge (Note 5)..............       2,050           --           --
                                                           ----------   ----------   ----------
                                                              101,115      153,769      280,646
                                                           ----------   ----------   ----------
          Loss from operations...........................      (5,783)     (25,445)     (21,230)
INTEREST AND OTHER INCOME (EXPENSE)......................         314         (607)         156
INTEREST EXPENSE.........................................     (12,533)     (20,424)     (36,248)
                                                           ----------   ----------   ----------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM....     (18,002)     (46,476)     (57,322)
INCOME TAX BENEFIT.......................................         595        1,021        4,861
                                                           ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEM...........................     (17,407)     (45,455)     (52,461)
EXTRAORDINARY ITEM: Write-off of unamortized debt
  financing costs in 1995 and costs of debt refinancing
  in 1996, net of tax benefit (Note 6)...................      (2,695)      (3,675)          --
                                                           ----------   ----------   ----------
          Net loss.......................................     (20,102)     (49,130)     (52,461)
PREFERRED DIVIDENDS (Note 8).............................          --         (780)      (7,750)
                                                           ----------   ----------   ----------
  Loss attributable to common stockholders...............  $  (20,102)  $  (49,910)  $  (60,211)
                                                           ==========   ==========   ==========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
Basic and diluted loss per share before extraordinary
  item attributable to common stockholders...............  $    (1.49)  $    (2.84)  $    (2.22)
Basic and diluted extraordinary item, net of income tax
  benefit................................................       (0.23)       (0.23)          --
                                                           ----------   ----------   ----------
Basic and diluted loss per share attributable to common
  stockholders...........................................  $    (1.72)  $    (3.07)  $    (2.22)
                                                           ----------   ----------   ----------
Weighted-average common shares outstanding...............  11,668,140   16,252,782   27,086,654
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               ADDITIONAL
                                                      COMMON    PAID-IN     ACCUMULATED
                                                      STOCK     CAPITAL       DEFICIT      TOTAL
                                                      ------   ----------   -----------   --------
BALANCE, December 31, 1994..........................   $106     $ 94,792     $ (26,762)   $ 68,136
  MetroPaging acquisition purchase price adjustment
     (Note 3).......................................     --         (105)           --        (105)
  Exercise of stock options.........................     --           46            --          46
  Net proceeds from public offering (Note 8)........     40      106,938            --     106,978
  Compensation on amendment of stock options in
     management reorganization (Note 5).............     --          285            --         285
  Net loss..........................................     --           --       (20,102)    (20,102)
                                                       ----     --------     ---------    --------
BALANCE, December 31, 1995..........................    146      201,956       (46,864)    155,238
  Issuance of shares in employee stock purchase plan
     (Note 8).......................................     --          110            --         110
  Shares issued in Satellite acquisition (Note 3)...     18       10,408            --      10,426
  Exercise of stock options (Note 8)................     --            5            --           5
  Shares issued in merger with A+ Network (Note 3)..     81       42,477            --      42,558
  Warrants issued in connection with Series A
     Convertible Preferred Stock (Note 8)...........     --        7,871            --       7,871
  Preferred dividends (Note 8)......................     --           --          (780)       (780)
  Net loss..........................................     --           --       (49,130)    (49,130)
                                                       ----     --------     ---------    --------
BALANCE, December 31, 1996..........................    245      262,827       (96,774)    166,298
  Issuance of shares in employee stock purchase plan
     (Note 8).......................................      1          429            --         430
  Adjustment to shares issued in Satellite
     acquisition....................................      1         (213)           --        (212)
  Shares issued in acquisition of Radio and
     Communications Consultants, Inc. and Advanced
     Cellular Telephone, Inc. (Note 3)..............      5        2,899            --       2,904
  Issuance of shares in acquisition of Page America
     (Note 3).......................................     39       18,787            --      18,826
  Exercise of stock options (Note 8)................     --            2            --           2
  Shares issued in ProNet Merger (Note 3)...........    114       51,345            --      51,459
  Preferred dividends (Note 8)......................     --           --        (7,750)     (7,750)
  Net loss..........................................     --           --       (52,461)    (52,461)
                                                       ----     --------     ---------    --------
BALANCE, December 31, 1997..........................   $405     $336,076     $(156,985)   $179,496
                                                       ====     ========     =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(20,102)  $ (49,130)  $ (52,461)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................    31,504      58,196      91,699
     Compensation on amendment of stock options in
       management reorganization............................       285          --          --
     Amortization of debt financing costs...................       595         620       1,152
     Decrease in deferred income taxes......................      (686)     (1,483)     (5,400)
     Write-off of deferred acquisition costs................        --         388          --
     Minority interest in loss of investments...............        --         207          --
     Writedown of equity investment.........................        --         238         240
     Loss (gain) on sale of equipment.......................         3      (1,188)         --
     Extraordinary item.....................................     2,695       3,675          --
  Changes in current assets and liabilities, net of effects
     from acquisitions:
     Accounts receivable....................................    (3,554)     (2,626)     (1,408)
     Prepaid expenses and other current assets..............    (1,070)     (1,579)     (5,331)
     Accounts payable.......................................     2,050       5,841         372
     Deferred revenues and subscriber deposits..............    (1,458)      2,126      (2,481)
     Other current liabilities..............................     3,738         323         784
                                                              --------   ---------   ---------
          Net cash provided by operating activities.........    14,000      15,608      27,166
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired..........        --    (260,600)   (113,466)
  Proceeds from sale of telemessaging operations............        --          --      11,000
  Purchases of property and equipment, net..................   (44,058)    (62,110)    (69,935)
  Additions to intangibles..................................    (1,895)     (3,853)     (5,070)
  Other.....................................................     1,425      (1,341)      1,042
                                                              --------   ---------   ---------
          Net cash used in investing activities.............   (44,528)   (327,904)   (176,429)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................   107,024         115         432
  Net proceeds from preferred stock offering (Note 8).......        --      38,323          --
  Proceeds from long-term debt..............................   163,000     194,904     364,261
  Principal payments on long-term debt......................  (113,790)    (25,464)   (194,222)
  Debt tender and consent solicitation costs................        --      (3,675)         --
  Deferred debt financing costs.............................    (4,984)     (4,562)     (7,240)
  Increase (decrease) in minority interest in partnership...        79          (2)         11
                                                              --------   ---------   ---------
          Net cash provided by financing activities.........   151,329     199,639     163,242
                                                              --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   120,801    (112,657)     13,979
CASH AND CASH EQUIVALENTS, beginning of period..............     2,773     123,574      10,917
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $123,574   $  10,917   $  24,896
                                                              ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND RISK FACTORS

     Metrocall, Inc. and subsidiaries (the "Company" or "Metrocall"), is a provider of local, regional and nationwide paging and other wireless messaging services in the United States. The Company's selling efforts are concentrated in five operating regions: (i) the Northeast (Massachusetts through Delaware), (ii) the Mid-Atlantic (Maryland, Delaware and the Washington, D.C. metropolitan area), (iii) the Southeast (including Virginia, the Carolinas, Georgia, Florida, Alabama, Mississippi and Tennessee), (iv) the Southwest (primarily Louisiana and Texas), (v) the Mid-West (including Illinois, Indiana and Wisconsin) and (vi) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage to over 1,000 cities representing the top 100 Standard Metropolitan Statistical Areas.

  Risks and Other Important Factors

     The Company sustained net losses of $20.1 million, $49.1 million and $52.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company's loss from operations for the year ended December 31, 1997 was $21.2 million. In addition, at December 31, 1997, the Company has an accumulated deficit of approximately $157.0 million and a deficit in working capital of $24.6 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communication companies. At December 31, 1997, the Company had incurred approximately $599.9 million in long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of December 31, 1997, approximately $49.3 million of additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility as well as availability of financing in the capital markets.

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. Many of the Company's computer systems, including the Company's primary billing system, have been enhanced to meet Year 2000 compliance. The Company is continuing to review other computer systems, specifically as they relate to recent mergers and acquisitions, and is developing plans for addressing the remaining Year 2000 compliance issues in 1998. The expense associated with these plans cannot presently be determined, but could be material.

     The Company is also subject to certain additional risks and uncertainties including changes in technology, business integration, competition and regulation.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     In addition to Metrocall, the accompanying consolidated financial statements include the accounts of Metrocall's 61% interest in Beacon Peak Associates Ltd. ("Beacon Peak"), Metrocall's 20% interest in Beacon Communications Associates ("Beacon Communications"), and Metrocall of Virginia, Inc. and

                        METROCALL, INC. AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     The minority interest in Beacon Peak is $499,000 and $510,000 as of December 31, 1996 and 1997, respectively. Beacon Communications had a partnership deficit as of December 31, 1996, and accordingly, the minority interest is not recognized in the accompanying consolidated financial statements.

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

  Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                                              YEARS
                                                              -----
Buildings and leasehold improvements........................  10-31
Furniture and office equipment..............................  5-10
Vehicles....................................................   3-5
Subscriber paging equipment.................................   3-5
Transmission and plant equipment............................  5-12

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

  Intangible Assets

     Intangible assets, net of accumulated amortization, consist of the following at December 31, 1996 and 1997 (dollars in thousands):

                                                  DECEMBER 31,       AMORTIZATION
                                               -------------------    PERIOD IN
                                                 1996       1997        YEARS
                                               --------   --------   ------------
State certificates and FCC licenses..........  $217,914   $312,873     5-40
Goodwill.....................................   180,454    191,550    15-25
Customer lists...............................    40,945    264,489     2-6
Debt financing costs.........................     8,890     14,979     8-12
Other........................................     4,436      3,112     3-7
                                               --------   --------
                                               $452,639   $787,003
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

     Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC recorded in the acquisitions of FirstPAGE USA, Inc., and MetroPaging, Inc., from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for the year ended December 31, 1996 and 1997, by approximately $1.3 million and $2.6 million, respectively.

  Loss Per Common Share Attributable to Common Stockholders

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue

                        METROCALL, INC. AND SUBSIDIARIES

2.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical (see Note 8).

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

3.  MERGERS, ACQUISITIONS AND DISPOSITIONS

     Presented below is a summary of the Company's mergers and acquisitions completed in 1996 and 1997. All transactions have been accounted for as purchases for financial reporting purposes and their results of operations are included in the statements of operations from their respective acquisition dates.

  Parkway Paging, Inc. ("Parkway")

     On July 16, 1996, the Company acquired all the outstanding common stock of Parkway for cash and the assumption of certain long-term obligations together totaling approximately $28.0 million. The acquisition was financed through drawings under the Company's credit facility.

  Satellite Paging and Message Network (collectively, "Satellite")

     On August 30, 1996, the Company acquired substantially all the assets of Satellite for approximately $17.0 million in cash, the assumption of certain liabilities and the issuance of shares of the Company's Common Stock. The Company issued 1,845,954 shares of Metrocall Common Stock. The cash paid in the acquisition was financed through drawings under the Company's credit facility.

  A+ Network, Inc. ("A+ Network")

     On November 15, 1996, the Company completed its merger with A+ Network of Pensacola, Florida pursuant to an Agreement and Plan of Merger dated May 16, 1996. The total purchase price was approximately $286.4 million, consisting of approximately 8.1 million shares of the Company's Common Stock, $.01 par value ("Common Stock") valued at approximately $42.6 million ($5.25 per share), 8.1 million indexed Variable Common Rights ("VCRs") valued at zero, approximately $91.8 million paid in a cash tender offer completed in July 1996, indebtedness refinanced under the Company's existing credit facility of approximately $122.5 million, and other assumed indebtedness, estimated future liabilities and transaction fees. Deferred income tax liabilities of approximately $57.4 million were recorded in the merger.

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

                        METROCALL, INC. AND SUBSIDIARIES

3.  MERGERS, ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

     Cash payments made in the A+ Network merger were financed through the Company's credit facility.

  Page America Group, Inc. ("Page America")

     On July 1, 1997, the Company acquired substantially all the assets of Page America and subsidiaries. The total purchase price of approximately $63.7 million included consideration of approximately $25.0 million in cash, 1,500 shares of Series B Junior Convertible Preferred Stock (see Note 6) having a value upon liquidation of $15.0 million, 3,911,856 shares of Common Stock and assumed liabilities and transaction fees and expenses of approximately $4.9 million. The cash portion of the purchase price including fees and expenses was funded through borrowings under the Company's credit facility.

  ProNet Inc. ("ProNet")

     On December 30, 1997, the Company completed the merger of ProNet with and into Metrocall (the "ProNet Merger"), pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997. Under the terms of the ProNet Merger, Metrocall issued 0.90 shares of Common Stock for each share of ProNet common stock, or approximately 12.3 million shares of Common Stock (including 900,000 shares to be issued in 1998 as settlement of certain ProNet litigation). In connection with the ProNet Merger, the Company assumed ProNet's $100.0 million in 11 7/8% senior subordinated notes, due in 2005 and refinanced indebtedness outstanding, including accrued interest and bank fees, under ProNet's credit facility with borrowings under the Metrocall credit facility.

     The purchase prices for the Parkway, Satellite, A+ Network, Page America and ProNet transactions have been allocated as follows (in thousands):

                                         1996 ACQUISITIONS              1997 ACQUISITIONS
                                  --------------------------------   ------------------------
                                  PARKWAY   SATELLITE   A+ NETWORK   PAGE AMERICA    PRONET
                                  -------   ---------   ----------   ------------   ---------
Plant and equipment.............  $ 1,606    $ 1,425     $ 55,790      $  2,610     $  60,381
Accounts receivable and other
  assets........................      931      1,170       21,040           846        15,310
Noncompete agreements...........        1         --        2,503            --            --
Customer lists..................    2,795      2,920       25,646        29,533       205,582
FCC licenses and state
  certificates..................   19,536     20,506      115,913        29,759        71,475
Goodwill........................   13,618      3,514      122,893            --        18,403
Liabilities assumed.............     (680)      (932)     (23,192)      (28,467)     (230,026)
Direct acquisition costs........   (1,468)      (628)      (8,318)         (456)       (6,277)
Deferred income tax liability...   (8,932)        --      (57,424)           --       (83,389)
                                  -------    -------     --------      --------     ---------
                                  $27,407    $27,975     $254,851      $ 33,825     $  51,459
                                  =======    =======     ========      ========     =========

     The purchase price allocations for 1997 acquisitions may be subject to adjustment for changes in estimates related to costs to be incurred to close duplicate facilities and to settle pending legal and other contingencies. The resolution of these matters is not expected to have a material impact on the Company's financial condition or its results of future operations.

     The unaudited pro forma information presented below reflects the acquisitions of Parkway, Satellite, A+ Network, Page America and ProNet as if each had occurred on January 1, 1996. The results are not

                        METROCALL, INC. AND SUBSIDIARIES

3.  MERGERS, ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

necessarily indicative of future operating results or of what would have occurred had the acquisitions actually been consummated on that date (in thousands, except per share data).

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1996       1997
                                                          --------   --------
Revenues................................................  $372,926   $387,051
Loss attributable to common stockholders before
  extraordinary item....................................  (156,668)  (134,298)
Loss attributable to common stockholders................  (160,343)  (134,298)
Loss per share attributable to common stockholders
  before extraordinary item.............................     (3.78)     (3.24)
Loss per share attributable to common stockholders......     (3.87)     (3.24)

  Radio and Communications Consultants, Inc.

     On February 5, 1997, the Company acquired 100% of the outstanding common stock of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC") by means of a merger of Metrocall of Shreveport, Inc., a wholly owned subsidiary of Metrocall formed to effect the merger with RCC. The merger was financed through the issuance of 494,279 shares of the Common Stock, approximately $800,000 in cash and assumed liabilities of approximately $200,000. The Company also recorded a deferred tax liability of approximately $1.3 million in connection with this transaction. The RCC acquisition has been accounted for as a purchase for financial accounting purposes.

  Disposition of Telemessaging Assets

     On May 9, 1997, the Company completed the sale of the assets of the telemessaging business acquired in the merger with A+ Network in November 1996 pursuant to the terms of an Asset Purchase Agreement (the "Asset Purchase Agreement") between Metrocall and Procommunications, Inc. dated April 30, 1997. Pursuant to the terms of the Asset Purchase Agreement, the Company received proceeds totaling $11.0 million in cash. For the period from January 1, 1997 through the date of disposition, the telemessaging business generated net revenues of approximately $3.7 million and operating income of approximately $0.1 million. No gain or loss was recognized upon the sale for financial reporting purposes as net assets sold approximated the net proceeds received.

                        METROCALL, INC. AND SUBSIDIARIES

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     The amounts included in prepaid expenses and other current assets at December 31, 1996 and 1997 are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1996      1997
                                                            ------    -------
Refunds due (local exchange carriers).....................  $1,129    $12,116
Inventory.................................................      --      2,663
Prepaid advertising.......................................   1,490      1,603
Deposits..................................................      --      1,151
Prepaid insurance.........................................     243        205
Prepaid rents.............................................     118        142
Interest receivable.......................................      18         21
Prepaid taxes.............................................     969         17
Other.....................................................   1,714        454
                                                            ------    -------
                                                            $5,681    $18,372
                                                            ======    =======

     Pursuant to the Telecommunications Act of 1996 (the "Telecom Act") and consistent with the FCC's local transport rules, the Company has ceased paying local exchange carriers ("LECs"), including a number of the Regional Bell Operating Companies ("RBOCs"), in the Company's various service areas for any facilities used by those LECs to transport local calls to the Company's local paging networks. The Company has also notified the LECs that it expects to receive credit from each LEC, for any such local transport charges assessed against the Company by that LEC since November 1, 1996, the effective date for the FCC's rules governing local transport. As of December 31, 1996 and 1997, the Company had recorded credits receivable from the LECs related to such local transport charges of approximately $1.1 million and $12.1 million, respectively. These LEC receivables represent management's estimate, subject to significant revision, of amounts management believes are fully realizable. These LEC receivables have been classified as Prepaid Expenses and Other Current Assets in the accompanying balance sheets as of December 31, 1996 and 1997 (see Note 9).

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     The amounts included in other current liabilities at December 31, 1996 and 1997 are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1996      1997
                                                            -------   -------
Accrued severance, payroll and payroll taxes..............  $ 8,684   $13,729
Accrued acquisition liabilities...........................    1,200    13,579
Accrued interest payable..................................    4,522     9,461
Accrued state and local taxes.............................    1,616     2,955
Accrued insurance claims..................................    1,224     1,616
Other.....................................................    1,694     4,801
                                                            -------   -------
                                                            $18,940   $46,141
                                                            =======   =======

  Management Reorganization

     In January 1996, the Company completed a management reorganization. Under the reorganization, the Company's Chairman of the Board was replaced and the Company's Chief Executive Officer resigned.

                        METROCALL, INC. AND SUBSIDIARIES

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES -- (CONTINUED)

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

6.  LONG-TERM LIABILITIES

  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1996       1997
                                                          --------   --------
10 3/8% Senior subordinated notes due in 2007 (the "1995
  Notes")...............................................  $150,000   $150,000
 9 3/4% Senior subordinated notes due in 2007 (the "1997
  Notes")...............................................        --    200,000
11 7/8% Senior subordinated notes due in 2005 (the "A+
  Notes")...............................................     2,534      2,534
11 7/8% Senior subordinated notes due in 2005 (the
  "ProNet Notes").......................................        --    100,000
Credit agreement, interest at a floating rate, defined
  below, with principal payments beginning March 2000...   169,904    141,165
Industrial development revenue note, interest at 70% of
  prime rate plus 1/2% (6.3% and 6.5%, respectively),
  principal of $6 plus interest, payable monthly to
  December 2008, secured by the Company's headquarters
  building..............................................       914        572
Promissory note payable, bearing interest at 7.5%,
  principal and interest payable monthly to June 2005,
  secured by letter of credit...........................       623        567
                                                          --------   --------
                                                           323,975    594,838
Less -- Current portion.................................       127        131
                                                          --------   --------
Long-term portion.......................................  $323,848   $594,707
                                                          ========   ========

  Senior Subordinated Notes

     10 3/8% SENIOR SUBORDINATED NOTES

     In October 1995, the Company completed a public offering of $150.0 million senior subordinated notes (the "1995 Notes"), due 2007, bearing interest at 10.375% per annum, payable semiannually on April 1 and October 1. The 1995 Notes are general unsecured obligations subordinated in right to the Company's existing long-term debt and other senior obligations, as defined.

     The Company incurred total loan origination fees and other direct financing costs of approximately $5.0 million, which will be recognized as interest expense over the term of the 1995 Notes. Debt financing costs are included in intangible assets in the accompanying consolidated balance sheets as of December 31, 1996 and 1997.

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

     The 1995 Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The 1995 Notes may be redeemed at the Company's option after October 1, 2000. The following redemption prices are applicable to any optional redemption of the 1995 Notes by the Company during the 12-month period beginning on October 1 of the years indicated below:

                           YEARS                              PERCENTAGE
                           -----                              ----------
2000........................................................   105.188%
2001........................................................   103.458%
2002........................................................   101.729%
2003 and thereafter.........................................   100.000%

     In the event of a change in control of the Company, as defined, each holder of the 1995 Notes will have the right, at such holder's option, to require the Company to purchase that holder's 1995 Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase.

     9 3/4% SENIOR SUBORDINATED NOTES

     In October 1997, the Company sold $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "1997 Notes") in a private placement (the "Notes Offering"). The 1997 Notes bear interest, payable semi-annually on January 15 and July 15, at a rate of 9.75% per year and mature on November 1, 2007. The Notes are callable beginning November 1, 2002. The 1997 Notes are unsecured obligations of the Company, subordinated to all present and future senior indebtedness of the Company. The Company used the net proceeds from the Notes Offering, approximately $193.0 million, to repay outstanding indebtedness under its credit facility. Pursuant to an exchange offer that was completed in March 1998, the 1997 Notes were registered under the Securities Act.

     The 1997 Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The 1997 Notes may be redeemed, in whole or in part, at any time on or after November 1, 2002, at the option of the Company. The following redemption prices, plus any accrued and unpaid interest to, but not including, the applicable redemption date, are applicable to any optional redemption of the 1997 Notes by the Company during the 12-month period beginning on November 1 of the years indicated below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2002........................................................   104.8750%
2003........................................................   102.4375
2004 and thereafter.........................................   100.0000

     In the event of a change of control of the Company, as defined, each holder of the 1997 Notes will have the right, at such holder's option, to require the Company to repurchase that holder's 1997 Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

     11 7/8% SENIOR SUBORDINATED NOTES (THE "A+ NOTES")

     In connection with the merger with A+ Network, the Company offered to purchase all $125.0 million of A+ Network's 11 7/8% senior subordinated notes due 2005 for $1,005 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). Concurrent with the Offer, the Company solicited consents to amend the indenture governing the A+ Notes to eliminate substantially all restrictive covenants and certain related events of default contained therein in exchange for a payment of $5.00 for each $1,000 principal amount of the A+ Notes. Of the total outstanding, approximately $122.5 million of A+ Notes were validly tendered and retired. The purchase of the A+ Notes was financed under the Company's credit facility. Additionally, sufficient consents were received so that substantially all restrictive covenants and related events of default were eliminated. The principal balance of the A+ Notes untendered, approximately $2.5 million, has been assumed by the Company. Interest on the A+ Notes is payable semi-annually on May 1 and November 1. The Company incurred fees of approximately $3.7 million in connection with the tender and consent process which has been recorded as an extraordinary item for the year ended December 31, 1996.

     The A+ Notes may be redeemed at the Company's option after November 1, 2000. The following redemption prices are applicable to any optional redemption of the A+ Notes by the Company during the 12-month period beginning on November 1 of the years indicated below:

                           YEARS                              PERCENTAGE
                           -----                              ----------
2000........................................................    104.5%
2001........................................................    103.0%
2002........................................................    101.5%
2003 and thereafter.........................................    100.0%

     11 7/8% SENIOR SUBORDINATED NOTES (THE "PRONET NOTES")

     In connection with the merger with ProNet, the Company assumed all $100.0 million of ProNet's 11 7/8% senior subordinated notes due 2005. Interest on the ProNet Notes is payable semi-annually in June and December each year. The ProNet Notes are general unsecured obligations subordinated in right to the Company's existing long-term debt and other senior obligations, as defined.

     The ProNet Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain other transactions with affiliates, sell assets and engage in mergers and consolidations except under certain conditions.

     The ProNet Notes may be redeemed at the Company's option on or after June 15, 2000. The following redemption prices are applicable to any optional redemption of the ProNet Notes by the Company during the 12-month period beginning on June 15 of the years indicated below:

                           YEARS                              PERCENTAGE
                           -----                              ----------
2000........................................................   105.938%
2001........................................................   103.958%
2002........................................................   101.979%
2003 and thereafter.........................................   100.000%

     In the event of a change of control of the Company, as defined, each holder of the ProNet Notes will have the right to require that the Company repurchase such holder's ProNet Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

  Capital Lease Obligations

     In April 1994, the Company entered into a lease agreement (the "Lease Agreement") for additional office space. The Lease Agreement required initial minimum monthly rents of $37,500. In January 1997, the Company acquired additional office space under the Lease Agreement at which time monthly minimum rents increased to approximately $68,000. The Lease Agreement is treated as a capital lease for financial reporting purposes in the accompanying balance sheets. The Lease Agreement continues for an initial period of ten years and may be renewed for two additional five-year periods. In connection with the Lease Agreement, the Company entered into an Option and Purchase Agreement (the "Purchase Agreement"), which gives the Company an option to acquire a 51% interest in the property housing the office space, discussed above. The Company may exercise the option from January 2, 1995, through December 31, 1998. At the time the option is exercised, the Company, along with the owners of the remaining 49% interest in the property, will contribute the property to a general partnership for which the Company will serve as a general partner and receive a 51% equity interest. When, if ever, the Company exercises the purchase option to the Purchase Agreement, the purchase price will be approximately $2.9 million, the estimated fair market value at the date of the Lease Agreement.

     On July 1, 1996, the Company entered into a lease agreement for certain computer equipment. The lease agreement requires quarterly rental payments of approximately $115,000 for a period of three years. This lease agreement has been accounted for as a capital lease for financial reporting purposes.

     Aggregate maturities of long-term debt and capital lease obligations, excluding interest, as of December 31, 1997, are as follows (in thousands):

                                              LONG-TERM   CAPITAL LEASE
                                                DEBT       OBLIGATIONS     TOTAL
                                              ---------   -------------   --------
1998........................................  $    131       $  821       $    952
1999........................................       136          708            844
2000........................................       141          574            715
2001........................................       146          660            806
2002........................................       152          756            908
Thereafter..................................   594,132        1,584        595,716
                                              --------       ------       --------
                                              $594,838       $5,103       $599,941
                                              ========       ======       ========

  Metrocall Credit Facility

     On September 20, 1996, the Company entered into an agreement to amend and restate the loan agreement governing the Company's existing credit facility. In October 1997, the credit facility was further amended concurrent with the issuance of the 1997 Notes discussed above. Subject to certain conditions set forth in the amended agreement, the Company may borrow up to $300,000,000 under two loan facilities. The first facility ("Facility A") is a $175,000,000 reducing revolving credit facility and the second ("Facility B") is a $125,000,000 reducing term credit facility (together Facility A and Facility B are referred to as the "Metrocall Credit Facility"). The Metrocall Credit Facility has a remaining term of seven years and is secured by substantially all the assets of the Company. Required quarterly principal repayments, as defined, begin on March 31, 2000 and continue through December 31, 2004. At December 31, 1997, a total of $141.2 million was outstanding under the Metrocall Credit Facility. On January 27, 1998, the Company increased its borrowings outstanding under the Metrocall Credit Facility by $6.0 million.

     The Metrocall Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM LIABILITIES -- (CONTINUED)

exceed 6.0 to 1.0 to December 31, 1998, and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the agreement relating to the Metrocall Credit Facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall during the term of the agreement. The Metrocall Credit Facility also prohibits certain changes in ownership control of Metrocall, as defined. As of December 31, 1997, approximately $49.3 million of additional borrowings were available to the Company under its credit facility.

     Under the Metrocall Credit Facility, the Company may designate all or any portion of the borrowings outstanding as either a floating base rate advance or a Eurodollar rate advance with an applicable margin that ranges from 0.0% to 1.375% for base rate advances and 0.875% to 2.500% for Eurodollar rate advances. The predefined margins will be based upon the level of indebtedness outstanding relative to annualized cash flow, as defined in the agreement relating to the Metrocall Credit Facility. Commitment fees of 0.25% to 0.375% per year (depending on the level of Metrocall's indebtedness outstanding to annualized cash flow) will be charged on the average unused balance and will be charged to interest expense as incurred. Pursuant to the terms of the Metrocall Credit Facility, Metrocall must obtain and maintain interest rate protection on at least 50% of Metrocall's outstanding debt; all fixed rate debt, including all senior subordinated notes will count against this requirement.

     The Company incurred loan origination fees and direct financing costs in connection with the Metrocall Credit Facility and amendments thereto, of approximately $6.0 million which are being amortized and charged to interest expense over the term of the facility.

     The weighted-average balances outstanding under the Company's credit facilities for the years ended December 31, 1995, 1996 and 1997, were approximately $108,222,000, $39,902,000 and $170,049,000, respectively. The highest outstanding borrowings under these facilities for the years ended December 31, 1995, 1996 and 1997, were approximately $113,320,000, $169,904,000 and $243,904,000, respectively. For the years ended December 31, 1995, 1996 and 1997, interest expense relating to these facilities was approximately $7,630,000, $3,737,000 and $15,548,000, respectively, at weighted-average interest rates of 7.0%, 9.4% and 9.2%, respectively. The effective interest rates as of December 31, 1996 and 1997 were 8.0% and 8.2%, respectively.

  Former Credit Facility

     In connection with its 1995 Notes offering, discussed above, the Company repaid all amounts outstanding under a credit facility entered into in 1994 and terminated certain interest rate swap agreements. Accordingly, upon repayment, the Company recorded an extraordinary charge to write-off then existing unamortized debt financing costs of $2.7 million in the year ended December 31, 1995. The Company also incurred breakage fees of approximately $1.7 million associated with the termination of the interest rate swap agreements which have been recorded as interest and other income (expense) in the 1995 consolidated statement of operations.

  Promissory Note Payable

     The Company assumed indebtedness in the A+ Network merger of approximately $627,000. The promissory note is payable as consideration for an acquisition completed by A+ Network in May 1996. The promissory note bears interest at 7.5% with monthly principal and interest payments of $8,333 through June 2005.

                        METROCALL, INC. AND SUBSIDIARIES

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Company's other financial instruments are as follows (in thousands).

                                           DECEMBER 31, 1996     DECEMBER 31, 1997
                                          -------------------   -------------------
                                          CARRYING     FAIR     CARRYING     FAIR
                                           AMOUNT     VALUE      AMOUNT     VALUE
                                          --------   --------   --------   --------
10 3/8% senior subordinated notes due
  2007..................................  $150,000   $127,500   $150,000   $152,250
 9 3/4% senior subordinated notes due
  2007..................................        --         --    200,000    199,000
11 7/8% senior subordinated notes due
  2005 (A+ Notes).......................     2,534      2,331      2,534      2,534
11 7/8% senior subordinated notes due
  2005 (ProNet Notes)...................        --         --    100,000    107,000
Industrial development revenue note.....       914        780        572        522
Promissory note payable.................       623        565        568        528

8.  STOCK AND STOCK RIGHTS

     The authorized capital stock of Metrocall consists of 80,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"), of which 810,000 shares have been designated as Series A Convertible Preferred Stock ("Series A Preferred") and 9,000 shares has been designated as Series B Junior Convertible Preferred Stock ("Series B Preferred").

  Common Stock

     On September 27, 1995, the Company completed a secondary public offering of
4.0 million shares of the Common Stock (the "Secondary Offering"), at $28.25 per share. After underwriting discounts, commissions and other professional fees, net proceeds from the Secondary Offering were approximately $107.0 million.

     Because the Company holds licenses from the FCC, no more than 20 percent of the Common Stock may, in the aggregate, be owned directly, or voted by a foreign government, a foreign corporation, or resident of a foreign country. The Company's amended and restated certificate of incorporation permits the redemption of the Common Stock from stockholders, where necessary, to protect the Company's regulatory licenses. Such stock may be redeemed at fair market value or if the stock was purchased within one year of such redemption, at the lesser of fair market value or such holder's purchase price.

  Series A Preferred

     The Board of Directors has designated 810,000 shares of Preferred Stock as Series A Preferred. On November 15, 1996, the Company issued 159,600 shares of Series A Preferred, together with the warrants discussed below, for $250 per share or $39.9 million. There were 182,726 shares of Series A Preferred outstanding at December 31, 1997, including 23,126 shares issued as dividends during 1997. The Company incurred fees of approximately $1.6 million related to the issuance of the Series A Preferred. Net proceeds from the Series A Preferred Stock ($38.3 million) were used to reduce outstanding bank indebtedness

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

($25.0 million) and to fund existing working capital requirements ($13.3 million). Each share of Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of the Company's Common Stock equal to the stated value. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of Series A Preferred, at the Company's option. Upon the occurrence of a triggering event, as defined in the certificate of designation for Series A Preferred, and so long as the triggering event continues, the dividend rate increases to 16% per year. Triggering events include, among other things, (i) the Company issues or incurs indebtedness or equity securities senior with respect to payment of dividends or distributions on liquidation or redemption to the Series A Preferred in violation of limitations set forth in the certificate of designation, and (ii) default on the payment of indebtedness in an amount of $5,000,000 or more. At December 31, 1996 and 1997, accrued but unpaid dividends were approximately $698,000 and $799,000, respectively.

     Holders of Series A Preferred have the right, beginning five years from the date of issuance, to convert their Series A Preferred (including shares issued as dividends) into shares of Common Stock based on the market price of the Common Stock at the time of conversion. Series A Preferred may, at the holders' option, be converted sooner upon a change of control of Metrocall, as defined in the certificate of designation. The Series A Preferred must be redeemed on November 15, 2008, for an amount equal to the stated value plus accrued and unpaid dividends.

     The Series A Preferred may be redeemed by the Company in whole or in part (subject to certain minimums) beginning November 15, 1999. Prior to then, the Series A Preferred may be redeemed by the Company in whole in connection with a sale of the Company (as described in the Series A Preferred certificate of designation) unless the holders have exercised their rights to convert to Metrocall Common Stock in connection with the transaction. The redemption price prior to November 15, 2001, is equal to the stated value of the shares of Series A Preferred, plus accrued and unpaid dividends, and a redemption premium, as defined. After November 15, 2001, the Series A Preferred Stock may be redeemed for the stated value of $250 per share, without premium.

     Holders of Series A Preferred have the right to elect two members to the Company's Board of Directors. If a triggering event has occurred and is continuing, the holders of Series A Preferred have the right to elect additional directors so that directors elected by such holders shall constitute no less than 40% of the members of the Board of Directors. The Company is required to obtain the approval of the holders of not less than 75% of the Series A Preferred before undertaking (i) any changes in Metrocall's certificate of incorporation and Bylaws that adversely affect the rights of holders of the Series A Preferred, (ii) a liquidation, winding up or dissolution of the Company or the purchase of shares of capital stock of Metrocall from holders of over 5% of the issued and outstanding voting securities, (iii) any payment of dividends on or redemption of Common Stock; or (iv) issuance of any additional shares of Series A Preferred (except in payment of dividends) or any shares of capital stock having preferences on liquidation or dividends ranking equally to the Series A Preferred. The Company is also required to obtain approval of holders of not less than a majority of the issued and outstanding Series A Preferred before undertaking (i) any acquisition involving consideration having a value equal to or greater than 50% of the market capitalization of the Company or (ii) any sale of the Company unless Metrocall redeems the Series A Preferred.

  Series B Preferred

     The Board of Directors designated 9,000 shares of Preferred Stock as Series B Preferred Stock ("Series B Preferred"). On July 1, 1997, the Company issued 1,500 shares of Series B Preferred in connection with the Page America transaction (see Note 3). Each share of Series B Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred but senior to the shares of Metrocall Common Stock, equal to its stated value. The Series B Preferred carries a dividend of 14%

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

of the stated value per year, payable semiannually in cash or in additional shares of Series B Preferred, at the Company's option. During 1997, the Company issued 79 additional shares of Series B Preferred as dividends. Accrued but unpaid dividends on the Series B Preferred were approximately $276,000 at December 31, 1997.

     The holders of Series B Preferred have the right to convert up to 25% of the number of Series B Preferred initially issued (plus shares of Series B Preferred issued as dividends on such shares, and as dividends on such dividends) into shares of Common Stock at the current market value of the Common Stock, as defined on September 1, 1997 ($6.61 per share), December 1, 1997 ($5.85 per share), March 1, 1998 ($6.45 per share) and June 1, 1998. As of December 31, 1997, no shares of Series B Preferred had been converted into shares of Common Stock.

     The Series B Preferred must be redeemed on the twelfth anniversary of the initial issuance for an amount equal to the stated value, plus accrued and unpaid dividends. The Series B Preferred may also be redeemed by the Company in whole or in part at any time for an amount equal to the stated value of the shares to be redeemed plus accrued and unpaid dividends. If Metrocall elects to redeem Series B Preferred, the holders thereof will have the right to convert any shares of Series B Preferred that was then convertible into Metrocall Common Stock within 15 business days after receipt of notice of redemption. The Company may be limited by the terms of the Series A Preferred in completing any redemption while the Series A Preferred remains outstanding.

     The Company is required to obtain the approval of holders of a majority of the issued and outstanding Series B Preferred before undertaking (i) any changes in Metrocall's certificate of incorporation and Bylaws that adversely affect the rights of the holders of Series B Preferred and (ii) any changes in the Series B Preferred certificate of designation. The Series B Preferred also contains restrictions on the ability of Metrocall to incur any debt or issue securities (other than the Series A Preferred) that are senior to the Series B Preferred.

  Warrants

     In connection with the issuance of the Series A Preferred, discussed above, the Company issued on November 15, 1996, warrants to purchase Common Stock. Each warrant represents the right of the holder to purchase 18.266 shares of Common Stock or an aggregate of 2,915,254 shares of Common Stock. The exercise price per share is $7.40. The warrants expire November 15, 2001.

     The total value allocated to the warrants for financial reporting purposes, $7.9 million or $2.70 per share, will be accreted over the term of the Series A Preferred as preferred dividends.

STOCK OPTION PLANS

  1993 Stock Option Plan

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

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

Director"). Options issued under the Directors Plan vest fully on the six-month anniversary of the date of grant. Each Eligible Director was also granted an option to purchase 1,000 shares of Common Stock on the first and second anniversaries of the grant date of the initial option if the director continues to be an Eligible Director on each of such anniversary dates.

  1996 Stock Option Plan

     In May 1996, the Company's stockholders approved the Metrocall 1996 Stock Option Plan (as amended, the "1996 Plan"), amendments to which were approved by the stockholders in November 1996 and December 1997. Under the 1996 Plan, options to purchase up to an aggregate of 4,016,000 shares of Common Stock have been reserved for grant to key employees, officers and nonemployee directors who have never been employed by the Company ("Qualified Directors"). The 1996 Plan limits the maximum number of shares that may be granted to any person eligible under the 1996 Plan to 750,000. If any option granted under the 1996 Plan expires or terminates prior to exercise in full, the shares subject to that option shall be available for future grants under the 1996 Plan. Substantially all employees and Qualified Directors of the Company are eligible to participate in the 1996 Plan. Each option granted under the 1996 Plan will terminate no later than ten years after the date the option was granted.

     Under the 1996 Plan, both incentive stock options and nonstatutory stock options are available for grant to employees. For incentive stock options, the option price shall not be less than the fair market value of a share of Common Stock on the date the option is granted. For nonstatutory options, the option price shall not be less than the par value of Common Stock. All options granted to Qualified Directors shall be nonstatutory options. Upon approval of the 1996 Plan, each Qualified Director was granted an initial option to purchase 10,000 shares of Common Stock. Thereafter, every Qualified Director will be granted an initial option to purchase 10,000 shares of Common Stock at the time the Qualified Director commences service on the board of directors. Subsequently, each Qualified Director who received an initial grant of an option shall receive an additional option to purchase 1,000 shares of Common Stock on each anniversary of the initial option, provided that the director continues to be a Qualified Director on each anniversary date. Options granted to Qualified Directors shall become fully vested six months after the date of grant. The exercise price for options granted to Qualified Directors shall be the fair market value of Common Stock on the date the option is granted.

     In connection with the merger of Metrocall and A+ Network, Metrocall exchanged options to purchase shares of Common Stock with former A+ Network option holders. These options are fully vested and exercisable and have an exercise price of approximately $6.04 per share.

     In connection with merger of Metrocall and ProNet, Metrocall will issue options to acquire 1,212,539 shares of Common Stock under the 1996 Plan in exchange for options previously granted by ProNet and outstanding at December 30, 1997, the effective date of the ProNet Merger. These options are fully vested and exercisable with an average exercise price of approximately $6.42 per share. The Company expects to formally issue Metrocall stock options to the former ProNet optionees during early 1998 and has therefore reflected these options as outstanding as of December 31, 1997.

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

     Pursuant to the stock option plans discussed above, the Board of Directors has approved the issuances of the following Common Stock options.

                                           WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                            AVERAGE                      AVERAGE                      AVERAGE
                                           EXERCISE                     EXERCISE                     EXERCISE
YEAR ENDED DECEMBER 31,        1995          PRICE          1996          PRICE          1997          PRICE
-----------------------   --------------   ---------   --------------   ---------   --------------   ---------
Outstanding, beginning
  of period...........           529,387    $15.75            798,958    $17.75          1,747,002    $ 8.18
Granted...............           303,500     20.24            656,216     17.70            685,000      6.00
Canceled..............           (12,500)    20.10           (172,337)    18.11           (171,990)    14.16
Issued in ProNet
  Merger..............                --        --                 --        --          1,212,539      6.42
Issued in A+ Network
  merger..............                --        --            468,904      6.04
Exercised.............           (21,429)     2.21             (4,739)     1.04             (1,896)     1.04
                          --------------    ------     --------------    ------     --------------    ------
Outstanding, end of
  period..............           798,958    $17.75          1,747,002    $ 8.18          3,470,655    $ 6.84
                          ==============    ======     ==============    ======     ==============    ======
Options exercisable...           339,958                      966,417                    2,362,655
Option price range --
  options
  outstanding.........    $1.035-$22.125               $1.035-$22.125               $1.035-$22.125
Option price range --
  options
  exercisable.........    $ 1.035-$19.50               $1.035-$22.125               $1.035-$22.125

     On September 18, 1996 the Compensation Committee of the Board of Directors approved a change in the exercise price for substantially all outstanding Common Stock options for current employees and officers. The new exercise price was $7.94 per share, the fair market value on the date of the change. On February 5, 1997, the Compensation Committee of the Board of Directors approved a change in the exercise price for substantially all outstanding options for current employees, officers and directors. The new exercise price was $6.00 per share, the fair market value on the date of the change. Each repricing establishes a new measurement date for the options.

  Employee Stock Purchase Plan

     In May 1996, the Company's stockholders approved the Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). The stockholders approved an amendment to the Stock Purchase Plan in December 1997 including an increase in the number of shares authorized for issuance from 300,000 to 1,000,000 shares. Substantially all full-time employees are eligible to participate in the Stock Purchase Plan. Participants in the Stock Purchase Plan may elect to purchase shares of Common Stock at the lesser of 85% of the fair market value on either the first or last trading day of each payroll deduction period. No employee may purchase in one calendar year shares of Common Stock having an aggregate fair market value in excess of $25,000. In July 1996, 11,942 shares were issued under the Stock Purchase Plan for $9.24 per share. In January 1997 and July 1997, 34,770 shares and 74,977 shares were issued to participants in the Stock Purchase Plan at prices of $4.14 and $3.80 per share, respectively. At December 31, 1997, 48,134 shares were due participants in the Stock Purchase Plan at a price of $4.09 per share. The weighted-average fair value of shares sold in 1996 and 1997 was $6.56 per share and $4.67 per share, respectively.

                        METROCALL, INC. AND SUBSIDIARIES

8.  STOCK AND STOCK RIGHTS -- (CONTINUED)

  SFAS No. 123, "Accounting for Stock-Based Compensation"

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and stock purchase plans. Since the Company has granted options to acquire Common Stock at an exercise price equal to the fair value of the Common Stock on the date of grant, no compensation cost has been recognized for its stock option and stock purchase plans other than for approximately $285,000 of compensation expense recognized in 1995 upon amending option agreements with certain former employees (see Note 5). Had compensation cost for the Company's stock-based compensation and purchase plans been determined for 1995, 1996 and 1997 grants using the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement No. 123, the Company's loss and loss per share information would have been increased to the pro forma amounts indicated below.

                                                           1995       1996       1997
                                                         --------   --------   --------
Loss before extraordinary item              As reported  $(17,407)  $(46,235)  $(60,211)
  attributable to common stockholders.....  Pro forma     (17,779)   (49,589)   (64,802)
Loss attributable to common                 As reported   (20,102)   (49,910)   (60,211)
  stockholders............................  Pro forma     (20,474)   (53,264)   (64,802)
Loss per share before extraordinary item    As reported     (1.49)     (2.84)     (2.22)
  attributable to common stockholders.....  Pro forma       (1.52)     (3.05)     (2.39)
Loss per share attributable to common       As reported     (1.72)     (3.07)     (2.22)
  stockholders............................  Pro forma       (1.75)     (3.28)     (2.39)

     Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted-average fair value of options granted in 1995, 1996 and 1997 was $7.34, $5.89 and $4.35, respectively, after the effect of repricing discussed above. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                    1995      1996      1997
                                                  --------  --------  --------
Risk Free Rate..................................   6.43%     6.43%     5.74%
Expected Life...................................  10 years  10 years  10 years
Expected Volatility.............................   60.6%     60.6%     64.4%

9.  COMMITMENTS AND CONTINGENCIES

  Legal and Regulatory Matters

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of the Company.

  Source One Wireless, Inc.

     In April 1996, the Company entered into an agreement to purchase certain of the assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, the Company advised Source One that Source One had failed to meet certain conditions to completion of the transaction and

                        METROCALL, INC. AND SUBSIDIARIES

9.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois, claiming that the Company had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. In March 1998, by agreement of the parties, the lawsuit was dismissed and the parties agreed in principle to an equal division of the escrow account plus accrued interest.

  Americom Paging Corporation

     Contact Communications, Inc. ("Contact"), a wholly-owned subsidiary of ProNet, entered into an agreement dated May 1995 to acquire substantially all of the assets of Americom Paging Corporation ("Americom"). On July 2, 1997, two of the former principal shareholders of Americom brought an action in Texas state court seeking damages from ProNet (and subsequently Metrocall as successor in interest to ProNet), Contact and ProNet's former Chief Executive Officer in connection with the transaction. The plaintiffs alleged claims under Texas state common law and the Texas Securities Act and sought compensatory and punitive damages. Metrocall asserted counterclaims for damages for breach of the purchase agreement. In March 1998, by mutual agreement, the parties agreed to settle the action for a settlement payment by Metrocall to the plaintiffs of $2.4 million. Each party released all claims against the others, and all counterclaims were dismissed with prejudice. The settlement payment was accrued at December 31, 1997 as part of the purchase accounting in connection with ProNet Merger.

  Interconnect Complaint

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement for any past charges assessed. Also, Metrocall has asked the FCC to resolve these complaints within the five month statutory deadline for complaint proceedings established under the Telecom Act (see Note 4).

  Leases

     The Company has various leasing arrangements (as lessee) for office space and communications equipment sites. Rental expense related to operating leases was approximately $4,818,000, $8,612,000 and $21,675,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Minimum rental payments as of December 31, 1997, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

1998........................................................  $23,994
1999........................................................   18,849
2000........................................................    6,935
2001........................................................    4,242
2002........................................................    1,601
Thereafter..................................................      794
                                                              -------
                                                              $56,415
                                                              =======

     Rent expense for lease agreements between the Company and related parties for office space, tower sites and transmission systems, excluding consolidated entities, was approximately $359,000, $334,000 and $761,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                        METROCALL, INC. AND SUBSIDIARIES

9.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     The Company leases office and warehouse space from a company owned by a director of the Company. The annual rental commitment under these leases, which expire in 1998, is approximately $525,000. The Company believes the terms of these leases are at least as favorable as those that could be obtained from a non-affiliated party.

  Profit Sharing Plan and Retirement Benefits

     In 1995, the Company adopted the Metrocall, Inc. Savings and Retirement Plan (the "Plan") a combination employee savings plan and discretionary profit-sharing plan that covers substantially all full-time employees. The Plan qualifies under section 401(k) of the Internal Revenue Code (the "IRC"). Under the Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. The Company has agreed to match 25% of the employee's contribution, up to 3% of each participant's gross salary. Contributions made by the Company vest 20% per year beginning on the second anniversary of the participant's employment. Other than the Company's matching obligations, discussed above, profit sharing contributions are discretionary. The Company's expense for contributions under the Plan and the Company's previous profit sharing plan, recorded in the accompanying consolidated statements of operations were $93,000, $112,000 and $372,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

10.  EQUITY INVESTMENT

     The Company acquired a 33 1/3% interest in Solo America, a national sales and marketing distribution company. In its relationship with Solo America, the Company has agreed to advance $1 million to Solo America, payable in three installments, in exchange for Solo America's efforts to market the Company's paging products and services. Through December 31, 1997, the Company has made equity installments totaling $666,666. The Company has fully reserved against this investment in Solo America at December 31, 1997.

11.  INCOME TAXES

     As of December 31, 1997, the Company had net operating loss and investment tax credit carryforwards of approximately $244.2 million and $1.2 million, respectively, which expire in the years 1999 through 2012. The benefits of these carryforwards may be limited in the future if there are significant changes in the ownership of the Company. Net operating loss carryforwards may be used to offset up to 90 percent of the Company's alternative minimum taxable income. The provision for alternative minimum tax will be allowed as a credit carryover against regular tax in the future in the event regular tax exceeds alternative minimum tax expense. To the extent that acquired net operating losses are utilized in future periods, the benefit will first be recognized to reduce acquired intangible assets before reducing the provision for income taxes.

     Under the provisions of SFAS No. 109, the tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset for which management has reserved 100% due to the uncertainty of future taxable income. These carryforwards will provide a benefit for financial reporting purposes when utilized to offset future taxable income.

                        METROCALL, INC. AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)

     The components of net deferred tax assets (liabilities) were as follows as of December 31, 1996 and 1997 (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1996       1997
                                                         --------   ---------
Deferred tax assets:
     Allowance for doubtful accounts...................  $    502   $   1,085
     Management reorganization.........................       217       1,279
     New pagers on hand................................       971         935
     Intangibles.......................................     2,182       6,170
     Other.............................................       887       2,418
     Investment tax credit carryforward................        --       1,204
     Net operating loss carryforwards..................    48,979      97,444
                                                         --------   ---------
          Total deferred tax assets....................    53,738     110,535
                                                         ========   =========
Deferred tax liabilities:
     Basis differences attributable to purchase
       accounting......................................   (76,687)   (155,930)
     Depreciation and amortization expense.............    (9,449)    (10,184)
     Other.............................................      (143)     (1,701)
                                                         --------   ---------
          Total deferred tax liabilities...............   (86,279)   (167,815)
                                                         ========   =========
Net deferred tax liability.............................   (32,541)    (57,280)
Less: Valuation allowance..............................   (44,146)    (98,650)
                                                         --------   ---------
                                                         $(76,687)  $(155,930)
                                                         ========   =========

     The income tax benefit for the years ended December 31, 1995, 1996 and 1997, is primarily the result of the amortization of the basis differences attributable to purchase accounting and is composed of the following (in thousands):

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                       ----------------------
                                                       1995    1996     1997
                                                       ----   ------   ------
Income tax (provision) benefit
     Current --
          Federal....................................  $(36)  $   --   $   --
          State......................................   (55)    (447)    (539)
     Deferred --
          Federal....................................   597    1,277    4,698
          State......................................    89      191      702
                                                       ----   ------   ------
                                                       $595   $1,021   $4,861
                                                       ====   ======   ======

                        METROCALL, INC. AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)

     The benefit for income taxes for the years ended December 31, 1995, 1996 and 1997, results in effective rates that differ from the Federal statutory rate as follows:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                         1995    1996    1997
                                                         -----   -----   -----
Statutory Federal income tax rate......................   35.0%   35.0%   35.0%
Effect of graduated rates..............................   (1.0)   (1.0)   (1.0)
State income taxes, net of Federal tax benefit.........    2.8     4.6     5.3
Net operating losses for which no tax benefit is
  currently available..................................  (30.9)  (24.6)   (8.1)
Permanent differences..................................   (2.6)  (11.8)  (22.7)
                                                         -----   -----   -----
                                                           3.3%    2.2%    8.5%
                                                         =====   =====   =====

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company made cash payments for interest of $9.5 million, $19.1 million and $30.2 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company made cash payments for income taxes of $55,000, $264,000 and $539,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     A capital lease obligation of $3.2 million was incurred when the Company entered into a lease for new office space in 1994 (see Note 6). A capital lease obligation of $2.1 million was incurred when the Company amended its pre-existing office space lease in January 1997. In 1996, the Company executed a lease agreement for computer equipment which is treated as a capital lease obligation for financial reporting purposes of $1.1 million.

     During 1996 and 1997, the Company issued stock to effect certain acquisitions as discussed in Note 3.

13.  INTERIM FINANCIAL DATA (UNAUDITED)

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                      MARCH 31              JUNE 30            SEPTEMBER 30           DECEMBER 31
                                 ------------------   -------------------   -------------------   -------------------
                                  1996       1997       1996       1997       1996       1997       1996       1997
                                 -------   --------   --------   --------   --------   --------   --------   --------
Revenues.......................  $29,939   $ 66,753   $ 32,048   $ 70,297   $ 36,622   $ 75,019   $ 51,348   $ 77,295
Loss from operations...........   (4,770)    (4,428)    (8,093)    (5,942)    (7,118)    (5,204)    (5,464)    (5,656)
Loss before extraordinary item
  attributable to common
  stockholders.................   (7,689)   (13,308)   (10,955)   (13,913)   (14,315)   (16,020)   (13,276)   (16,970)
Loss attributable to common
  stockholders.................   (7,689)   (13,308)   (10,955)   (13,913)   (14,315)   (16,020)   (16,951)   (16,970)
Loss per share before
  extraordinary item
  attributable to common
  stockholders.................    (0.53)     (0.54)     (0.75)     (0.55)     (0.94)     (0.55)     (0.65)     (0.58)
Loss per share attributable to
  common
  stockholders.................    (0.53)     (0.54)     (0.75)     (0.55)     (0.94)     (0.55)     (0.83)     (0.58)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year. Net loss for the three months ended December 31, 1996, includes charges for extraordinary items, net of applicable tax benefit for the write-off of costs associated with the repurchase of the A+ Notes of $3,675,000 ($0.23 per share) discussed in Note 6.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Metrocall, Inc., and subsidiaries, and have issued our report thereon dated February 9, 1998 (except with respect to the matters discussed under Source One Wireless, Inc. and Americom Paging Corporation in Note 9 as to which the date is March 26, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-30 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
February 9, 1998
(except with respect to the matters discussed under Source One Wireless, Inc. and Americom Paging
Corporation in Note 9 as to which the date is March 26, 1998)

                                                                     SCHEDULE II

                        METROCALL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                     -------------------------
                                        BALANCE AT   CHARGED TO                                   BALANCE AT
                                        BEGINNING    COSTS AND                                      END OF
             DESCRIPTION                 OF YEAR      EXPENSES    ACQUIRED (1)   DEDUCTIONS (2)      YEAR
             -----------                ----------   ----------   ------------   --------------   ----------
Year ended December 31, 1997
     Allowance for doubtful
     accounts.........................    $2,961       $9,963        $4,609         $10,690         $6,843
                                          ======       ======        ======         =======         ======
Year ended December 31, 1996
     Allowance for doubtful
     accounts.........................    $  968       $4,575        $1,927         $ 4,509         $2,961
                                          ======       ======        ======         =======         ======
Year ended December 31, 1995
     Allowance for doubtful
     accounts.........................    $1,150       $3,414        $   --         $ 3,596         $  968
                                          ======       ======        ======         =======         ======

---------------

(1) Allowance for doubtful accounts acquired in 1996 for the Parkway Paging, Satellite Paging, Message Network and A+ Network and 1997 for PageAmerica and ProNet. (see Note 3 -- Notes to Consolidated Financial Statements).

(2) Deductions represent write-offs of accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Metrocall, as amended.(g)
  3.3     Sixth Amended and Restated Bylaws of Metrocall.(g)
  4.1     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995 including form of
          Notes.(h)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(i)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(j)
  4.4     Second Supplemental Indenture dated November 15, 1996, for
          A+ Notes.(j)
  4.5     Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997, including form of Notes.(k)
  4.6     Indenture for ProNet Inc. 11 7/8% Senior Subordinated Notes
          due 2005 ("ProNet Notes") dated June 15, 1995.(t)
 10.1     Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc.
          ("Metrocall") dated as of January 30, 1997.(a)
 10.2     Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(a)
 10.3     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series A Convertible Preferred Stock of
          Metrocall(b)
 10.4     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series B Junior Convertible Preferred Stock of
          Metrocall(c)
 10.5     Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(d)
 10.6     Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(d)
 10.7     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia.(d)
 10.8     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet Inc. ("ProNet")(e)
 10.9     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet Inc. and certain stockholders of Metrocall
          listed therein.(e)
 10.10    Option Agreement dated as of August 8, 1997, between
          Metrocall and ProNet(e)
 10.11    Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and ProNet(f)
 10.12    Agreement and Plan of Merger dated as of May 16, 1996,
          between Metrocall and A+ Network, Inc.(u)
 10.13    Amendment to Agreement and Plan of Merger between Metrocall and A+ Network, Inc.(l)
 10.14    Shareholders' Option Sale Agreement dated as of May 16, 1996 between Metrocall and certain shareholders of A+ Network,
          Inc. listed therein.(u)
 10.15    Metrocall Stockholders Voting Agreement dated as of May 16,
          1996 between A+ Network, Inc. and certain stockholders of
          Metrocall listed therein.(u)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.16    Agreement and Plan of Merger entered into effective May 16,
          1996 between A+ Network, Inc. ("ACOM"), a Louisiana
          corporation to be formed as a wholly-owned subsidiary of
          ACOM, Radio and Communications Consultants, Inc., Advanced
          Cellular Telephone, Inc., Leroy Faith, Sr. and Eddie Ray
          Faith, DeWayne Faith and Leroy Faith Jr.(l)
 10.17    Agreement of Merger by and among Metrocall, PPI Acquisition
          Corp., Parkway Paging, Inc., certain shareholders of Parkway
          Paging, Inc., and George W. Bush, dated February 26,
          1996.(v)
 10.18    Asset Purchase Agreement by and among O.R. Estman, Inc.
          d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message
          Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D.
          Bloomgren and Metrocall, dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(v)
 10.19    Amendment to Asset Purchase Agreement dated as of August 30,
          1996 by and among O.R. Estman, Inc. d/b/a Satellite Paging,
          Dana Paging, Inc. d/b/a Message Network, Bertman M. Wachtel,
          Edward R. Davalos and Kevan D. Bloomgren, and Metrocall.(w)
 10.20    Employment Agreement between Metrocall and William L.
          Collins, III.(l)
 10.21    Employment Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.22    Employment Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.23    Change of Control Agreement between Metrocall and William L.
          Collins, III.(l)
 10.24    Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.25    Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.26    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and Jackie R. Kimzey.(m)
 10.27    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and David J. Vucina.(m)
 10.28    Letter Agreement dated August 8, 1997, between Metrocall and
          Jackie R. Kimzey.(m)
 10.29    Letter Agreement dated August 8, 1997, between Metrocall and
          David J. Vucina.(m)
 10.30    Letter Agreement dated August 8, 1997, between Metrocall and
          Jan E. Gaulding.(m)
 10.31    Letter Agreement dated August 8, 1997, between Metrocall and
          Mark A. Solls.(m)
 10.32    Letter Agreement dated August 8, 1997, between Metrocall and
          Jeffery A. Owens.(m)
 10.33    Amendment to Employment Agreement between Metrocall and
          William L. Collins, III.(s)
 10.34    Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(s)
 10.35    Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(s)
 10.36    Directors' Stock Option Plan, as amended.(n)
 10.37    Metrocall 1996 Stock Option Plan.(z)
 10.38    Metrocall 1996 Stock Option Plan, as amended.(n)
 10.39    Metrocall Amended Employee Stock Purchase Plan.(r)
 10.40    Variable Common Rights Agreement between Metrocall and First
          Union National Bank of Virginia, Rights Agent, dated as of
          November 15, 1996, including Form of Certificate
          representing Variable Common Rights.(o)
 10.41    Unit Purchase Agreement dated as of November 15, 1996, among
          Metrocall and Certain Purchasers.(p)
 10.42    Warrant Agreement dated as of November 15, 1996, between
          Metrocall and the First National Bank of Boston, Warrant
          Agent.(p)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.43    Second Amended and Restated Loan Agreement dated as of
          October 21, 1997, among Metrocall, the financial
          institutions signatory thereto, and Toronto-Dominion
          (Texas), Inc., as Administrative Agent.(q)
 10.44    Registration Rights Agreement, dated October 21, 1997
          between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp.
          and Nationsbank Montgomery Securities, Inc.(g)
 10.45    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)
 10.46    Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)
 10.47    Agreement dated May 16, 1996 among Metrocall and Ray D.
          Russenberger and Elliott H. Singer regarding voting for
          director.(u)
 10.48    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Ray D. Russenberger.(u)
 10.49    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliott H. Singer.(u)
 10.50    Employment Agreement dated May 16, 1996 between Metrocall
          and Charles A. Emling III.(u)
 11.1     Statement re computation of per share earnings.
 21.1     Subsidiaries of Metrocall, Inc.
 23.2     Consent of Arthur Andersen LLP, as independent public
          accountants for Metrocall.
 27.1     Financial Data Schedule.

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

(d) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on July 14, 1997.

(e) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on August 12, 1997.

(f) Incorporated by reference to Metrocall's Current Report on Form 8-K, as amended, filed with the Commission on September 8, 1997.

(g) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-44329), filed with the Commission on January 15, 1998.

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

(r) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(s) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Commission on November 14, 1997.

(t) Incorporated by reference to ProNet's Current Report on Form 8-K filed with the Commission on July 5, 1995.

(u) Incorporated by reference to Metrocall's Tender Offer Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.

(v) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 filed with the Commission on May 15, 1996.

(w) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on September 13, 1996, as amended on October 1, 1996.

(x) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Commission on November 14, 1994.

(y) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886), filed with the Commission on July 12, 1993.

(z) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.