Form 10-Q
period 1998-03-31
METROCALL INC
filed 1998-05-15
CIK 906525

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                             OUTSTANDING AT MAY 1, 1998
                 -----                             --------------------------
      Common Stock, $.01 par value                         40,866,548

================================================================================

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets, December 31, 1997 and
              March 31, 1998............................................     3
            Condensed Consolidated Statements of Operations for the
              three months ended March 31, 1997 and 1998................     4
            Condensed Consolidated Statement of Stockholders' Equity for
              the three months ended March 31, 1998.....................     5
            Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 1997 and 1998................     6
            Notes to Condensed Consolidated Financial Statements........     7
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    12

PART II.    OTHER INFORMATION
  Item 1.   Legal Proceedings...........................................    19
  Item 2.   Changes in Securities.......................................    20
  Item 3.   Defaults Upon Senior Securities.............................    20
  Item 4.   Submission of Matters to a Vote of Security Holders.........    20
  Item 5.   Other Information...........................................    20
  Item 6.   Exhibits and Reports on Form 8-K............................    20
SIGNATURES..............................................................    25

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   24,896    $   14,617
  Accounts receivable, less allowance for doubtful accounts
    of $6,843 as of December 31, 1997 and $5,066 as of March
    31, 1998................................................       30,208        31,101
  Prepaid expenses and other current assets.................       18,372        22,135
                                                               ----------    ----------
         Total current assets...............................       73,476        67,853
                                                               ----------    ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       16,364        16,654
  Furniture, office equipment and vehicles..................       46,588        48,997
  Paging and plant equipment................................      276,993       288,481
  Less -- Accumulated depreciation and amortization.........     (115,357)     (127,016)
                                                               ----------    ----------
                                                                  224,588       227,116
                                                               ----------    ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $58,352 as of December 31, 1997 and $93,939
  as of March 31, 1998......................................      787,003       780,022
OTHER ASSETS................................................        1,947         2,077
                                                               ----------    ----------
TOTAL ASSETS................................................   $1,087,014    $1,077,068
                                                               ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................          952           956
  Accounts payable..........................................       35,160        24,713
  Accrued expenses and other current liabilities............       46,141        49,284
  Deferred revenues and subscriber deposits.................       15,854        16,746
                                                               ----------    ----------
         Total current liabilities..........................       98,107        91,699
                                                               ----------    ----------
CAPITAL LEASE OBLIGATIONS, net of current portion...........        4,282         4,060
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................      142,173       148,157
SENIOR SUBORDINATED NOTES, due 2005 and 2007................      452,534       452,534
DEFERRED INCOME TAX LIABILITY...............................      155,930       173,410
MINORITY INTEREST IN PARTNERSHIP............................          510           510
                                                               ----------    ----------
         Total liabilities..................................      853,536       870,370
                                                               ----------    ----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 182,726
  shares issued and outstanding as of December 31, 1997 and
  March 31, 1998, and a liquidation preference of $46,481
  and $48,080 at December 31, 1997 and March 31, 1998,
  respectively..............................................       37,918        39,714
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share; 9,000 shares authorized; 1,579
  shares issued and outstanding as of December 31, 1997 and
  March 31, 1998 and a liquidation preference of $16,064 and
  $16,616 at December 31, 1997 and March 31, 1998,
  respectively..............................................       16,064        16,616
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized
    80,000,000 shares; 40,548,414 and 40,866,548 shares
    issued and outstanding as of December 31, 1997 and March
    31, 1998, respectively..................................          405           409
  Additional paid-in capital................................      336,076       337,492
  Accumulated deficit.......................................     (156,985)     (187,533)
                                                               ----------    ----------
         Total stockholders' equity.........................      179,496       150,368
                                                               ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $1,087,014    $1,077,068
                                                               ==========    ==========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  1997            1998
                                                              -------------   -------------
                                                                       (UNAUDITED)

REVENUES:
  Service, rent and maintenance revenues....................   $    58,515     $    92,038
  Product sales.............................................         8,238          11,293
                                                               -----------     -----------
          Total revenues....................................        66,753         103,331
  Net book value of products sold...........................        (6,157)         (7,031)
                                                               -----------     -----------
                                                                    60,596          96,300
                                                               -----------     -----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses....................        14,030          23,376
  Selling and marketing.....................................        12,553          16,374
  General and administrative................................        17,723          28,544
  Depreciation..............................................        12,709          16,557
  Amortization..............................................         8,009          35,587
                                                               -----------     -----------
                                                                    65,024         120,438
                                                               -----------     -----------
          Loss from operations..............................        (4,428)        (24,138)
INTEREST EXPENSE............................................        (8,040)        (14,901)
INTEREST AND OTHER (EXPENSE) INCOME.........................           (83)            320
                                                               -----------     -----------
LOSS BEFORE INCOME TAX BENEFIT..............................       (12,551)        (38,719)
INCOME TAX BENEFIT..........................................           803          10,519
                                                               -----------     -----------
          Net loss..........................................       (11,748)        (28,200)
PREFERRED DIVIDENDS.........................................        (1,560)         (2,348)
                                                               -----------     -----------
          Loss attributable to common stockholders..........   $   (13,308)    $   (30,548)
                                                               ===========     ===========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS..............................................   $     (0.54)    $     (0.75)
                                                               ===========     ===========
Weighted-average common shares outstanding..................    24,858,397      40,866,548
                                                               ===========     ===========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                COMMON STOCK
                                             -------------------   ADDITIONAL
                                               SHARES       PAR     PAID-IN     ACCUMULATED
                                             OUTSTANDING   VALUE    CAPITAL       DEFICIT      TOTAL
                                             -----------   -----   ----------   -----------   --------
BALANCE, December 31, 1997.................  40,548,414    $405     $336,076     $(156,985)   $179,496
Issuance of shares in employee stock
  purchase plan............................      48,134       1          204            --         205
Shares issued in settlement of litigation
  related to the ProNet Merger
  (unaudited)..............................     270,000       3        1,212            --       1,215
Preferred dividends (unaudited)............          --      --           --        (2,348)     (2,348)
Net loss (unaudited).......................          --      --           --       (28,200)    (28,200)
                                             ----------    ----     --------     ---------    --------
BALANCE, March 31, 1998 (unaudited)........  40,866,548    $409     $337,492     $(187,533)   $150,368
                                             ==========    ====     ========     =========    ========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(11,748)  $(28,200)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--Depreciation and amortization....    20,718     52,144
     Amortization of debt financing costs...................       248        441
     Amortization of deferred income taxes..................    (1,320)   (10,519)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................    (2,977)      (893)
     Prepaid expenses and other current assets..............       506     (3,763)
     Accounts payable.......................................    (1,115)   (10,447)
     Accrued expenses and other current liabilities.........       758      4,357
     Deferred revenues and subscriber deposits..............     1,210        892
                                                              --------   --------
          Net cash provided by operating activities.........     6,280      4,012
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired..........      (798)        --
  Purchases of property and equipment, net..................   (14,458)   (19,085)
  Additions to intangibles..................................       (81)      (606)
  Other.....................................................     1,152       (570)
                                                              --------   --------
          Net cash used in investing activities.............   (14,185)   (20,261)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    10,000      6,000
  Principal payments on long-term debt......................      (295)      (235)
  Net proceeds from issuance of common stock................       144        205
                                                              --------   --------
          Net cash provided by financing activities.........     9,849      5,970
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,944    (10,279)
CASH AND CASH EQUIVALENTS, beginning of period..............    10,917     24,896
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 12,861   $ 14,617
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $  1,314   $  6,472
  Cash payments for income taxes............................  $    517   $     --

           See notes to condensed consolidated financial statements.

                                METROCALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
1.  ORGANIZATION AND RISK FACTORS

     Metrocall, Inc. and subsidiaries ("Metrocall" or the "Company"), is a provider of local, regional and nationwide paging and other wireless messaging services in the United States. The Company's selling efforts are concentrated in five operating regions: (i) the Northeast (Massachusetts through Delaware), (ii) the Mid-Atlantic (Maryland, Virginia and the Washington, D. C. metropolitan area), (iii) the Southeast (including Virginia, the Carolinas, Georgia, Florida, Alabama, Mississippi and Tennessee), (iv) the Southwest (primarily Louisiana and Texas) and (v) the West (primarily California, Nevada and Arizona). Through its Nationwide Network, the Company provides coverage to over 1,000 cities representing the top 100 Standard Metropolitan Statistical Areas.

  Risks and Other Important Factors

     The Company sustained net losses of $20.1 million, $49.1 million, $52.5 million and $28.2 million for each of the years ended December 31, 1995, 1996, 1997 and for the quarter ended March 31, 1998, respectively. The Company's loss from operations for the quarter ended March 31, 1998 was $24.1 million. In addition, at March 31, 1998, the Company had an accumulated deficit of $187.5 million and a deficit in working capital of $23.8 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At March 31, 1998, the Company had incurred approximately $605.7 million in long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of March 31, 1998, approximately $66.4 million of additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets.

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. Many of the Company's computer systems, including the Company's primary billing system, have been enhanced to meet Year 2000 compliance. The Company is continuing to review other computer systems, specifically as they relate to recent mergers and acquisitions, and is developing plans to address the remaining Year 2000 compliance issues in 1998. The expense associated with these plans cannot presently be determined, but could be material.

     The Company is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulation, litigation and subscriber turnover.

2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been

                                METROCALL, INC.

2.  BASIS OF PRESENTATION -- (CONTINUED)
condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles, including goodwill, regulatory licenses issued by the Federal Communications Commission ("FCC") and

                                METROCALL, INC.

3. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) subscriber bases recorded in conjunction with acquisitions from 15 years to 10 years for goodwill, from 25 years to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense for the quarter ended March 31, 1998 by approximately $6.0 million.

4.  LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical.

  Reclassifications

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period's presentation.

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Pursuant to the Telecommunications Act of 1996 (the "Telecom Act") and consistent with the FCC's local transport rules, the Company has ceased paying local exchange carriers ("LECs"), including a number of the Regional Bell Operating Companies ("RBOCs") in the Company's various service areas for any facilities used by those LECs to transport local calls to the Company's local paging networks. The Company has also notified the LECs that it expects to receive credit from each LEC for any such local transport charges assessed against the Company by that LEC since November 1, 1996, the effective date for the FCC's rules governing local transport. As of December 31, 1997 and March 31, 1998, the Company has recorded credits receivable from the LECs related to such local transport charges of approximately $12.1 million and $15.6 million, respectively. These LEC receivables represent management's estimate, subject to significant revision, of amounts management believes are fully realizable. These LEC credit receivables have been classified as Prepaid Expenses and Other Current Assets in the accompanying balance sheets as of December 31, 1997 and March 31, 1998 (see Note 8).

6.  ACQUISITION

     On December 30, 1997, The Company completed the merger of ProNet with and into Metrocall (the "ProNet Merger"), pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997. Under the terms of the ProNet Merger, Metrocall issued 0.90 shares of Metrocall common stock for each share of ProNet common stock, or approximately 12.3 million shares of Metrocall common stock (including 630,000 shares remaining to be issued in 1998 as settlement of certain ProNet litigation). In connection with the ProNet Merger, the Company assumed ProNet's $100.0 million in 11 7/8% senior subordinated notes, due in 2005 and refinanced indebtedness outstanding, including accrued interest and bank fees, under ProNet's credit facility with borrowings under the Metrocall Credit Facility. The ProNet Merger has been accounted for as a purchase for financial reporting purposes.

                                METROCALL, INC.

6.  ACQUISITION -- (CONTINUED)
     During the first quarter the Company revised its estimate of the deferred tax liability associated with the ProNet Merger and accordingly, increased the goodwill and the deferred income tax liability recorded in the ProNet Merger by $28.0 million at March 31, 1998.

7.  STOCK AND STOCK RIGHTS

  Stock Option Plans

     At December 31, 1997, 3,470,655 options were issued and outstanding with a weighted-average exercise price of approximately $6.84 per share, expiring on various dates ranging from 2003 through 2007.

     On February 4, 1998, the Board of Directors approved an amendment to the 1996 Stock Option Plan to increase the number of options issuable under the plan to approximately 6.0 million. During the quarter ended March 31, 1998, the Board of Directors approved grants of options to purchase 1,675,000 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $5.13 to $5.25 per share, a price equal to or greater than the fair market value on the date of grant.

  Employee Stock Purchase Plan

     The Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), offers eligible employees the opportunity to purchase an aggregate of 1,000,000 shares of Metrocall common stock through payroll deductions. Each eligible employee may elect to purchase shares of Metrocall common stock at the lesser of 85% of the fair market value of Metrocall common stock on either the first or last trading day for each payroll deduction period. On January 1, 1998, the Company issued 48,134 shares of Company common stock under the Stock Purchase Plan with a purchase price of approximately $4.09 per share.

8.  COMMITMENTS AND CONTINGENCIES

  Legal and Regulatory Matters

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

  Source One Wireless, Inc.

     Metrocall entered into an agreement in April 1996 to purchase certain assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, Metrocall advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that Metrocall had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. In March 1998, by agreement of the parties, the lawsuit was dismissed and the parties agreed to a settlement payment of an equal division of the escrow account plus accrued interest.

  Americom Paging Corporation

     Contact Communications, Inc. ("Contact"), a wholly-owned subsidiary of ProNet, entered into an agreement dated May 1995 to acquire substantially all of the assets of Americom Paging Corporation ("Americom"). On July 2, 1997, two of the former principal shareholders of Americom brought an action in Texas state court seeking damages from ProNet (and subsequently Metrocall as successor in interest to ProNet), Contact and ProNet's former Chief Executive Officer, in connection with the transaction. The

                                METROCALL, INC.

8. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) plaintiffs alleged claims under Texas state common law and the Texas Securities Act and sought compensatory and punitive damages. Metrocall asserted counterclaims for damages for breach of the purchase agreement. In March 1998, by mutual agreement, the parties agreed to settle the action for a settlement payment by Metrocall to the plaintiffs of $2.4 million. Each party released all claims against the others, and all counterclaims were dismissed with prejudice. The settlement payment was accrued at December 31, 1997 as part of the purchase accounting in connection with the ProNet Merger.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and its annual report on Form 10-K for the year ended December 31, 1997.

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

OVERVIEW

     Metrocall is currently the second largest paging company in the United States based on number of subscribers, with 4,116,859 pagers in service at March 31, 1998. For the quarter ended March 31, 1998, the Company added 86,023 subscribers to its base of pagers in service. The definitions below relate to management's discussion of the Company's results of operations that follows.

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

     The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's service, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have increased by approximately 55% to $103.3 million for the quarter ended March 31, 1998 from $66.8 million for the quarter ended March 31, 1997. Overall, subscribers have increased by approximately 85% to more than 4.1 million at March 31, 1998 from 2.2 million at March 31, 1997.

     The Company's average monthly paging service, rent and maintenance revenues per unit ("ARPU") for the three-month periods ended March 31, 1997 ("1997") and March 31, 1998 ("1998") was $8.31 and $7.28, respectively. For the three month period ended December 31, 1997, pro forma as if the acquisition of ProNet had occurred on or before October 1, 1997, ARPU is estimated to have been $7.46. The decrease in ARPU from 1997 to 1998 is primarily attributable to the ProNet Merger and to a lesser extent the changing overall distribution mix. In order to offset declines in ARPU and to capitalize on growth of paging and wireless messaging services, the Company has expanded its channels of distribution to include Company-owned and operated retail stores, strategic partnerships and alliances, internet sales, among others; with each distribution channel focusing on the sale rather than lease of pagers. Some of these channels tend to have higher ARPU's than the Company's strategic partners and typical resellers, who purchase service in quantity at wholesale rates. Furthermore, the Company has been successful in marketing enhanced services, such as nationwide paging services, voice mail and other ancillary services for its strategic partners and franchisees.

     The Company's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that leases pagers from the Company. During the quarter ended March 31, 1998 the Company's capital expenditures totaled $19.1 million including approximately $14.7 million for pagers, representing an increase in pagers on hand and net increases and maintenance to the rental pager base.

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

                                                           THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                            1997                 1998
                                                          ---------            ---------
REVENUES:
  Service, rent and maintenance.........................       96.6%                95.6%
  Product sales.........................................       13.6                 11.7
                                                          ---------            ---------
       Total revenues...................................      110.2                107.3
  Net book value of products sold.......................      (10.2)                (7.3)
                                                          ---------            ---------
                                                              100.0                100.0
OPERATING EXPENSES:
  Service, rent and maintenance expenses................       23.2                 24.3
  Selling and marketing.................................       20.7                 17.0
  General and administrative............................       29.3                 29.6
  Depreciation..........................................       21.0                 17.2
  Amortization..........................................       13.2                 37.0
                                                          ---------            ---------
       Total operating expenses.........................      107.4                125.1
                                                          ---------            ---------
       Loss from operations.............................       (7.4)               (25.1)
Interest and other (expense) income.....................       (0.1)                 0.3
Interest expense........................................      (13.3)               (15.4)
                                                          ---------            ---------
Loss before income tax benefit..........................      (20.8)               (40.2)
Income tax benefit......................................        1.3                 10.9
                                                          ---------            ---------
       Net loss.........................................      (19.5)               (29.3)
Preferred dividends.....................................       (2.6)                (2.4)
                                                          ---------            ---------
       Loss attributable to common stockholders.........      (22.1)%              (31.7)%
                                                          =========            =========
Units in service (end of period)........................  2,227,564            4,116,859
EBITDA (in thousands)(1)................................  $  16,290            $  28,006
Ratio of EBITDA to net revenues(1)......................       26.9%                29.1%
ARPU(2).................................................  $    8.31            $    7.28
Average monthly operating cost per unit(3)..............  $    6.43            $    5.59

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH 1996

     Total revenues increased approximately $36.5 million, or approximately 55%, from $66.8 million for 1997 to $103.3 million for 1998. Net revenues increased approximately $35.7 million, or 59%, from $60.6 million in 1997 to $96.3 million in 1997. The increase is attributable to greater service revenues due to the growth of pagers in service from 2,227,564 at March 31, 1997, to 4,116,859 at March 31, 1998. Acquisitions completed in 1997 added approximately 1.5 million subscribers to the Company's subscriber base. ARPU for paging services decreased from $8.31 per unit in 1997 to $7.28 per unit in 1998 due to the merger with ProNet in December 1997, and the changing distribution mix. Pro forma ARPU for the quarter ended December 31, 1997, assuming the ProNet acquisition was completed as of October 1, 1997, was estimated to be $7.46 per unit. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales increased $3.1 million from $8.2 million in 1997 to $11.3 million in 1998 and decreased as a percentage of net revenues from 13.6% in 1997 to 11.7% in 1998. Net book value of products sold increased approximately $0.8 million from $6.2 million in 1997 to $7.0 million in 1998 principally due to the increase in product sales, offset by increased depreciation expense. Pagers are classified as property and depreciated from the date of acquisition. The gross margin on products sold increased from 25.3% in 1997 to 37.7% in 1998.

     Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1997 to 1998. Average monthly operating cost per unit decreased from $6.43 per unit for 1997 (excluding operating costs associated with the telemessaging operations) to $5.59 per unit for 1998. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $9.4 million from $14.0 million in 1997 to $23.4 million in 1998 and increased as a percentage of net revenues from 23.2% in 1997 to 24.3% in 1998. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of ProNet ($7.9 million) and Page America ($1.5 million) completed in 1997. The Company has ceased paying local exchange carriers in the Company's various service areas for any facilities used by those local exchange carriers to transport local calls to the Company's local paging networks pursuant to the Telecommunications Act of 1996 (The "Telecom Act") and the FCC's rules regarding local transport which reduced third party carriers costs by approximately $3.4 million in 1998. The Company has filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. The total value of credits receivable from these local exchange carriers at December 31, 1997 and March 31, 1998 was $12.1 million and $15.6 million, respectively. Service, rent and maintenance expense per unit has decreased from $1.99 per unit in 1997 to $1.91 per unit in 1998.

     Selling and marketing expenses increased approximately $3.8 million from $12.6 million in 1997 to $16.4 million in 1998 and decreased as a percentage of net revenues from 20.7% in 1997 to 17.0% in 1998. The increase in selling and marketing expenses is primarily associated with the companies acquired in 1997. Selling and marketing expenses attributed to the acquired companies are ProNet ($3.6 million), and Page America ($0.6 million). Monthly selling and marketing expense per unit has decreased from $1.89 per unit in 1997 to $1.34 per unit in 1998. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $10.8 million from $17.7 million in 1997 compared to $28.5 million in 1998, and increased as a percentage of net revenues from 29.3% in 1997 to 29.6% in 1998. General and administrative expenses attributed to the acquired companies are ProNet ($6.7 million), and Page America ($0.5 million). General and administrative expenses also increased due to increased expenses for a variety of professional services ($1.6 million), additional operational personnel ($1.7 million), and taxes and licenses ($0.5 million). Monthly general and administrative expense per unit has decreased from $2.55 per unit in 1997 to $2.34 per unit in 1998. On a per unit basis, general and administrative expenses are expected to continue to decline as additional synergies are gained from the Company's acquisitions.

     Depreciation increased approximately $3.9 million from $12.7 million in 1997 to $16.6 million in 1998, and decreased as a percentage of net revenues from 21.0% to 17.2% in 1997 and 1998, respectively. The increase in depreciation expense resulted primarily from depreciation on subscriber equipment ($3.0 million of which is attributable to the ProNet Merger) and also from the depreciation of other property, plant and equipment as well as computer hardware and software.

     Amortization increased significantly in 1998, up $27.6 million from $8.0 million in 1997 to $35.6 million in 1998 and increased as a percentage of revenue from 13.2% in 1997 to 37.0% in 1998. The amortization of intangibles recorded in conjunction with the ProNet Merger and the acquisition of Page America increased amortization $19.4 million and $3.2 million, respectively. Additionally, effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles, including goodwill, regulatory licenses issued by the Federal Communications Commission ("FCC") and subscriber bases from 15 to 10 years for goodwill, 25 to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense in 1998 by approximately $6.0 million.

     Interest expense increased approximately $6.9 million, from $8.0 million in 1997 to $14.9 million in 1998. Interest expense increased due to higher average level of debt during 1998 primarily associated with the financing of the 1997 acquisitions of Page America and ProNet and working capital requirements.

     Net loss increased $16.5 million from approximately $11.7 million in 1997 to $28.2 million primarily due to the increase in interest expense and amortization of intangibles, offset partially by a benefit for income taxes. Net losses are expected to continue in future periods.

     Loss attributable to common stockholders increased $17.2 million from $13.3 million in 1997 to $30.5 million in 1998 primarily due to increased amortization of intangibles ($27.6 million) and increased interest expense ($6.9 million). These increases were partially offset by an increase in the benefit for income taxes ($9.7 million).

     EBITDA increased approximately $11.7 million to $28.0 million in 1998 from $16.3 million in 1997. As a percentage of net revenues, EBITDA increased from 26.9% in 1997 to 29.1% in 1998.

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

     The Company has financed its internal growth in 1998 through its operating cash flow, available cash on hand and borrowings under the Company's credit facility. Net cash provided by operating activities decreased from $6.3 million to $4.0 million for the quarters ended March 31, 1997 and 1998, respectively, primarily due to the increase in interest expense for 1998 and an increase in accounts payable funded through borrowings under the Company credit facility.

     At March 31, 1998, the Company had a working capital deficit of approximately $23.8 million. The Company has experienced such deficits in prior periods and such deficits are likely to continue. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g. accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility, discussed below, to fund the working capital deficit at March 31, 1998.

     Cash flows used in investing activities were primarily to fund purchases of property and equipment. Capital expenditures were approximately $14.5 million and $19.1 million for the quarters ended March 31, 1997 and 1998, respectively. Capital expenditures for the 1998 quarter included approximately $14.7 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $1.5 million for information systems and computer related equipment, $2.3 million for network construction and development and $0.6 million for general purchases including leasehold improvements and office equipment.

     Cash flows provided by financing activities for the quarter ended March 31, 1998, included borrowings under the Company's credit facility of $6.0 million primarily to fund working capital requirements and capital expenditures. Total capital expenditures for the year ending December 31, 1998 are estimated to be approximately $75.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. The Company expects that its capital expenditures for the year ending December 31, 1998, will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. Future cash requirements include debt service costs, primarily interest.

     There are no significant principal payments required under the Company's debt agreements during the year ending 1998. Additionally, dividends on the Company's Series A Preferred and Series B Junior Convertible Preferred Stock accrue at a rate of 14% of the stated value ($39.9 million and $15.0 million, respectively) per year. Dividends may be paid in either cash or additional shares at the Company's option. Under certain circumstances, as defined in the certificate of designation, the dividend rate on the Series A Preferred may increase to 16% per year. Further, Metrocall is required to redeem all outstanding shares of Series A and Series B Preferred (including dividend shares) in November 2008 and July 2009 respectively, unless the holders have previously converted such shares to common stock. Accrued but unpaid dividends at March 31, 1998, were approximately $2.4 million and $0.8 million on the Series A and B Preferred, respectively.

     Subject to certain conditions, the Company may borrow up to $300.0 million under its Credit Facility ("Credit Facility"). At March 31, 1998, approximately $147.2 million was outstanding under the Credit Facility, and the Company borrowed an additional $10.0 million in April 1998. As of March 31, 1998 approximately $66.4 million of additional borrowings were available to the Company under its Credit Facility.

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

  Substantial Indebtedness

     At March 31, 1998, the Company had outstanding approximately $605.7 million in long-term debt consisting of bank loans, senior subordinated notes, mortgage indebtedness and capital leases. The Company increased its borrowings outstanding under its Credit Facility by $10.0 million in April 1998, primarily to fund working capital requirements. Additionally, the Company expects to incur additional indebtedness (in the form of draws under the Credit Facility) to meet working capital needs and other purposes. This substantial indebtedness, along with the net losses and working capital deficits sustained by the Company in recent periods, will have consequences for the Company, including the following:
(i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of the Company's interest expense; (iii) indebtedness under the Credit Facility bears interest at floating rates, which will cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (v) the Company may be more vulnerable in the event of a downturn in its business or in general economic conditions. In addition, the ability of the Company to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to Metrocall.

  Possible Impact of Competition and Technological Change

     The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among providers of numeric messaging services which account for the substantial majority of the Company's revenues. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources that Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers have begun marketing, or have announced their intention to begin marketing paging services jointly with other telecommunications services.

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

  History of Net Losses

     Metrocall has sustained net losses of $20.1 million, $49.1 million and $52.5 million for the years ended December 31, 1995, 1996 and 1997 and $28.2 million for the quarter ended March 31, 1998. No assurance can be given that losses can be reversed in the future. In addition, at March 31, 1998, Metrocall's accumulated deficit was $187.5 million and Metrocall had a deficit in working capital of $23.8 million. Metrocall's business requires substantial funds for capital expenditures and acquisitions that result in significant depreciation and amortization charges. Additionally, substantial levels of borrowing, which will result in significant interest expense, are expected to be outstanding in the foreseeable future. Accordingly, net losses are expected to continue to be incurred in the future. There can be no assurance that Metrocall will be able to operate profitably at any time in the future.

  Challenges of Systems Integration

     The Company's acquisitions require integration of each company's administrative, finance, sales and marketing organizations, as well as the integration of each company's communication networks and the coordination of its sales efforts. Specifically, this will involve, among other things, integration of computer operating hardware and software systems, including each company's billing and subscriber maintenance processes, some of which are incompatible with the Company's existing systems. These integration efforts will require substantial management attention and Company resources.

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

  Intangible Assets

     At March 31, 1998, the Company's total assets of approximately $1,077.1 million included net intangible assets of approximately $780.0 million. Intangible assets include FCC licenses and certificates, customer lists, debt financing costs, goodwill and certain other intangibles. Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both could be reduced significantly in the future due to changes in technology, regulation, available financing and competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangible assets including goodwill could be reduced materially in the future. Because a majority of the Company's assets are intangible, the assets of the Company would not be sufficient to repay all of the Company's indebtedness in the event secured creditors foreclose on the assets pledged to them.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of operations of the Company.

  Source One Wireless, Inc.

     Metrocall entered into an agreement in April 1996 to purchase certain assets of Source One Wireless, Inc. ("Source One") and placed $1 million cash in escrow. On June 26, 1996, Metrocall advised Source One that Source One had failed to meet certain conditions to completion of the transaction and terminated the agreement. On September 20, 1996, Source One filed an action in the Circuit Court of Cook County, Illinois claiming that Metrocall had breached the agreement and seeking specific performance of the purchase agreement or unspecified damages in excess of $80 million. In March 1998, by agreement of the parties, the lawsuit was dismissed and the parties agreed to a settlement payment of an equal division of the escrow account plus accrued interest.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Metrocall, as amended.(g)
  3.3     Sixth Amended and Restated Bylaws of Metrocall.(g)
  4.1     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995 including form of
          Notes.(h)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(i)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(j)
  4.4     Second Supplemental Indenture dated November 15, 1996, for
          A+ Notes.(j)
  4.5     Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997, including form of Notes.(k)
  4.6     Indenture for ProNet Inc. 11 7/8% Senior Subordinated Notes
          due 2005 ("ProNet Notes") dated June 15, 1995.(t)
  4.7     Second Supplemental Indenture dated December 30, 1997, for
          ProNet Notes.+
 10.1     Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc.
          ("Metrocall") dated as of January 30, 1997.(a)
 10.2     Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(a)
 10.3     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series A Convertible Preferred Stock of
          Metrocall(b)
 10.4     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series B Junior Convertible Preferred Stock of
          Metrocall(c)
 10.5     Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(d)
 10.6     Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(d)
 10.7     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia.(d)
 10.8     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet Inc. ("ProNet")(e)
 10.9     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet Inc. and certain stockholders of Metrocall
          listed therein.(e)
 10.10    Option Agreement dated as of August 8, 1997, between
          Metrocall and ProNet(e)
 10.11    Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and ProNet(f)
 10.12    Agreement and Plan of Merger dated as of May 16, 1996,
          between Metrocall and A+ Network, Inc.(u)
 10.13    Amendment to Agreement and Plan of Merger between Metrocall and A+ Network, Inc.(l)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.14    Shareholders' Option Sale Agreement dated as of May 16, 1996 between Metrocall and certain shareholders of A+ Network,
          Inc. listed therein.(u)
 10.15    Metrocall Stockholders Voting Agreement dated as of May 16,
          1996 between A+ Network, Inc. and certain stockholders of
          Metrocall listed therein.(u)
 10.16    Agreement and Plan of Merger entered into effective May 16,
          1996 between A+ Network, Inc. ("ACOM"), a Louisiana
          corporation to be formed as a wholly-owned subsidiary of
          ACOM, Radio and Communications Consultants, Inc., Advanced
          Cellular Telephone, Inc., Leroy Faith, Sr. and Eddie Ray
          Faith, DeWayne Faith and Leroy Faith Jr.(l)
 10.17    Agreement of Merger by and among Metrocall, PPI Acquisition
          Corp., Parkway Paging, Inc., certain shareholders of Parkway
          Paging, Inc., and George W. Bush, dated February 26,
          1996.(v)
 10.18    Asset Purchase Agreement by and among O.R. Estman, Inc.
          d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message
          Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D.
          Bloomgren and Metrocall, dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(v)
 10.19    Amendment to Asset Purchase Agreement dated as of August 30,
          1996 by and among O.R. Estman, Inc. d/b/a Satellite Paging,
          Dana Paging, Inc. d/b/a Message Network, Bertman M. Wachtel,
          Edward R. Davalos and Kevan D. Bloomgren, and Metrocall.(w)
 10.20    Employment Agreement between Metrocall and William L.
          Collins, III.(l)
 10.21    Employment Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.22    Employment Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.23    Change of Control Agreement between Metrocall and William L.
          Collins, III.(l)
 10.24    Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.25    Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.26    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and Jackie R. Kimzey.(m)
 10.27    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and David J. Vucina.(m)
 10.28    Letter Agreement dated August 8, 1997, between Metrocall and
          Jackie R. Kimzey.(m)
 10.29    Letter Agreement dated August 8, 1997, between Metrocall and
          David J. Vucina.(m)
 10.30    Letter Agreement dated August 8, 1997, between Metrocall and
          Jan E. Gaulding.(m)
 10.31    Letter Agreement dated August 8, 1997, between Metrocall and
          Mark A. Solls.(m)
 10.32    Letter Agreement dated August 8, 1997, between Metrocall and
          Jeffery A. Owens.(m)
 10.33    Amendment to Employment Agreement between Metrocall and
          William L. Collins, III.(s)
 10.34    Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(s)
 10.35    Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(s)
 10.36    Directors' Stock Option Plan, as amended.(n)
 10.37    Metrocall 1996 Stock Option Plan.(z)
 10.38    Metrocall 1996 Stock Option Plan, as amended.(n)
 10.39    Metrocall Amended Employee Stock Purchase Plan.(r)
 10.40    Variable Common Rights Agreement between Metrocall and First
          Union National Bank of Virginia, Rights Agent, dated as of
          November 15, 1996, including Form of Certificate
          representing Variable Common Rights.(o)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.41    Unit Purchase Agreement dated as of November 15, 1996, among
          Metrocall and Certain Purchasers.(p)
 10.42    Warrant Agreement dated as of November 15, 1996, between
          Metrocall and the First National Bank of Boston, Warrant
          Agent.(p)
 10.43    Second Amended and Restated Loan Agreement dated as of
          October 21, 1997, among Metrocall, the financial
          institutions signatory thereto, and Toronto-Dominion
          (Texas), Inc., as Administrative Agent.(q)
 10.44    Registration Rights Agreement, dated October 21, 1997
          between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp.
          and Nationsbank Montgomery Securities, Inc.(g)
 10.45    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)
 10.46    Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)
 10.47    Agreement dated May 16, 1996 among Metrocall and Ray D.
          Russenberger and Elliott H. Singer regarding voting for
          director.(u)
 10.48    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Ray D. Russenberger.(u)
 10.49    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliott H. Singer.(u)
 10.50    Employment Agreement dated May 16, 1996 between Metrocall
          and Charles A. Emling III.(u)
 11.1     Statement re computation of per share earnings.+
 27.1     Financial Data Schedule.+

---------------

+    Filed herewith.

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

(z) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

     (b) Reports on Form 8-K

     On January 14, 1998 the Company filed a Report on Form 8-K reporting the completion of the merger of ProNet Inc. with and into Metrocall, pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1998                        METROCALL, INC.

                                                 /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                     Vincent D. Kelly
                                                 Chief Financial Officer,
                                          Treasurer and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Metrocall, as amended.(g)
  3.3     Sixth Amended and Restated Bylaws of Metrocall.(g)
  4.1     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995 including form of
          Notes.(h)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(i)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(j)
  4.4     Second Supplemental Indenture dated November 15, 1996, for
          A+ Notes.(j)
  4.5     Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997, including form of Notes.(k)
  4.6     Indenture for ProNet Inc. 11 7/8% Senior Subordinated Notes
          due 2005 ("ProNet Notes") dated June 15, 1995.(t)
  4.7     Second Supplemental Indenture dated December 30, 1997, for
          ProNet Notes.+
 10.1     Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc.
          ("Metrocall") dated as of January 30, 1997.(a)
 10.2     Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(a)
 10.3     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series A Convertible Preferred Stock of
          Metrocall(b)
 10.4     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series B Junior Convertible Preferred Stock of
          Metrocall(c)
 10.5     Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(d)
 10.6     Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(d)
 10.7     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia.(d)
 10.8     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet Inc. ("ProNet")(e)
 10.9     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet Inc. and certain stockholders of Metrocall
          listed therein.(e)
 10.10    Option Agreement dated as of August 8, 1997, between
          Metrocall and ProNet(e)
 10.11    Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and ProNet(f)
 10.12    Agreement and Plan of Merger dated as of May 16, 1996,
          between Metrocall and A+ Network, Inc.(u)
 10.13    Amendment to Agreement and Plan of Merger between Metrocall and A+ Network, Inc.(l)
 10.14    Shareholders' Option Sale Agreement dated as of May 16, 1996 between Metrocall and certain shareholders of A+ Network,
          Inc. listed therein.(u)
 10.15    Metrocall Stockholders Voting Agreement dated as of May 16,
          1996 between A+ Network, Inc. and certain stockholders of
          Metrocall listed therein.(u)

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
 10.43    Second Amended and Restated Loan Agreement dated as of
          October 21, 1997, among Metrocall, the financial
          institutions signatory thereto, and Toronto-Dominion
          (Texas), Inc., as Administrative Agent.(q)
 10.44    Registration Rights Agreement, dated October 21, 1997
          between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp.
          and Nationsbank Montgomery Securities, Inc.(g)
 10.45    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)
 10.46    Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)
 10.47    Agreement dated May 16, 1996 among Metrocall and Ray D.
          Russenberger and Elliott H. Singer regarding voting for
          director.(u)
 10.48    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Ray D. Russenberger.(u)
 10.49    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliott H. Singer.(u)
 10.50    Employment Agreement dated May 16, 1996 between Metrocall
          and Charles A. Emling III.(u)
 11.1     Statement re computation of per share earnings.+
 27.1     Financial Data Schedule.+

---------------

+    Filed herewith.

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