Form 10-Q
period 1998-06-30
METROCALL INC
filed 1998-08-14
CIK 906525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                           OUTSTANDING AT AUGUST 1, 1998
                 -----                           -----------------------------
      Common Stock, $.01 par value                         40,956,827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets, December 31, 1997 and
              June 30, 1998.............................................     3
            Condensed Consolidated Statements of Operations for the
              three and six month periods ended June 30, 1997 and
              1998......................................................     4
            Condensed Consolidated Statement of Stockholders' Equity for
              the six month period ended June 30, 1998..................     5
            Condensed Consolidated Statements of Cash Flows for the six
              month periods ended June 30, 1997 and 1998................     6
            Notes to Condensed Consolidated Financial Statements........     7
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    12

PART II.    OTHER INFORMATION
  Item 1.   Legal Proceedings...........................................    23
  Item 2.   Changes in Securities.......................................    24
  Item 3.   Defaults Upon Senior Securities.............................    24
  Item 4.   Submission of Matters to a Vote of Security Holders.........    24
  Item 5.   Other Information...........................................    24
  Item 6.   Exhibits and Reports on Form 8-K............................    24

SIGNATURES..............................................................    29

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   24,896    $    4,456
  Accounts receivable, less allowance for doubtful accounts
    of $6,843 as of December 31, 1997 and $5,709 as of June
    30, 1998................................................       30,208        35,046
  Prepaid expenses and other current assets.................       18,372        20,700
                                                               ----------    ----------
         Total current assets...............................       73,476        60,202
                                                               ----------    ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       16,364        16,724
  Furniture, office equipment and vehicles..................       46,588        52,547
  Paging and plant equipment................................      276,993       292,118
  Less -- Accumulated depreciation and amortization.........     (115,357)     (138,749)
                                                               ----------    ----------
                                                                  224,588       222,640
                                                               ----------    ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $58,352 as of December 31, 1997 and $130,248
  as of June 30, 1998.......................................      787,003       745,161
OTHER ASSETS................................................        1,947           976
                                                               ----------    ----------
TOTAL ASSETS................................................   $1,087,014    $1,028,979
                                                               ==========    ==========
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $      952    $      966
  Accounts payable..........................................       35,160         9,261
  Accrued expenses and other current liabilities............       46,141        47,036
  Deferred revenues and subscriber deposits.................       15,854        16,076
                                                               ----------    ----------
         Total current liabilities..........................       98,107        73,339
                                                               ----------    ----------
CAPITAL LEASE OBLIGATIONS, net of current portion...........        4,282         3,831
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................      142,173       158,142
SENIOR SUBORDINATED NOTES, due 2005 and 2007................      452,534       452,534
DEFERRED INCOME TAX LIABILITY...............................      155,930       162,658
MINORITY INTEREST IN PARTNERSHIP............................          510           510
                                                               ----------    ----------
         Total liabilities..................................      853,536       851,014
                                                               ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 8)
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 182,726
  and 195,517 shares issued and outstanding as of December
  31, 1997 and June 30, 1998, and a liquidation preference
  of $46,481 and $49,735 at December 31, 1997 and June 30,
  1998, respectively........................................       37,918        41,566
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share; 9,000 shares authorized; 1,579
  and 1,689 shares issued and outstanding as of December 31,
  1997 and June 30, 1998 and a liquidation preference of
  $16,064 and $17,188 at December 31, 1997 and June 30,
  1998, respectively........................................       16,064        17,188
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized
    80,000,000 shares; 40,548,414 and 40,866,548 shares
    issued and outstanding as of December 31, 1997 and June
    30, 1998, respectively..................................          405           409
  Additional paid-in capital................................      336,076       337,492
  Accumulated deficit.......................................     (156,985)     (218,690)
                                                               ----------    ----------
         Total stockholders' equity.........................      179,496       119,211
                                                               ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $1,087,014    $1,028,979
                                                               ==========    ==========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                1997           1998          1997          1998
                                            ------------   ------------   -----------   -----------
                                                    (UNAUDITED)                  (UNAUDITED)
REVENUES:
  Service, rent and maintenance
     revenues.............................  $    60,021    $    93,098    $   118,537   $   185,135
  Product sales...........................       10,276         10,156         18,513        21,449
                                            -----------    -----------    -----------   -----------
          Total revenues..................       70,297        103,254        137,050       206,584
  Net book value of products sold.........       (7,525)        (7,428)       (13,682)      (14,459)
                                            -----------    -----------    -----------   -----------
                                                 62,772         95,826        123,368       192,125
                                            -----------    -----------    -----------   -----------
OPERATING EXPENSES:
  Service, rent and maintenance
     expenses.............................       14,641         21,659         28,671        45,035
  Selling and marketing...................       13,615         16,269         26,168        32,642
  General and administrative..............       17,627         29,144         35,350        57,688
  Depreciation............................       14,199         16,982         26,907        33,539
  Amortization............................        8,632         35,426         16,642        71,013
                                            -----------    -----------    -----------   -----------
                                                 68,714        119,480        133,738       239,917
                                            -----------    -----------    -----------   -----------
          Loss from operations............       (5,942)       (23,654)       (10,370)      (47,792)
INTEREST EXPENSE..........................       (7,867)       (16,123)       (15,907)      (31,024)
INTEREST AND OTHER INCOME.................          143            292             60           612
                                            -----------    -----------    -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT............      (13,666)       (39,485)       (26,217)      (78,204)
INCOME TAX BENEFIT........................        1,362         10,751          2,165        21,270
                                            -----------    -----------    -----------   -----------
          Net loss........................      (12,304)       (28,734)       (24,052)      (56,934)
PREFERRED DIVIDENDS.......................       (1,609)        (2,423)        (3,169)       (4,771)
                                            -----------    -----------    -----------   -----------
          Loss attributable to common
            stockholders..................  $   (13,913)   $   (31,157)   $   (27,221)  $   (61,705)
                                            ===========    ===========    ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS.....  $     (0.55)   $      (.76)   $     (1.09)  $     (1.51)
                                            ===========    ===========    ===========   ===========
Weighted-average common shares
  outstanding.............................   25,074,059     40,866,548     24,977,724    40,866,548
                                            ===========    ===========    ===========   ===========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                            COMMON STOCK
                                         -------------------   ADDITIONAL
                                           SHARES       PAR     PAID-IN     ACCUMULATED
                                         OUTSTANDING   VALUE    CAPITAL       DEFICIT      TOTAL
                                         -----------   -----   ----------   -----------   --------
BALANCE, December 31, 1997.............  40,548,414    $405     $336,076     $(156,985)   $179,496
Issuance of shares in employee stock
  purchase plan (unaudited)............      48,134       1          204           --          205
Shares issued in settlement of
  litigation related to the ProNet
  Merger (unaudited)...................     270,000       3        1,212           --        1,215
Preferred dividends (unaudited)........          --      --           --       (4,771)      (4,771)
Net loss (unaudited)...................          --      --           --      (56,934)     (56,934)
                                         ----------    ----     --------     --------     --------
BALANCE, June 30, 1998 (unaudited).....  40,866,548    $409     $337,492     $(218,690)   $119,211
                                         ==========    ====     ========     =========    ========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(24,052)  $(56,934)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--Depreciation and amortization....    43,549    104,552
     Amortization of debt financing costs...................       498        881
     Change in deferred income taxes........................    (2,692)   (21,270)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................    (6,566)    (4,838)
     Prepaid expenses and other current assets..............    (1,016)    (2,328)
     Accounts payable.......................................     3,196    (25,899)
     Accrued expenses and other current liabilities.........      (298)       895
     Deferred revenues and subscriber deposits..............     1,679        222
                                                              --------   --------
          Net cash provided (used) by operating
           activities.......................................    14,298     (4,719)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired..........      (798)        --
  Proceeds from sale of telemessaging operations............    10,300         --
  Purchases of property and equipment, net..................   (32,501)   (31,591)
  Additions to intangibles..................................      (678)      (839)
  Other.....................................................      (297)       972
                                                              --------   --------
          Net cash used in investing activities.............   (23,974)   (31,458)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    20,000     16,000
  Principal payments on long-term debt......................      (650)      (468)
  Net proceeds from issuance of common stock................       146        205
  Increase in minority interest in partnership..............        12         --
                                                              --------   --------
          Net cash provided by financing activities.........    19,508     15,737
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     9,832    (20,440)
CASH AND CASH EQUIVALENTS, beginning of period..............    10,917     24,896
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 20,749   $  4,456
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $ 13,024   $ 22,742
  Cash payments for income taxes............................  $    527   $     --

           See notes to condensed consolidated financial statements.

                                METROCALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
1.  ORGANIZATION AND RISK FACTORS

     Metrocall, Inc. and subsidiaries ("Metrocall" or the "Company"), is a provider of local, regional and nationwide paging and other wireless messaging services in the United States. The Company's selling efforts are concentrated in six operating regions: (i) the Northeast (Massachusetts through Western Pennsylvania), (ii) the Mid-Atlantic (Eastern Pennsylvania, Delaware, Maryland, Virginia and the Washington, D.C. metropolitan area), (iii) the Southeast (including the Carolinas, Georgia, Florida, Alabama, Mississippi and Tennessee),
(iv) the Southwest (primarily Louisiana and Texas), (v) the Mid-West (including Illinois, Indiana and Wisconsin) and (vi) the West (primarily California, Nevada and Arizona). Through the Metrocall Nationwide Wireless Network, the Company provides coverage to over 1,000 cities including the top 100 Standard Metropolitan Statistical Areas.

  Risks and Other Important Factors

     The Company sustained net losses of $20.1 million, $49.1 million, $52.5 million and $56.9 million for each of the years ended December 31, 1995, 1996, 1997 and for the six month period ended June 30, 1998, respectively. The Company's loss from operations for the six month period ended June 30, 1998 was $47.8 million. In addition, at June 30, 1998, the Company had an accumulated deficit of $218.7 million and a deficit in working capital of $13.1 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At June 30, 1998, the Company had incurred approximately $615.5 million in long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of June 30, 1998, approximately $74.6 million of additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets.

  Year 2000 Compliance

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company recognizes the importance of adequately addressing the Year 2000 issue and has designated a team of employees to resolve the Year 2000 issues. The Company's Year 2000 compliance program has been divided into four phases: (1) assessment,
(2) renovation, (3) validation and (4) implementation. Many of the Company's computer systems, including the Company's primary billing system, have been enhanced to meet Year 2000 compliance. In addition to implementing a comprehensive Year 2000 program for the Company's systems, the Company has begun discussions with significant third parties and vendors to ensure those parties have assessed the Year 2000 issue's impact on their own systems and are taking the steps necessary to ensure that their systems will be Year 2000 compliant. The Company is continuing to review other computer systems, including those relating to recent and pending mergers and acquisitions, and is developing plans to address the remaining Year 2000 compliance issues. The costs associated with these plans are currently being assessed, but are expected to be material.

                                METROCALL, INC.

1.  ORGANIZATION AND RISK FACTORS -- (CONTINUED)

     The Company is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulation, litigation and subscriber turnover.

2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                                METROCALL, INC.

3.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     Effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles, including goodwill, regulatory licenses issued by the Federal Communications Commission ("FCC") and subscriber bases recorded in conjunction with acquisitions from 15 years to 10 years for goodwill, from 25 years to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense for the six month period ended June 30, 1998 by approximately $12.0 million.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 for the three months ended March 31, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's results of operations, financial position or cash flows. The Company will be required to adopt SFAS No. 131 with the issuance of its financial statements for the year ending December 31, 1998 and is presently evaluating its potential impact on the results of operations, financial position and cash flows.

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

  Reclassifications

     Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the current periods' presentation.

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Pursuant to the Telecommunications Act of 1996 (the "Telecom Act") and consistent with the FCC's local transport rules, the Company has ceased paying local exchange carriers ("LECs"), including a number of the Regional Bell Operating Companies ("RBOCs") in the Company's various service areas for any facilities used by those LECs to transport local calls to the Company's local paging networks. The Company has also notified the LECs that it expects to receive credit from each LEC for any such local transport charges assessed against the Company by that LEC since November 1, 1996, the effective date for the FCC's rules

                                METROCALL, INC.

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS -- (CONTINUED)

governing local transport. As of December 31, 1997 and June 30, 1998, the Company has recorded credits receivable from the LECs related to such local transport charges of approximately $12.1 million and $13.5 million, respectively. These LEC receivables represent management's estimate, subject to significant revision, of amounts management believes are fully realizable. These LEC credit receivables have been classified as Prepaid Expenses and Other Current Assets in the accompanying balance sheets as of December 31, 1997 and June 30, 1998 (see Note 8).

6.  RECENT AND PENDING ACQUISITIONS

  AT&T Wireless -- Messaging Division

     On June 26, 1998, the Company entered into a stock purchase agreement with AT&T Wireless Services, Inc. ("Wireless"), McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. to acquire the stock of certain subsidiaries of Wireless that operate the paging and messaging services business of AT&T Corp. and a 50KHz/50KHz narrowband personal communications services license. The purchase price for this acquisition is $110.0 million in cash and $95.0 million in stated value of a new series of convertible preferred stock to be designated Series C Convertible Preferred Stock (the "Series C Preferred"). The total purchase price to be paid is subject to adjustment, either upward or downward, based on the performance of the acquired business prior to closing. Closing of the acquisition is expected in the fourth quarter of 1998. The transaction is subject to regulatory clearance by the FCC and the United States Department of Justice. The Company expects this acquisition will be accounted for as a purchase for financial reporting purposes.

     The issuance of the Series C Preferred shares is subject to stockholder approval and the shares will rank junior to the Company's existing Series A and B Preferred Stock. The Series C Preferred will be convertible into common stock beginning five years after issuance. Dividends accrue at a rate of 8% of the stated value, payable semi-annually, and may be paid either in cash or in additional shares of Series C Preferred at the Company's option. If the Company's stockholders do not approve the issuance of the Series C Preferred, AT&T may terminate the agreement and receive a $9.0 million termination fee from Metrocall.

  ProNet Inc.

     On December 30, 1997, The Company completed the merger of ProNet with and into Metrocall (the "ProNet Merger"), pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997. Under the terms of the ProNet Merger, Metrocall issued 0.90 shares of Metrocall common stock for each share of ProNet common stock, or approximately 12.3 million shares of Metrocall common stock (including 630,000 shares remaining to be issued in 1998 as settlement of certain ProNet litigation). In connection with the ProNet Merger, the Company assumed ProNet's $100.0 million in 11 7/8% senior subordinated notes, due in 2005 and refinanced indebtedness outstanding, including accrued interest and bank fees, under ProNet's credit facility with borrowings under the Company's credit facility. The ProNet Merger has been accounted for as a purchase for financial reporting purposes.

     On March 31, 1998, the Company revised its estimate of the deferred tax liability associated with the ProNet Merger and accordingly, increased the goodwill and the deferred income tax liability recorded in the ProNet Merger by $28.0 million.

7.  STOCK AND STOCK RIGHTS

  Stock Option Plans

     At December 31, 1997, 3,470,655 options were issued and outstanding with a weighted-average exercise price of approximately $6.84 per share, expiring on various dates ranging from 2003 through 2007.

                                METROCALL, INC.

7.  STOCK AND STOCK RIGHTS -- (CONTINUED)

     On February 4, 1998, the Board of Directors approved an amendment to the Company's 1996 Stock Option Plan, as amended, to increase the number of options issuable under the plan to approximately 6.0 million. During the six months ended June 30, 1998, the Board of Directors approved grants of options to purchase 1,678,000 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $5.13 to $6.75 per share, a price equal to or greater than the fair market value on the date of grant.

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

  Interconnect Complaint

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement for any past charges assessed. Metrocall has requested that the FCC resolve these complaints. The FCC has established deadlines for responses to the parties' discovery requests, and for the filing of motions in this proceeding, in August 1998. A briefing schedule in this proceeding has been established for September 1998. (see Note 5)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and its annual report on Form 10-K for the year ended December 31, 1997.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations, further savings from existing operations (synergies), and Year 2000 compliance are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the paging and wireless communications industry; pricing pressures which could affect demand for the Company's services; changes in labor, equipment and capital costs; future acquisitions and strategic partnerships; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

OVERVIEW

     Metrocall is currently the second largest paging company in the United States based on number of subscribers, with 4,223,980 pagers in service at June 30, 1998. The Company added 107,121 and 193,144 subscribers to its base of pagers in service for the three and six-month periods ended June 30, 1998, respectively. The definitions below relate to management's discussion of the Company's results of operations that follows.

     - Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from telemessaging, tracking, cellular and long distance services.

     - Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained ("COAM") pagers less net book value of products sold.

     - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of the Company's network systems.

     - Selling and marketing expenses: include salaries, commissions and administrative costs for the Company's sales force and related marketing and advertising expenses.

     - General and administrative expenses: include costs related to executive management, accounting, office telephone, repairs and maintenance, management information systems, employee benefits and customer support centers.

     The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's service, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have increased approximately 47% and 51% to $103.3 million and $206.6 million for the three and the six-month periods ended June 30, 1998, respectively, from $70.3 million and $137.1 million for the three and the six-month periods ended June 30, 1997, respectively. Overall, subscribers have increased by approximately 81% to more than

4.2 million at June 30, 1998 from approximately 2.3 million at June 30, 1997. The increase in subscribers is largely due to the acquisition of Page America Group, Inc. ("Page America") in July 1997, and ProNet in December 1997 together adding approximately 1.5 million subscribers.

     The Company's average monthly paging service, rent and maintenance revenues per unit ("ARPU") for the three and six-month periods ended June 30, 1998 was $7.23 and $7.25, respectively. This was a decrease from $8.44 and $8.36, respectively, for the three and six-month periods ended June 30, 1997. The decrease in ARPU from 1997 to 1998 is primarily attributable to the ProNet Merger and to a lesser extent the changing overall distribution mix. In order to offset declines in ARPU and to capitalize on growth of paging and wireless messaging services, the Company has expanded its channels of distribution to include Company-owned and operated retail stores, strategic partnerships and alliances and internet sales, among others; with each distribution channel focusing on the sale rather than lease of pagers. Some of these channels tend to have higher ARPU's than the Company's strategic partners and typical resellers, who purchase service in quantity at wholesale rates. Furthermore, the Company has been successful in marketing enhanced services, such as nationwide paging services, voice mail and other ancillary services which tend to increase ARPU.

     The Company's growth, whether internal or through acquisitions, requires significant capital investments for paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that leases pagers from the Company. During the three and six-month periods ended June 30, 1998 the Company's capital expenditures totaled $12.5 million and $31.6 million, respectively. This includes approximately $6.4 million and $21.2 million for the three and six-month periods ended June 30, 1998, respectively, for pagers, representing an increase in pagers on hand and net increases and maintenance to the rental pager base.

     The Company's focus is now on completing the final phases of ProNet's integration, increasing ARPU's, lowering operating costs, increasing utilization of its nationwide network, expanding its geographic presence and emphasizing distribution channels through which pagers are sold rather than leased in order to reduce future capital expenditures. In addition, on June 26, 1998, the Company entered into an agreement with AT&T Wireless Services, Inc. ("Wireless") and certain other subsidiaries of AT&T Corp. to acquire Wireless' paging and messaging operations. The AT&T Wireless Messaging Division acquisition expands the Company's geographic presence to include the northwest portion of the United States while adding to the subscriber bases of several of its existing operating regions. As part of the AT&T Wireless Messaging Division acquisition, the Company will acquire a 50KHz/50KHz narrowband personal communications services ("NPCS") license which, when constructed, will allow the Company to expand its capacity to offer value-added enhanced services including two-way paging and messaging services. The Company may continue to evaluate strategic merger or acquisition targets in the future but only if such targets satisfy certain minimum criteria such as geographic coverage, regulatory licenses and other factors including overall valuation, form of consideration and availability of financing.

     The Company's long-term strategy is to continue to expand its business by providing paging and other wireless messaging services to an increasingly broad base of subscribers throughout the United States, while increasing total revenues and EBITDA and de-emphasizing that portion of the business which has historically leased pagers. The Company believes that increases in revenues from the sale of pagers and service revenue from providing paging service to such pagers will more that make up for the losses of rental revenues derived from leasing pagers, which has increasingly involved high volume, lower margin transactions. The Company is seeking to increase its base of subscribers by expanding its operations in existing, contiguous and other markets, through start-up operations and internal growth.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                             ------------------------       ------------------------
                                               1997           1998            1997           1998
                                             ---------      ---------       ---------      ---------
REVENUES:
  Service, rent and maintenance............       95.6%          97.2%           96.1%          96.3%
  Product sales............................       16.4           10.6            15.0           11.2
                                             ---------      ---------       ---------      ---------
       Total revenues......................      112.0          107.8           111.1          107.5
  Net book value of products sold..........      (12.0)          (7.8)          (11.1)          (7.5)
                                             ---------      ---------       ---------      ---------
                                                 100.0          100.0           100.0          100.0
OPERATING EXPENSES:
  Service, rent and maintenance expenses...       23.3           22.6            23.2           23.4
  Selling and marketing....................       21.7           17.0            21.2           17.0
  General and administrative...............       28.1           30.4            28.7           30.0
  Depreciation.............................       22.6           17.7            21.8           17.5
  Amortization.............................       13.8           37.0            13.5           37.0
                                             ---------      ---------       ---------      ---------
       Total operating expenses............      109.5          124.7           108.4          124.9
                                             ---------      ---------       ---------      ---------
       Loss from operations................       (9.5)         (24.7)           (8.4)         (24.9)
Interest and other income (expense)........        0.2            0.3              --            0.3
Interest expense...........................      (12.5)         (16.8)          (12.9)         (16.1)
                                             ---------      ---------       ---------      ---------
Loss before income tax benefit.............      (21.8)         (41.2)          (21.3)         (40.7)
Income tax benefit.........................        2.2           11.2             1.8           11.1
                                             ---------      ---------       ---------      ---------
       Net loss............................      (19.6)         (30.0)          (19.5)         (29.6)
Preferred dividends........................       (2.6)          (2.5)           (2.6)          (2.5)
                                             ---------      ---------       ---------      ---------
       Loss attributable to common
          stockholders.....................      (22.2)%        (32.5)%         (22.1)%        (32.1)%
                                             =========      =========       =========      =========
Units in service (end of period)...........  2,332,006      4,223,980       2,332,006      4,223,980
EBITDA (in thousands)(1)...................  $  16,889      $  28,754       $  33,179      $  56,760
Ratio of EBITDA to net revenues(1).........       26.9%          30.0%           26.9%          29.5%
ARPU(2)....................................  $    8.44      $    7.23       $    8.36      $    7.25
Average monthly operating cost per
  unit(3)..................................  $    6.59      $    5.36       $    6.50      $    5.47

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

(2) ARPU (average monthly paging revenue per unit) is calculated by dividing (a) paging service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The calculation of ARPU excludes revenues derived from non-paging services such as telemessaging, tracking, long distance and cellular telephone.

(3) Average monthly operating expense per unit is calculated by dividing (a) total recurring paging operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. The calculation of average monthly operating expense per unit for the three and six-month periods ended June 30, 1997 excludes costs associated with telemessaging operations.

THREE-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED WITH 1997

     Total revenues increased approximately $33.0 million, or approximately 46.9%, from $70.3 million for the three-month period ended June 30, 1997 ("1997 Quarter") to $103.3 million for the three-month period ended June 30, 1998 ("1998 Quarter"). Net revenues increased approximately $33.0 million, or 52.7%, from $62.8 million in the 1997 Quarter to $95.8 million in the 1998 Quarter. The increase is attributable to greater service revenues due to the growth of pagers in service from 2,332,006 at June 30, 1997 to 4,223,980 at June 30, 1998. The
change in total subscribers from June 30, 1997 to June 30, 1998 resulted, in part, due to the acquisition of Page America and the ProNet Merger on July 1, 1997 and December 30, 1997, respectively. Together, Page America and ProNet added approximately 1.5 million subscribers. ARPU for paging services decreased from $8.44 per unit in the 1997 Quarter to $7.23 per unit in the 1998 Quarter due to the merger with ProNet in December 1997, and the changing subscriber distribution mix. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales decreased $0.1 million from $10.3 million in the 1997 Quarter to $10.2 million in the 1998 Quarter and decreased as a percentage of net revenues from 16.4% in the 1997 Quarter to 10.6% in the 1998 Quarter. Net book value of products sold decreased approximately $0.1 million from $7.5 million in the 1997 Quarter to $7.4 million in the 1998 Quarter principally due to the decrease in product sales, offset by increased depreciation expense. Pagers are classified as property and depreciated from the date of acquisition. The gross margin on products sold increased from 26.8% in the 1997 Quarter to 26.9% in the 1998 Quarter.

     Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from the 1997 Quarter to the 1998 Quarter. Average monthly operating cost per unit decreased from $6.59 per unit for the 1997 Quarter (excluding operating costs associated with the telemessaging operations) to $5.36 per unit for the 1998 Quarter. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $7.1 million from $14.6 million in the 1997 Quarter to $21.7 million in the 1998 Quarter and decreased as a percentage of net revenues from 23.3% in the 1997 Quarter to 22.6% in the 1998 Quarter. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of ProNet ($7.9 million) and Page America ($0.5 million). The Company has ceased paying local exchange carriers in the Company's various service areas for any facilities used by those local exchange carriers to transport local calls to the Company's local paging networks pursuant to the Telecommunications Act of 1996 (the "Telecom Act") and the FCC's rules regarding local transport which reduced third-party carrier costs by approximately $2.8 million in the 1998 Quarter. The Company has filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. The total value of credits receivable from these local exchange carriers at December 31, 1997 and June 30, 1998 was $12.1 million and $13.5 million, respectively. These LEC receivables represent management's estimate, subject to significant revision, of amounts management believes are fully realizable. The LEC credit receivables have been classified as Prepaid Expenses and Other Current Assets in the Company's balance sheets as of December 31, 1997 and June 30, 1998. Service, rent and maintenance expense per unit decreased from $2.09 per unit in the 1997 Quarter to $1.73 per unit in the 1998 Quarter.

     Selling and marketing expenses increased approximately $2.7 million from $13.6 million in the 1997 Quarter to $16.3 million in the 1998 Quarter and decreased as a percentage of net revenues from 21.7% in the 1997 Quarter to 17.0% in the 1998 Quarter. The increase in selling and marketing expenses is primarily associated with the acquisition of ProNet ($3.6 million) and Page America ($0.8 million), partially offset by reductions in personnel costs ($0.9 million). Monthly selling and marketing expense per unit decreased from $1.98 per unit in the 1997 Quarter to $1.30 per unit in the 1998 Quarter. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $11.5 million from $17.6 million in the 1997 Quarter compared to $29.1 million in the 1998 Quarter, and increased as a percentage of net revenues from 28.1% in the 1997 Quarter to 30.4% in the 1998 Quarter. General and administrative expenses attributed to the acquired companies are ProNet ($6.7 million), and Page America ($0.8 million). General and administrative expenses also increased due to increased expenses for a variety of professional services ($1.1 million) and, additional operational personnel ($2.1 million). Monthly general and administrative expense per unit decreased from $2.52 per unit in the 1997 Quarter to $2.33 per unit in the 1998 Quarter. On a per unit basis, general and administrative expenses are expected to continue to decline as additional synergies are gained from the Company's acquisitions.

     Depreciation increased approximately $2.8 million from $14.2 million in the 1997 Quarter to $17.0 million in the 1998 Quarter, and decreased as a percentage of net revenues from 22.6% to 17.7% in the 1997 Quarter and the 1998 Quarter, respectively. The increase in depreciation expense resulted primarily from depreciation on equipment attributable to the Page America and ProNet acquisitions.

     Amortization increased significantly in the 1998 Quarter, up $26.8 million from $8.6 million in the 1997 Quarter to $35.4 million in the 1998 Quarter and increased as a percentage of net revenues from 13.8% in the 1997 Quarter to 37.0% in the 1998 Quarter. The amortization of intangibles recorded in conjunction with the ProNet Merger and the acquisition of Page America increased amortization $19.4 million and $3.2 million, respectively. Additionally, effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles from 15 to 10 years for goodwill, 25 to 10 years for FCC licenses and from 5 to 6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense in the 1998 Quarter by approximately $6.0 million.

     Interest expense increased approximately $8.2 million, from $7.9 million in the 1997 Quarter to $16.1 million in the 1998 Quarter. Interest expense increased due to higher average level of debt, including debt assumed in the ProNet Merger, during the 1998 Quarter primarily associated with the financing of the acquisitions of Page America and ProNet and working capital requirements.

     Net loss increased $16.4 million from approximately $12.3 million in the 1997 Quarter to $28.7 million in the 1998 Quarter primarily due to the increase in interest expense and amortization of intangible assets, offset partially by the benefit for income taxes. Net losses are expected to continue in future periods.

     Loss attributable to common stockholders increased $17.3 million from $13.9 million in the 1997 Quarter to $31.2 million in the 1998 Quarter primarily due to increased amortization of intangible assets ($26.8 million) and increased interest expense ($8.2 million) partially offset by an increase in the benefit for income taxes ($9.4 million).

     EBITDA increased approximately $11.9 million to $28.8 million in the 1998 Quarter from $16.9 million in the 1997 Quarter. As a percentage of net revenues, EBITDA increased from 26.9% in the 1997 Quarter to 30.0% in the 1998 Quarter.

SIX-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED WITH 1997

     Total revenues increased approximately $69.5 million from $137.1 million for the six months ended June 30, 1997 ("1997") to $206.6 million for the six months ended June 30, 1998 ("1998"). Service, rent and maintenance revenues increased approximately $66.6 million in 1998 from $118.5 million in 1997 to $185.1 million in 1998. The increase in revenues is attributed to greater service revenues due to the growth of pagers from 2,332,006 at June 30, 1997 to 4,223,980 at June 30, 1998. Monthly ARPU for paging services decreased from $8.36 per unit in 1997 to $7.25 per unit in 1998 primarily due to the merger with ProNet in December 1997 and the changing subscriber distribution mix.

     Product sales increased $2.9 million from $18.5 million in 1997 to $21.4 million in 1998 and decreased as a percentage of total revenues from 15.0% in 1997 to 11.2% in 1998. Net book value of products sold increased approximately $0.8 million from $13.7 million in 1997 to $14.5 million in 1998 principally due to the increase in product sales, partially offset by increased depreciation expense. Pagers are classified as property and depreciated from the date of acquisition. The gross margin on products sold increased from 26.1% in 1997 to 32.6% in 1998.

     Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1997 to 1998. Average monthly operating costs per unit decreased from $6.50 in 1997 to $5.47 in 1998. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $16.3 million from $28.7 million in 1997 to $45.0 million in 1998 and increased as a percentage of net revenues from 23.2% in 1997 to 23.4% in 1998. The overall increase in service, rent and maintenance expense is attributable to the acquisitions of ProNet ($15.8 million ) and Page America ($2.0 million) completed in 1997. The Company has ceased paying local exchange carriers in the Company's various service areas for any facilities used by those local exchange carriers to transport local calls to the Company's local paging networks pursuant to the Telecom Act and the FCC's rules regarding local transport. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past due charges assessed. The impact of these interconnect credits was to reduce third-party carrier costs by approximately $6.3 million in 1998. Service, rent and maintenance expense per unit decreased from $2.04 per unit in 1997 to $1.82 per unit in 1998.

     Selling and marketing expenses increased approximately $6.4 million, from $26.2 million in 1997 to $32.6 million in 1998 and decreased as a percentage of net revenues from 21.2% in 1997 to 17.0% in 1998. The increase in selling and marketing expenses is primarily associated with the ProNet Merger ($7.2 million) and the acquisition of Page America ($1.4 million), partially offset by reductions in personnel costs ($1.4 million), advertising expenses ($0.4 million) and other administrative costs ($0.3 million). Monthly selling and marketing expense per unit decreased from $1.93 per unit in 1997 to $1.32 per unit in 1998. Selling and marketing expense may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased approximately $22.3 million, from $35.4 million in 1997 to $57.7 million in 1998 and increased as a percentage of net revenues from 28.7% in 1997 to 30.0% in 1998. The increase in general and administrative expenses is primarily associated with the companies acquired in 1997. Selling and marketing expenses attributed to the acquired companies are ProNet ($13.4 million), and Page America ($1.3 million). General and administrative expenses also increased due to increased expenses for a variety of professional services($2.8 million), additional operational personnel ($3.8 million), and various facility and administrative costs ($1.1 million). Monthly general and administrative expense per unit decreased from $2.53 per unit in 1997 to $2.33 per unit in 1998. On a per unit basis general and administrative expenses are expected to continue to decline as additional synergies are gained from the Company's acquisitions.

     Depreciation increased approximately $6.6 million from $26.9 million in 1997 to $33.5 million in 1998, and decreased as a percentage of net revenues from 21.8% in 1997 to 17.5% in 1998. The increase in depreciation expense resulted primarily from the depreciation on equipment attributable to the acquisition of Page America and the ProNet Merger.

     Amortization increased approximately $54.4 million from $16.6 million in 1997 to $71.0 million in 1998, and increased as a percentage of net revenues from 13.5% in 1997 to 37.0% in 1998. The amortization of intangibles recorded in conjunction with the ProNet Merger and the acquisition of Page America increased amortization $38.8 million and $6.4 million, respectively. Additionally, effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles from 15 to 10 years for goodwill, 25 to 10 years for FCC licenses and from 5 to 6 years for subscriber bases to 3 years. The impact of these changes was an increase in amortization expense in 1998 by approximately $12.0 million.

     Interest expense increased approximately $15.1 million from $15.9 million in 1997 to $31.0 million in 1998. Interest expense increased due to higher average level of debt during 1998 primarily associated with the financing of the 1997 acquisitions of ProNet and Page America and general working capital requirements.

     Net loss increased from approximately $24.1 million in 1997 to $56.9 million in 1998 primarily due to the increase in interest expense and the amortization of intangible assets, offset partially by a benefit for income taxes. Net losses are expected to continue in future periods.

     Loss attributable to common shareholders increased $34.5 million from $27.2 million in 1997 to $61.7 million in 1998 primarily due to the increase in interest expense and the amortization of intangible assets, offset partially by the benefit for income taxes.

     EBITDA increased approximately $23.6 million to $56.8 million in 1998 from $33.2 million in 1997. As a percentage of revenues, EBITDA increased from 26.9% in 1997 to 29.5% in 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 for the three months ended March 31, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's results of operations, financial position or cash flows. The Company will be required to adopt SFAS No. 131 with the issuance of its financial statements for the year ending December 31, 1998 and is presently evaluating its potential impact on the results of operations, financial position and cash flows.

YEAR 2000 COMPLIANCE

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company recognizes the importance of adequately addressing the Year 2000 issue and has designated a team of employees to resolve the Year 2000 issues. The Company's Year 2000 compliance program has been divided into four phases: (1) assessment,
(2) renovation, (3) validation and (4) implementation. Many of the Company's computer systems, including the Company's primary billing system, have been enhanced to meet Year 2000 compliance. In addition to implementing a comprehensive Year 2000 program for the Company's systems, the Company has begun discussions with significant third parties and vendors to ensure those parties have assessed the Year 2000 issue's impact on their own systems and are taking the steps necessary to ensure that their systems will be Year 2000 compliant. The Company is continuing to review other computer systems, including those relating to recent and pending mergers and acquisitions, and is developing plans to address the remaining Year 2000 compliance issues. The costs associated with these plans are currently being assessed, but are expected to be material.

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

     The Company has financed its internal growth in 1998 through its operating cash flow, available cash on hand and borrowings under the Company's credit facility. Net cash provided by operating activities decreased from $14.3 million to negative $4.7 million for the six-month periods ended June 30, 1997 and 1998, respectively, primarily due to the increase in interest expense for 1998 and a decrease in accounts payable funded through borrowings under the Company's credit facility.

     At June 30, 1998, the Company had a working capital deficit of approximately $13.1 million compared to $24.6 million at December 31, 1997. The Company has experienced such deficits in prior periods and such deficits are likely to continue. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g. accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility, discussed below, to fund the working capital deficit at June 30, 1998.

     Cash flows used in investing activities were primarily to fund purchases of property and equipment. Capital expenditures were approximately $32.5 million and $31.6 million for the six-month periods ended June 30, 1997 and 1998, respectively. Capital expenditures for the six-month period ended June 30, 1998 included approximately $21.2 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $5.5 million for information systems and computer related equipment, $4.8 million for network construction and development and $0.1 million for general purchases including leasehold improvements and office equipment.

     Cash flows provided by financing activities for the six month period ended June 30, 1998, included borrowings under the Company's credit facility of $16.0 million primarily to fund working capital requirements and capital expenditures. Total capital expenditures for the year ending December 31, 1998 are estimated to be approximately $80.0 million, including the impact of the acquisition of AT&T Wireless' Messaging Division but excluding the build-out of 50KHz/50KHz narrowband personal Communications Services license, primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. The Company estimates capital expenditures to meet the minimum build-out requirements to maintain the narrowband personal communications license to be approximately $8.1 million. The Company expects that its capital expenditures for the year ending December 31, 1998, will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures. Additional future cash requirements include debt service costs, primarily interest and the cash portion of the pending acquisition, discussed below.

     There are no significant principal payments required under the Company's debt agreements during the year ending 1998. Additionally, dividends on the Company's Series A Preferred and Series B Junior Convertible Preferred Stock accrue at a rate of 14% of the stated value per year. Dividends may be paid in either cash or additional shares of Series A and Series B Preferred Stock at the Company's option. Through June 30, 1998, the Company has opted to pay all dividends on the Series A and B Preferred Stock in additional shares. Under certain circumstances, as defined in the certificate of designation, the dividend rate on the Series A Preferred may increase to 16% per year. Further, Metrocall is required to redeem all outstanding shares of Series A and Series B Preferred (including dividend shares) in November 2008 and July 2009 respectively, unless the holders have previously converted such shares to common stock. Accrued but unpaid dividends at June 30, 1998, were approximately $0.9 million and $0.3 million on the Series A and B Preferred, respectively.

     Subject to certain conditions, the Company may borrow up to $300.0 million under its credit facility. At June 30, 1998, approximately $157.2 million was outstanding under the credit facility, and the Company borrowed an additional $7.0 million in July 1998. As of June 30, 1998 approximately $74.6 million of additional borrowings were available to the Company under its credit facility.

     The Company has the ability to fund the cash portion of the AT&T Wireless Messaging Division acquisition discussed below with borrowings under the Company's existing credit facility. The Company is exploring alternatives for financing this cash component and restructuring its existing long-term debt.

PENDING ACQUISITION

  AT&T Wireless -- Messaging Division

     On June 26, 1998, the Company entered into a stock purchase agreement with Wireless, McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. to acquire the stock of certain subsidiaries of Wireless that operate the paging and messaging services business of AT&T Corp. and a 50KHz/50KHz narrowband personal communications services license. The purchase price for this acquisition is $110.0 million in cash and $95.0 million in stated value of a new series of convertible preferred stock to be designated Series C Convertible Preferred Stock (the "Series C Preferred"). The total purchase price to be paid is subject to adjustment, either upward or downward, based on the performance of the acquired business prior to closing. Closing of the acquisition is expected in the fourth quarter of 1998. The transaction is subject to regulatory clearance by the FCC and the United States Department of Justice. The Company expects this acquisition will be accounted for as a purchase for financial reporting purposes.

     The issuance of the Series C Preferred Shares is subject to stockholder approval and the shares will rank junior to the Company's existing Series A and B Preferred Stock. The Series C Preferred will be convertible into common stock beginning five years after issuance. Dividends accrue at a rate of 8% of the stated value, payable semi-annually, and may be paid either in cash or in additional shares of Series C Preferred at the Company's option. If the Company's stockholders do not approve the issuance of the Series C Preferred, AT&T may terminate the agreement and receive a $9.0 million termination fee from Metrocall.

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

  Substantial Indebtedness

     At June 30, 1998, the Company had outstanding approximately $615.5 million in long-term debt consisting of bank loans, senior subordinated notes, mortgage indebtedness and capital leases. The Company increased its borrowings outstanding under its credit facility by $7.0 million in July 1998, primarily to fund working capital requirements. Additionally, the Company expects to incur additional indebtedness (in the form of draws under the credit facility) to meet working capital needs, to fund the cash portion of the AT&T Wireless Messaging Division acquisition and other purposes. This substantial indebtedness, along with the net losses and working capital deficits sustained by the Company in recent periods, may have consequences for the Company, including the following:
(i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of interest expense;
(iii) indebtedness under the credit facility bears interest at floating rates, which will cause the Company to be vulnerable to increases in interest rates;
(iv) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (v) the Company may be more vulnerable in the event of a downturn in its business or in general economic conditions. In addition, the ability of the Company to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to Metrocall.

  Growth Strategy

     Historically, Metrocall has grown substantially through acquisitions. The Company intends to pursue internal growth through expansion of its paging operations. The Company's internal growth will depend, in part, upon its ability to attract and retain skilled employees, its increasing reliance on strategic alliances and the ability of the Company's officers and key employees to maintain effective quality controls, manage successfully rapid growth and implement appropriate management information systems and controls. If the Company were unable to attract and retain skilled employees, rely upon its strategic alliances, maintain effective quality controls, manage successfully rapid growth and/or implement appropriate systems and controls, the Company's operations could be adversely affected.

  Possible Impact of Competition and Technological Change

     The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among providers of numeric messaging services which account for the substantial majority of the Company's current revenues. Some of the Company's competitors and potential competitors, which include regional and national paging companies, possess greater financial, personnel, technical, marketing and other resources than those of the Company, as well as other competitive advantages. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources that Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers and regional Bell operating companies have begun marketing, or have announced their intention to begin marketing paging services jointly with other telecommunications services.

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

     Moreover, changes in technology could lower the cost of competitive services and products to a level where Metrocall's services and products would become less competitive or to where Metrocall would be required to reduce the prices of its services and products. There can be no assurance that Metrocall will be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, or that Metrocall's margins, inventory costs and cash flows will not be adversely affected in the event of such technological developments.

     Technological changes also may affect the value of the pagers owned by Metrocall and leased to its subscribers. If Metrocall's subscribers requested more technologically advanced pagers, Metrocall could incur additional capital expenditures if it were required to replace its subscribers' pagers.

  History of Net Losses

     Metrocall has sustained net losses of $20.1 million, $49.1 million and $52.5 million for the years ended December 31, 1995, 1996 and 1997 and $56.9 million for the six-month period ended June 30, 1998. No assurance can be given that losses can be reversed in the future. In addition, at June 30, 1998, Metrocall's accumulated deficit was $218.7 million and Metrocall had a deficit in net working capital of $13.1 million. Metrocall's business has historically required substantial funds for capital expenditures and acquisitions that result in significant depreciation and amortization charges in future periods. Additionally, substantial levels of borrowing, which will result in significant interest expense, are expected to be outstanding in the foreseeable future. Accordingly, net losses are expected to continue to be incurred in the future. There can be no assurance that Metrocall will be able to operate profitably at any time in the future.

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

  Satellite Transmission Interruption

     The Company relies on satellite facilities operated by other carriers to control many of the Company's transmitters on its nationwide and wide-area networks. The Company has no control over the operation and maintenance of those satellite facilities. The Company also uses terrestrial communications facilities (e.g., microwave stations and landline telephone facilities) to connect and control the paging base station transmitters in its networks. The failure or disruption of transmissions by the satellite facilities used in the Company's paging operations may cause disruptions of the Company's paging services over the networks whose transmitters are controlled via satellite. The Company has taken certain measures to mitigate the adverse effects of satellite transmission disruptions to the Company and its subscribers, such as implementation of a contingency plan, which is activated in periods of interruption of service and involves reallocating transmissions to other satellites. Such measures, however, cannot fully protect against the disruption of paging service due to unexpected satellite transmission failure or interruption. Recently, the Company initiated paging service through its "Global Messaging Gateway," a satellite uplink facility located in California. The Company expects to transmit a majority of its paging traffic via this facility by the end of 1998. Any unmitigated interruptions of satellite service and the Company's uplink facilities could adversely affect the Company's business and results of operations.

  Litigation

     Metrocall has filed complaints with the FCC against a number of RBOCS and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. Metrocall has requested that the FCC resolve these complaints. The FCC has established deadlines for responses to the parties' discovery requests, and for the filing of motions in this proceeding, in August 1998. A briefing schedule in this proceeding has been established for September 1998.

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

  Potential for Change in Regulatory Environment

     Metrocall's paging operations are subject to regulation by the FCC and, to a lesser extent, by various state regulatory agencies. There can be no assurance that those agencies will not adopt regulations or take actions that would have a material adverse effect on the business of Metrocall. Changes in regulation of the Company's paging business or the allocation of radio spectrum for services that compete with the Company's business could adversely affect the Company's results of operations. For example, the FCC has adopted rules under which it will issue paging licenses on a wide-area basis by competitive bidding (i.e. auctions). Although Metrocall believes that these rule changes may simplify the Company's regulatory compliance burdens, particularly regarding adding or relocating transmitter sites, those rule changes may also increase the Company's cost of obtaining or renewing paging licenses.

  Dependence on Key Suppliers

     The Company does not manufacture any of the subscriber units or infrastructure equipment used in its operations. The Company buys paging units primarily from Motorola as well as some other manufacturers and is therefore dependent on such manufacturers to obtain sufficient inventory for new subscriber and replacement needs. The Company purchases terminals, transmitters, receivers and other infrastructure equipment primarily from Motorola and Glenayre Electronics, Incorporated and thus is dependent on such manufacturers for sufficient infrastructure equipment to meet its expansion and replacement requirements. There can be no assurance that the Company will not experience significant delays in obtaining paging units and infrastructure equipment in the future. Such delays could have an adverse effect on the Company's operations and network development plans.

  Reliance on Key Personnel

     Metrocall is dependent on the efforts and abilities of a number of its current key management, sales, support and technical personnel, including William L. Collins, III, Steven D. Jacoby and Vincent D. Kelly. The success of the Company will depend to a large extent on its ability to retain and continue to attract key employees. The loss of certain of these employees or the Company's inability to retain or attract key employees in the future could have an adverse effect on the Company's operations. Metrocall has employment contracts with each of the individuals named above.

  Intangible Assets

     At June 30, 1998, the Company's total assets of approximately $1,029.0 million included net intangible assets of approximately $745.2 million. Intangible assets include FCC licenses and certificates, customer lists, debt financing costs, goodwill and certain other intangibles. Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both could be reduced significantly in the future due to changes in technology, regulation, available financing and competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangible assets including goodwill could be reduced materially in the future. Because a majority of the Company's assets are intangible, the assets of the Company would not be sufficient to repay all of the Company's indebtedness in the event secured creditors foreclose on the assets pledged to them.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of operations of the Company.

  Interconnect Complaint

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement for any past charges assessed. Metrocall has requested that the FCC resolve these complaints. The FCC has established deadlines for responses to the parties' discovery requests, and for the filing of motions in this proceeding, in August 1998. A briefing schedule in this proceeding has been established for September 1998.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 6, 1998 the following proposals were adopted by the vote specified below:

                                                                       WITHHELD/            BROKER
                        PROPOSAL                              FOR       AGAINST   ABSTAIN  NONVOTES
                        --------                           ----------  ---------  -------  --------
Election of four directors:
1. Ronald V. Aprahamian..................................  34,361,791   526,298        --       N/A
2. Ryal R. Poppa.........................................  34,669,995   218,094        --       N/A
3. Elliott H. Singer.....................................  34,500,580   387,509        --       N/A
4. Max D. Hopper.........................................  34,667,343   220,746        --       N/A

Ratification of Arthur Andersen LLP as independent public
  accountants............................................  34,809,987    58,981    19,121       N/A

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Metrocall, as amended.(g)
  3.3     Seventh Amended and Restated Bylaws of Metrocall.+
  4.1     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995 including form of
          Notes.(h)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(i)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(j)
  4.4     Second Supplemental Indenture dated November 15, 1996, for
          A+ Notes.(j)
  4.5     Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997, including form of Notes.(k)
  4.6     Indenture for ProNet Inc. 11 7/8% Senior Subordinated Notes
          due 2005 ("ProNet Notes") dated June 15, 1995.(t)
  4.7     Second Supplemental Indenture dated December 30, 1997, for
          ProNet Notes.(aa)
 10.1     Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc.
          ("Metrocall") dated as of January 30, 1997.(a)
 10.2     Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(a)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.3     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series A Convertible Preferred Stock of
          Metrocall(b)
 10.4     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series B Junior Convertible Preferred Stock of
          Metrocall(c)
 10.5     Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(d)
 10.6     Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(d)
 10.7     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia.(d)
 10.8     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet Inc. ("ProNet")(e)
 10.9     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet Inc. and certain stockholders of Metrocall
          listed therein.(e)
 10.10    Option Agreement dated as of August 8, 1997, between
          Metrocall and ProNet(e)
 10.11    Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and ProNet(f)
 10.12    Stock Purchase Agreement by and among Metrocall and AT&T
          Wireless Services, Inc., McCaw Communications Companies,
          Inc. and AT&T Two Way Messaging Communications, Inc. dated
          June 26, 1998.(ab)
 10.13    Form of Certificate of Designation, Number, Powers,
          Preferences and Relative Participating, Optional and Other
          Rights of Series C Convertible Preferred Stock of
          Metrocall.(ab)
 10.14    Stockholders Voting Agreement and Proxy between AT&T
          Wireless Services, Inc., and certain stockholders of
          Metrocall dated June 26, 1998.(ab)
 10.15    Voting Agreement between AT&T Wireless Services, Inc., and
          Page America Group, Inc. dated June 26, 1998.(ab)
 10.16    Agreement and Plan of Merger dated as of May 16, 1996,
          between Metrocall and A+ Network, Inc.(u)
 10.17    Amendment to Agreement and Plan of Merger between Metrocall and A+ Network, Inc.(l)
 10.18    Shareholders' Option Sale Agreement dated as of May 16, 1996 between Metrocall and certain shareholders of A+ Network,
          Inc. listed therein.(u)
 10.19    Metrocall Stockholders Voting Agreement dated as of May 16,
          1996 between A+ Network, Inc. and certain stockholders of
          Metrocall listed therein.(u)
 10.20    Agreement and Plan of Merger entered into effective May 16,
          1996 between A+ Network, Inc. ("ACOM"), a Louisiana
          corporation to be formed as a wholly-owned subsidiary of
          ACOM, Radio and Communications Consultants, Inc., Advanced
          Cellular Telephone, Inc., Leroy Faith, Sr. and Eddie Ray
          Faith, DeWayne Faith and Leroy Faith Jr.(l)
 10.21    Agreement of Merger by and among Metrocall, PPI Acquisition
          Corp., Parkway Paging, Inc., certain shareholders of Parkway
          Paging, Inc., and George W. Bush, dated February 26,
          1996.(v)
 10.22    Asset Purchase Agreement by and among O.R. Estman, Inc.
          d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message
          Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D.
          Bloomgren and Metrocall, dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(v)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.23    Amendment to Asset Purchase Agreement dated as of August 30,
          1996 by and among O.R. Estman, Inc. d/b/a Satellite Paging,
          Dana Paging, Inc. d/b/a Message Network, Bertman M. Wachtel,
          Edward R. Davalos and Kevan D. Bloomgren, and Metrocall.(w)
 10.24    Employment Agreement between Metrocall and William L.
          Collins, III.(l)
 10.25    Employment Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.26    Employment Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.27    Change of Control Agreement between Metrocall and William L.
          Collins, III.(l)
 10.28    Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.29    Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.30    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and Jackie R. Kimzey.(m)
 10.31    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and David J. Vucina.(m)
 10.32    Letter Agreement dated August 8, 1997, between Metrocall and
          Jackie R. Kimzey.(m)
 10.33    Letter Agreement dated August 8, 1997, between Metrocall and
          David J. Vucina.(m)
 10.34    Letter Agreement dated August 8, 1997, between Metrocall and
          Jan E. Gaulding.(m)
 10.35    Letter Agreement dated August 8, 1997, between Metrocall and
          Mark A. Solls.(m)
 10.36    Letter Agreement dated August 8, 1997, between Metrocall and
          Jeffery A. Owens.(m)
 10.37    Amendment to Employment Agreement between Metrocall and
          William L. Collins, III.(s)
 10.38    Second Amendment to Employment Agreement between Metrocall and William L. Collins, III.+
 10.39    Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(s)
 10.40    Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.+
 10.41    Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(s)
 10.42    Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.+
 10.43    Directors' Stock Option Plan, as amended.(n)
 10.44    Metrocall 1996 Stock Option Plan.(z)
 10.45    Metrocall 1996 Stock Option Plan, as amended.(n)
 10.46    Metrocall Amended Employee Stock Purchase Plan.(r)
 10.47    Variable Common Rights Agreement between Metrocall and First
          Union National Bank of Virginia, Rights Agent, dated as of
          November 15, 1996, including Form of Certificate
          representing Variable Common Rights.(o)
 10.48    Unit Purchase Agreement dated as of November 15, 1996, among
          Metrocall and Certain Purchasers.(p)
 10.49    Warrant Agreement dated as of November 15, 1996, between
          Metrocall and the First National Bank of Boston, Warrant
          Agent.(p)
 10.50    Second Amended and Restated Loan Agreement dated as of
          October 21, 1997, among Metrocall, the financial
          institutions signatory thereto, and Toronto-Dominion
          (Texas), Inc., as Administrative Agent.(q)
 10.51    Registration Rights Agreement, dated October 21, 1997
          between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp.
          and Nationsbank Montgomery Securities, Inc.(g)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.52    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)
 10.53    Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)
 10.54    Agreement dated May 16, 1996 among Metrocall and Ray D.
          Russenberger and Elliott H. Singer regarding voting for
          director.(u)
 10.55    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Ray D. Russenberger.(u)
 10.56    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliott H. Singer.(u)
 10.57    Employment Agreement dated May 16, 1996 between Metrocall
          and Charles A. Emling III.(u)
 11.1     Statement re computation of per share earnings.+
 27.1     Financial Data Schedule.+

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

(z) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

(aa) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

(ab) Incorporated by reference to Metrocall's Current Report on Form 8-K filed July 7, 1998.

     (b) Reports on Form 8-K

     On July 7, 1998 the Company filed a Report on Form 8-K reporting an agreement entered into with AT&T Wireless Services, Inc. ("Wireless"), McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. to acquire the stock of certain subsidiaries of Wireless that operate the paging and messaging services business of AT&T Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998                     METROCALL, INC.

                                                 /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                     Vincent D. Kelly
                                                 Chief Financial Officer,
                                          Treasurer and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Metrocall, as amended.(g)
  3.3     Seventh Amended and Restated Bylaws of Metrocall.+
  4.1     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995 including form of
          Notes.(h)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(i)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(j)
  4.4     Second Supplemental Indenture dated November 15, 1996, for
          A+ Notes.(j)
  4.5     Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997, including form of Notes.(k)
  4.6     Indenture for ProNet Inc. 11 7/8% Senior Subordinated Notes
          due 2005 ("ProNet Notes") dated June 15, 1995.(t)
  4.7     Second Supplemental Indenture dated December 30, 1997, for
          ProNet Notes.(aa)
 10.1     Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc.
          ("Metrocall") dated as of January 30, 1997.(a)
 10.2     Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(a)
 10.3     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series A Convertible Preferred Stock of
          Metrocall(b)
 10.4     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series B Junior Convertible Preferred Stock of
          Metrocall(c)
 10.5     Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(d)
 10.6     Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(d)
 10.7     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia.(d)
 10.8     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet Inc. ("ProNet")(e)
 10.9     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet Inc. and certain stockholders of Metrocall
          listed therein.(e)
 10.10    Option Agreement dated as of August 8, 1997, between
          Metrocall and ProNet(e)
 10.11    Amendment to Option Agreement dated as of August 29, 1997, between Metrocall and ProNet(f)
 10.12    Stock Purchase Agreement by and among Metrocall and AT&T
          Wireless Services, Inc., McCaw Communications Companies,
          Inc. and AT&T Two Way Messaging Communications, Inc. dated
          June 26, 1998.(ab)
 10.13    Form of Certificate of Designation, Number, Powers,
          Preferences and Relative Participating, Optional and Other
          Rights of Series C Convertible Preferred Stock of
          Metrocall.(ab)
 10.14    Stockholders Voting Agreement and Proxy between AT&T
          Wireless Services, Inc., and certain stockholders of
          Metrocall dated June 26, 1998.(ab)
 10.15    Voting Agreement between AT&T Wireless Services, Inc., and
          Page America Group, Inc. dated June 26, 1998.(ab)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.16    Agreement and Plan of Merger dated as of May 16, 1996,
          between Metrocall and A+ Network, Inc.(u)
 10.17    Amendment to Agreement and Plan of Merger between Metrocall and A+ Network, Inc.(l)
 10.18    Shareholders' Option Sale Agreement dated as of May 16, 1996 between Metrocall and certain shareholders of A+ Network,
          Inc. listed therein.(u)
 10.19    Metrocall Stockholders Voting Agreement dated as of May 16,
          1996 between A+ Network, Inc. and certain stockholders of
          Metrocall listed therein.(u)
 10.20    Agreement and Plan of Merger entered into effective May 16,
          1996 between A+ Network, Inc. ("ACOM"), a Louisiana
          corporation to be formed as a wholly-owned subsidiary of
          ACOM, Radio and Communications Consultants, Inc., Advanced
          Cellular Telephone, Inc., Leroy Faith, Sr. and Eddie Ray
          Faith, DeWayne Faith and Leroy Faith Jr.(l)
 10.21    Agreement of Merger by and among Metrocall, PPI Acquisition
          Corp., Parkway Paging, Inc., certain shareholders of Parkway
          Paging, Inc., and George W. Bush, dated February 26,
          1996.(v)
 10.22    Asset Purchase Agreement by and among O.R. Estman, Inc.
          d/b/a Satellite Paging, Dana Paging, Inc., d/b/a Message
          Network, Bertram M. Wachtel, Edward R. Davalos, Kevan D.
          Bloomgren and Metrocall, dated February 28, 1996. (A portion of this Exhibit has been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Commission.)(v)
 10.23    Amendment to Asset Purchase Agreement dated as of August 30,
          1996 by and among O.R. Estman, Inc. d/b/a Satellite Paging,
          Dana Paging, Inc. d/b/a Message Network, Bertman M. Wachtel,
          Edward R. Davalos and Kevan D. Bloomgren, and Metrocall.(w)
 10.24    Employment Agreement between Metrocall and William L.
          Collins, III.(l)
 10.25    Employment Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.26    Employment Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.27    Change of Control Agreement between Metrocall and William L.
          Collins, III.(l)
 10.28    Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(l)
 10.29    Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(l)
 10.30    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and Jackie R. Kimzey.(m)
 10.31    Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and David J. Vucina.(m)
 10.32    Letter Agreement dated August 8, 1997, between Metrocall and
          Jackie R. Kimzey.(m)
 10.33    Letter Agreement dated August 8, 1997, between Metrocall and
          David J. Vucina.(m)
 10.34    Letter Agreement dated August 8, 1997, between Metrocall and
          Jan E. Gaulding.(m)
 10.35    Letter Agreement dated August 8, 1997, between Metrocall and
          Mark A. Solls.(m)
 10.36    Letter Agreement dated August 8, 1997, between Metrocall and
          Jeffery A. Owens.(m)
 10.37    Amendment to Employment Agreement between Metrocall and
          William L. Collins, III.(s)
 10.38    Second Amendment to Employment Agreement between Metrocall and William L. Collins, III.+
 10.39    Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(s)
 10.40    Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.+
 10.41    Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(s)
 10.42    Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.+
 10.43    Directors' Stock Option Plan, as amended.(n)
 10.44    Metrocall 1996 Stock Option Plan.(z)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.45    Metrocall 1996 Stock Option Plan, as amended.(n)
 10.46    Metrocall Amended Employee Stock Purchase Plan.(r)
 10.47    Variable Common Rights Agreement between Metrocall and First
          Union National Bank of Virginia, Rights Agent, dated as of
          November 15, 1996, including Form of Certificate
          representing Variable Common Rights.(o)
 10.48    Unit Purchase Agreement dated as of November 15, 1996, among
          Metrocall and Certain Purchasers.(p)
 10.49    Warrant Agreement dated as of November 15, 1996, between
          Metrocall and the First National Bank of Boston, Warrant
          Agent.(p)
 10.50    Second Amended and Restated Loan Agreement dated as of
          October 21, 1997, among Metrocall, the financial
          institutions signatory thereto, and Toronto-Dominion
          (Texas), Inc., as Administrative Agent.(q)
 10.51    Registration Rights Agreement, dated October 21, 1997
          between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp.
          and Nationsbank Montgomery Securities, Inc.(g)
 10.52    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)
 10.53    Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)
 10.54    Agreement dated May 16, 1996 among Metrocall and Ray D.
          Russenberger and Elliott H. Singer regarding voting for
          director.(u)
 10.55    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Ray D. Russenberger.(u)
 10.56    Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliott H. Singer.(u)
 10.57    Employment Agreement dated May 16, 1996 between Metrocall
          and Charles A. Emling III.(u)
 11.1     Statement re computation of per share earnings.+
 27.1     Financial Data Schedule.+

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