Form 10-Q
period 1998-09-30
METROCALL INC
filed 1998-11-16
CIK 906525

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                          OUTSTANDING AT NOVEMBER 13, 1998
                 -----                          --------------------------------
      Common Stock, $.01 par value                         40,953,403

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets, December 31, 1997 and
              September 30, 1998........................................     3
            Condensed Consolidated Statements of Operations for the
              three and nine month periods ended September 30, 1997 and
              1998......................................................     4
            Condensed Consolidated Statement of Stockholders' Equity for
              the nine month period ended September 30, 1998............     5
            Condensed Consolidated Statements of Cash Flows for the nine
              month periods ended September 30, 1997 and 1998...........     6
            Notes to Condensed Consolidated Financial Statements........     7
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    12

PART II.    OTHER INFORMATION
  Item 1.   Legal Proceedings...........................................    25
  Item 2.   Changes in Securities.......................................    25
  Item 3.   Defaults Upon Senior Securities.............................    25
  Item 4.   Submission of Matters to a Vote of Security Holders.........    26
  Item 5.   Other Information...........................................    26
  Item 6.   Exhibits and Reports on Form 8-K............................    26

SIGNATURES..............................................................    31

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   24,896     $    5,105
  Accounts receivable, less allowance for doubtful accounts
    of $6,843 as of December 31, 1997 and $7,175 as of
    September 30, 1998......................................       30,208         28,853
  Prepaid expenses and other current assets.................       18,372         21,883
                                                               ----------     ----------
         Total current assets...............................       73,476         55,841
                                                               ----------     ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       16,364         16,861
  Furniture, office equipment and vehicles..................       46,588         56,433
  Paging and plant equipment................................      276,993        297,716
  Less -- Accumulated depreciation and amortization.........     (115,357)      (151,713)
                                                               ----------     ----------
                                                                  224,588        219,297
                                                               ----------     ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $58,352 as of December 31, 1997 and $167,176
  as of September 30, 1998..................................      787,003        709,048
OTHER ASSETS................................................        1,947          2,512
                                                               ----------     ----------
TOTAL ASSETS................................................   $1,087,014     $  986,698
                                                               ==========     ==========
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $      952     $      864
  Accounts payable..........................................       35,160         13,423
  Accrued expenses and other current liabilities............       46,141         39,871
  Deferred revenues and subscriber deposits.................       15,854         14,355
                                                               ----------     ----------
         Total current liabilities..........................       98,107         68,513
                                                               ----------     ----------
CAPITAL LEASE OBLIGATIONS, net of current portion...........        4,282          3,710
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................      142,173        160,222
SENIOR SUBORDINATED NOTES, due 2005 and 2007................      452,534        452,534
DEFERRED INCOME TAX LIABILITY...............................      155,930        152,027
MINORITY INTEREST IN PARTNERSHIP............................          510            510
                                                               ----------     ----------
         Total liabilities..................................      853,536        837,516
                                                               ----------     ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 8)
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 182,726
  and 195,517 shares issued and outstanding as of December
  31, 1997 and September 30, 1998, and a liquidation
  preference of $46,481 and $51,445 at December 31, 1997 and
  September 30, 1998, respectively..........................       37,918         43,474
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share; 9,000 shares authorized; 1,579
  and 1,689 shares issued and outstanding as of December 31,
  1997 and September 30, 1998 and a liquidation preference
  of $16,064 and $17,780 at December 31, 1997 and September
  30, 1998, respectively....................................       16,064         17,780
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; 40,548,414 and 40,953,403 shares
    issued and outstanding as of December 31, 1997 and
    September 30, 1998, respectively........................          405            410
  Additional paid-in capital................................      336,076        337,861
  Accumulated deficit.......................................     (156,985)      (250,343)
                                                               ----------     ----------
         Total stockholders' equity.........................      179,496         87,928
                                                               ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $1,087,014     $  986,698
                                                               ==========     ==========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   1997         1998         1997         1998
                                                ----------   ----------   ----------   ----------
                                                      (UNAUDITED)               (UNAUDITED)
REVENUES:
  Service, rent and maintenance revenues......  $   64,701   $   93,810   $  183,237   $  278,945
  Product sales...............................      10,318       12,080       28,832       33,529
                                                ----------   ----------   ----------   ----------
          Total revenues......................      75,019      105,890      212,069      312,474
  Net book value of products sold.............      (7,642)      (6,482)     (21,324)     (20,941)
                                                ----------   ----------   ----------   ----------
                                                    67,377       99,408      190,745      291,533
                                                ----------   ----------   ----------   ----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses......      16,670       24,033       45,341       69,068
  Selling and marketing.......................      14,151       17,487       40,319       50,130
  General and administrative..................      18,292       28,185       53,642       85,872
  Depreciation................................      13,643       16,966       40,550       50,505
  Amortization................................       9,825       36,484       26,467      107,497
                                                ----------   ----------   ----------   ----------
                                                    72,581      123,155      206,319      363,072
                                                ----------   ----------   ----------   ----------
          Loss from operations................      (5,204)     (23,747)     (15,574)     (71,539)
INTEREST EXPENSE..............................      (9,856)     (16,011)     (25,763)     (47,035)
INTEREST AND OTHER (EXPENSE) INCOME...........        (121)          13          (61)         626
                                                ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAX BENEFIT................     (15,181)     (39,745)     (41,398)    (117,948)
INCOME TAX BENEFIT............................       1,345       10,591        3,510       31,861
                                                ----------   ----------   ----------   ----------
          Net loss............................     (13,836)     (29,154)     (37,888)     (86,087)
PREFERRED DIVIDENDS...........................      (2,184)      (2,499)      (5,353)      (7,271)
                                                ----------   ----------   ----------   ----------
          Loss attributable to common
            stockholders......................  $  (16,020)  $  (31,653)  $  (43,241)  $  (93,358)
                                                ==========   ==========   ==========   ==========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE
  TO COMMON STOCKHOLDERS......................  $    (0.55)  $    (0.77)  $    (1.64)  $    (2.28)
                                                ==========   ==========   ==========   ==========
Weighted-average common shares outstanding....  29,076,710   40,931,215   26,358,780   40,891,277
                                                ==========   ==========   ==========   ==========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                COMMON STOCK
                                             -------------------   ADDITIONAL
                                               SHARES       PAR     PAID-IN     ACCUMULATED
                                             OUTSTANDING   VALUE    CAPITAL       DEFICIT      TOTAL
                                             -----------   -----   ----------   -----------   --------
BALANCE, December 31, 1997.................  40,548,414    $405     $336,076     $(156,985)   $179,496
Issuance of shares in employee stock
  purchase plan (unaudited)................     136,885       2          576            --         578
Shares issued in settlement of litigation
  related to the ProNet Merger (unaudited).     270,000       3        1,212            --       1,215
Other (unaudited)..........................      (1,896)     --           (3)           --          (3)
Preferred dividends (unaudited)............          --      --           --        (7,271)     (7,271)
Net loss (unaudited).......................          --      --           --       (86,087)    (86,087)
                                             ----------    ----     --------     ---------    --------
BALANCE, September 30, 1998 (unaudited)....  40,953,403    $410     $337,861     $(250,343)   $ 87,928
                                             ==========    ====     ========     =========    ========

           See notes to condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(37,888)  $(86,087)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................    67,017    158,002
     Amortization of debt financing costs...................       776      1,326
     Change in deferred income taxes........................    (4,047)   (31,902)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................    (5,315)      (855)
     Prepaid expenses and other current assets..............    (1,946)    (3,510)
     Accounts payable.......................................       888    (19,507)
     Accrued expenses and other current liabilities.........     2,025     (5,709)
     Deferred revenues and subscriber deposits..............    (1,486)    (1,402)
                                                              --------   --------
          Net cash provided by operating activities.........    20,024     10,356
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................   (54,400)   (45,213)
  Cash paid for acquisitions, net of cash acquired..........   (25,255)        --
  Proceeds from sale of telemessaging operations............    10,650         --
  Additions to intangibles..................................    (1,042)    (1,503)
  Other.....................................................       798     (1,394)
                                                              --------   --------
          Net cash used in investing activities.............   (69,249)   (48,110)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    56,000     23,000
  Deferred debt financing costs.............................    (1,339)        --
  Principal payments on long-term debt......................      (945)    (5,612)
  Net proceeds from issuance of common stock................       432        577
  Other.....................................................        11         (2)
                                                              --------   --------
          Net cash provided by financing activities.........    54,159     17,963
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     4,934    (19,791)
CASH AND CASH EQUIVALENTS, beginning of period..............    10,917     24,896
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 15,851   $  5,105
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $ 18,105   $ 38,001
  Cash payments for income taxes............................  $    537   $     --

           See notes to condensed consolidated financial statements.

                                METROCALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
1.  ORGANIZATION AND RISK FACTORS

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

  Risks and Other Important Factors

     The Company sustained net losses of $20.1 million, $49.1 million, $52.5 million and $86.1 million for each of the years ended December 31, 1995, 1996, 1997 and for the nine month period ended September 30, 1998, respectively. The Company's loss from operations for the nine month period ended September 30, 1998 was $71.5 million. In addition, at September 30, 1998, the Company had an accumulated deficit of $250.3 million and a deficit in working capital of $12.7 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and customer base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At September 30, 1998, the Company had incurred approximately $617.3 million in debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions such that as of September 30, 1998, approximately $95.5 million of additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility, as well as the availability of financing in the capital markets.

     The Company is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulation, litigation and subscriber turnover.

2.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles, including goodwill, regulatory licenses issued by the Federal Communications Commission ("FCC") and subscriber bases recorded in conjunction with acquisitions from 15 years to 10 years for goodwill, from 25 years to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense for the nine-month period ended September 30, 1998 by approximately $18.0 million.

                                METROCALL, INC.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 in March 1998 did not have a material impact on the Company's results of operations, financial position or cash flows. The Company will be required to adopt SFAS No. 131 with the issuance of its financial statements for the year ending December 31, 1998 and is presently evaluating its potential impact on the results of operations, financial position and cash flows.

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

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Pursuant to the Telecommunications Act of 1996 (the "Telecom Act") and consistent with the FCC's local transport rules, the Company has ceased paying local exchange carriers ("LECs"), including a number of the Regional Bell Operating Companies ("RBOCs"), in the Company's various service areas for any facilities used by those LECs to transport local calls to the Company's local paging networks. The Company has also notified the LECs that it expects to receive credit from each LEC for any such local transport charges assessed against the Company by that LEC since November 1, 1996, the effective date for the FCC's rules governing local transport. As of December 31, 1997 and September 30, 1998, the Company has recorded credits receivable from the LECs related to such local transport charges of approximately $12.1 million and $15.5 million, respectively. These LEC receivables represent management's estimate, subject to significant revision, of amounts management believes are fully realizable. These LEC credit receivables have been classified as Prepaid Expenses and Other Current Assets in the accompanying balance sheets as of December 31, 1997 and September 30, 1998 (see Note 8).

6.  PRIOR YEAR ACQUISITIONS

  ProNet Inc.

     On December 30, 1997, the Company completed the merger of ProNet with and into Metrocall (the "ProNet Merger"), pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997. Under the terms of the ProNet Merger, Metrocall issued 0.90 shares of Metrocall common stock for each share of ProNet common stock, or approximately 12.3 million shares of Metrocall common stock (including 630,000 shares remaining to be issued in 1998 as settlement of certain ProNet litigation). In connection with the ProNet Merger, the Company assumed ProNet's $100.0 million in 11 7/8% senior subordinated notes, due in 2005 and refinanced indebtedness outstanding, including accrued interest and bank fees, under ProNet's credit

                                METROCALL, INC.

6.  ACQUISITION -- (CONTINUED)
facility with borrowings under the Company's credit facility. The ProNet Merger has been accounted for as a purchase for financial reporting purposes.

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

     On February 4, 1998, the Board of Directors approved an amendment to the Company's 1996 Stock Option Plan, as amended, to increase the number of options issuable under the plan to approximately 6.0 million. During the nine months ended September 30, 1998, the Board of Directors approved grants of options to purchase 1,678,000 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $5.13 to $6.75 per share, a price equal to or greater than the fair market value on the date of grant.

  Employee Stock Purchase Plan

     The Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), offers eligible employees the opportunity to purchase an aggregate of 1,000,000 shares of Metrocall common stock through payroll deductions. Each eligible employee may elect to purchase shares of Metrocall common stock at the lesser of 85% of the fair market value of Metrocall common stock on either the first or last trading day for each payroll deduction period. The Company issued 48,134 and 88,751 shares of Company common stock on January 1 and July 1, 1998, respectively, under the Stock Purchase Plan, with a purchase price of approximately $4.09 and $4.20 per share, respectively.

8.  COMMITMENTS AND CONTINGENCIES

  Legal and Regulatory Matters

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

  Interconnect Complaints

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement for any past charges assessed. Metrocall has requested that the FCC resolve these complaints. The deadline for filing briefs and motions in these proceedings was September 1998, the Company is awaiting a ruling.

9.  SUBSEQUENT EVENT

  AT&T Wireless Messaging Division

     On October 2, 1998, the Company closed on a stock purchase agreement with AT&T Wireless Services, Inc. ("Wireless"), McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communica-

                                METROCALL, INC.

9.  SUBSEQUENT EVENT -- (CONTINUED)
tions, Inc. to acquire the stock of certain subsidiaries of Wireless that operated the paging and messaging services business of AT&T Corp. and a 50KHz/50KHz narrowband personal communications services license. The purchase price for this acquisition was $110.0 million in cash and $95.0 million in stated value of a new Series C Convertible Preferred Stock (the "Series C Preferred"), subject to adjustment, based on the performance of the acquired business prior to the closing. The acquisition will be accounted for as a purchase for financial reporting purposes.

     The issuance of the Series C Preferred was approved by the shareholders on September 29, 1998. The Series C Preferred ranks junior to the Company's existing Series A and B Preferred Stock and will be convertible into common stock beginning five years after issuance. Dividends accrue at a rate of 8% of the stated value, payable semi-annually, and may be paid either in cash or in additional shares of Series C Preferred at the Company's option.

     In order to fund the cash portion of the purchase price, the Company and its bank lenders amended and restated the Company's credit agreement (as amended, the "Credit Agreement") on October 2, 1998. Under the Credit Agreement, the Company may, subject to certain conditions, increase its borrowings from $300.0 million to $400.0 million. At closing, the Company drew down the new
6 1/2 year term loan, which matures on March 31, 2005 and bears interest at LIBOR plus 3%.

     The Credit Facility contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 through December 31, 1998 and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each case, as such terms are defined in the Agreement. The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by the Company during the term of the credit facility. The Credit Facility also prohibits certain changes in ownership control of the Company, as defined, during the term of the Credit Facility.

     The following unaudited pro forma condensed combined balance sheet gives effect to the acquisition of the paging and messaging operations of the Advanced Messaging Division ("AMD") of AT&T Wireless Services, Inc. for consideration of
(i) cash of $110.0 million and (ii) Series C Preferred having a stated value of $95.0 million, as if the transaction had occurred at September 30, 1998.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET

                            AS OF SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                                        PRO FORMA
                                                 METROCALL     AMD     ADJUSTMENTS        TOTAL
                                                 ---------   -------   -----------      ----------
Cash and cash equivalents......................  $  5,105    $    --                    $    5,105
Accounts receivable............................    28,853     18,616                        47,469
Prepaid expenses and other assets..............    21,883         93                        21,976
                                                 --------    -------    --------        ----------
          Total current assets.................    55,841     18,709                        74,550
                                                 --------    -------    --------        ----------
Property and equipment.........................   219,297     73,789      (7,996)(A)       285,090
Intangible assets (B)..........................   709,048         --     227,093           936,141
Other assets...................................     2,512         64                         2,576
                                                 --------    -------    --------        ----------
          Total assets.........................  $986,698    $92,562    $219,097        $1,298,357
                                                 ========    =======    ========        ==========
Current liabilities............................  $ 68,513    $31,234    $  2,952 (C)    $  102,699
Capital lease obligations......................     3,710         --                         3,710
Credit facility and other long-term debt.......   160,222         --     110,000 (D)       270,222
Senior subordinated notes......................   452,534         --                       452,534
Deferred income taxes..........................   152,027         --      72,473 (E)       224,500
Minority interest..............................       510         --                           510
                                                 --------    -------    --------        ----------
          Total liabilities....................   837,516     31,234     185,425         1,054,175
                                                 ========    =======    ========        ==========
Series A convertible preferred stock...........    43,474         --                        43,474
Series B junior convertible preferred stock....    17,780         --                        17,780
Series C convertible preferred stock...........        --         --      95,000 (F)        95,000
Total stockholders' equity/net assets..........    87,928     61,328     (61,328)(G)        87,928
                                                 --------    -------    --------        ----------
          Total liabilities and stockholders'
            equity.............................  $986,698    $92,562    $219,097        $1,298,357
                                                 ========    =======    ========        ==========

---------------
 (A) Reflects a reduction of noncurrent assets due to the allocation of fair value in excess of acquisition cost.
 (B) Intangible assets consists of the following:

                                                METROCALL     AMD       TOTAL
                                                ---------   --------   --------
FCC Licenses..................................  $288,705    $ 18,636   $307,341
PCS Licenses..................................        --      26,749     26,749
Subscriber Lists..............................   197,976     163,001    360,977
Goodwill......................................   205,536          --    205,536
Noncompete Convenants.........................       999      17,832     18,831
Deferred Debt Issuance Costs..................    13,874         875     14,749
Other Intangibles.............................     1,958          --      1,958
                                                --------    --------   --------
                                                $709,048    $227,093   $936,141
                                                ========    ========   ========

 (C) Represents accrued transaction fees.
 (D) Reflects cash consideration for the AMD acquisition financed with borrowings under the Metrocall Credit Facility.
 (E) Represents the tax effect of the difference between the amounts allocated to assets and their tax basis.
 (F) Reflects the issuance of the Series C Preferred Stock.
 (G) Elimination of the net assets of AMD.

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

OVERVIEW

     Metrocall is currently the second largest paging company in the United States based on number of subscribers, with approximately 4,332,200 pagers in service at September 30, 1998. The Company added 108,220 and 301,364 subscribers to its base of pagers in service for the three and nine-month periods ended September 30, 1998, respectively. The definitions below relate to management's discussion of the Company's results of operations that follows.

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

     The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's service, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have increased approximately 41% and 47% to $105.9 million and $312.5 million for the three and the nine-month periods ended September 30, 1998, respectively, from $75.0 million and $212.1 million for the three and the nine-month periods ended September 30, 1997, respectively. Overall, subscribers have increased by approximately 65% to more than 4.3 million at September 30, 1998 from approximately 2.6 million at September 30, 1997. The increase in subscribers is largely due to the acquisition of ProNet in December 1997, adding approximately 1.3 million subscribers.

     The Company's average monthly paging service, rent and maintenance revenues per unit ("ARPU") for the three and nine-month periods ended September 30, 1998 was $7.11 and $7.30, respectively. This was a decrease from $8.17 and $8.30, respectively, for the three and nine-month periods ended September 30, 1997. The decrease in ARPU from 1997 to 1998 is primarily attributable to the ProNet Merger and, to a lesser extent, the changing overall distribution mix. In order to offset declines in ARPU and to capitalize on growth of paging and wireless messaging services, the Company has expanded its channels of distribution to include Company-owned and operated retail stores, strategic partnerships and alliances and internet sales, among others; with each distribution channel focusing on the sale rather than lease of pagers. Some of these channels tend to have higher ARPU's than the Company's strategic partners and typical resellers, who purchase service in quantity at wholesale rates. Furthermore, the Company has been successful in marketing enhanced services, such as nationwide paging services, voice mail and other ancillary services which tend to increase ARPU.

     The Company's growth, whether internal or through acquisitions, requires significant capital investments for paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that leases pagers from the Company. During the three and nine-month periods ended September 30, 1998 the Company's capital expenditures totaled $13.6 million and $45.2 million, respectively. This includes approximately $7.7 million and $28.8 million for the three and nine-month periods ended September 30, 1998, respectively, for pagers, representing an increase in pagers on hand and net increases to and maintenance of the rental pager base.

     The Company's focus is now on increasing ARPU's, lowering operating costs, increasing utilization of its nationwide network, expanding its geographic presence and emphasizing distribution channels through which pagers are sold rather than leased in order to reduce future capital expenditures. In addition, on October 2, 1998, the Company acquired the paging and messaging operations of AT&T Wireless Services, Inc. This acquisition expands the Company's geographic presence to include the northwest portion of the United States while adding to the subscriber bases of several of its existing operating regions. As part of the acquisition, the Company also acquired a 50KHz/50KHz narrowband personal communications services ("NPCS") license which, when constructed, will allow the Company to expand its capacity to offer value-added enhanced services including two-way paging and messaging services. The Company may continue to evaluate strategic merger or acquisition targets in the future but only if such targets satisfy certain minimum criteria such as geographic coverage, regulatory licenses and other factors including overall valuation, form of consideration and availability of financing.

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

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                             ------------------------       ------------------------
                                               1997           1998            1997           1998
                                             ---------      ---------       ---------      ---------
REVENUES:
  Service, rent and maintenance............       96.0%          94.4%           96.1%          95.7%
  Product sales............................       15.3           12.2            15.1           11.5
                                             ---------      ---------       ---------      ---------
       Total revenues......................      111.3          106.6           111.2          107.2
  Net book value of products sold..........      (11.3)          (6.6)          (11.2)          (7.2)
                                             ---------      ---------       ---------      ---------
                                                 100.0          100.0           100.0          100.0
OPERATING EXPENSES:
  Service, rent and maintenance expenses...       24.7           24.2            23.8           23.7
  Selling and marketing....................       21.0           17.6            21.1           17.2
  General and administrative...............       27.2           28.4            28.1           29.5
  Depreciation.............................       20.2           17.1            21.3           17.3
  Amortization.............................       14.6           36.7            13.9           36.9
                                             ---------      ---------       ---------      ---------
       Total operating expenses............      107.7          124.0           108.2          124.6
                                             ---------      ---------       ---------      ---------
       Loss from operations................       (7.7)         (24.0)           (8.2)         (24.6)
Interest and other income (expense)........       (0.3)           0.0             0.0            0.2
Interest expense...........................      (14.6)         (16.1)          (13.5)         (16.1)
                                             ---------      ---------       ---------      ---------
Loss before income tax benefit.............      (22.6)         (40.1)          (21.7)         (40.5)
Income tax benefit.........................        2.0           10.7             1.8           10.9
                                             ---------      ---------       ---------      ---------
       Net loss............................      (20.6)         (29.4)          (19.9)         (29.6)
Preferred dividends........................       (3.2)          (2.5)           (2.8)          (2.5)
                                             ---------      ---------       ---------      ---------
       Loss attributable to common
          stockholders.....................      (23.8)%        (31.9)%         (22.7)%        (32.1)%
                                             =========      =========       =========      =========
Units in service (end of period)...........  2,633,544      4,332,200       2,633,544      4,332,200
EBITDA (in thousands)(1)...................  $  18,264      $  29,703       $  51,443      $  86,463
Ratio of EBITDA to net revenues(1).........       27.1%          29.9%           27.0%          29.7%
ARPU(2)....................................  $    8.17      $    7.11       $    8.30      $    7.30
Average monthly operating cost per unit(3).  $    6.34      $    5.43       $    6.45      $    5.53

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

(3) Average monthly operating expense per unit is calculated by dividing (a) total recurring paging operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. The calculation of average monthly operating expense per unit for the three and nine-month periods ended September 30, 1997 excludes costs associated with telemessaging operations.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

     Total revenues increased approximately $30.9 million, or approximately 41.2%, from $75.0 million for the three-month period ended September 30, 1997 ("1997 Quarter") to $105.9 million for the three-month period ended September 30, 1998 ("1998 Quarter"). Net revenues increased approximately $32.0 million, or 47.5%, from $67.4 million in the 1997 Quarter to $99.4 million in the 1998 Quarter. The increase is attributable to greater service revenues due to the growth of pagers in service from 2,633,544 at September 30, 1997 to 4,332,200 at September 30, 1998. The change in total subscribers from September 30, 1997 to September 30, 1998 resulted, in part, from the ProNet Merger on December 30, 1997 which added approximately 1.3 million subscribers. ARPU for paging services decreased from $8.17 per unit in the 1997 Quarter to $7.11 per unit in the 1998 Quarter due to the ProNet Merger and the changing subscriber distribution mix. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales increased $1.8 million from $10.3 million in the 1997 Quarter to $12.1 million in the 1998 Quarter and decreased as a percentage of net revenues from 15.3% in the 1997 Quarter to 12.2% in the 1998 Quarter. Net book value of products sold decreased approximately $1.1 million from $7.6 million in the 1997 Quarter to $6.5 million in the 1998 Quarter due to increased depreciation taken on units sold which yields a lower net book value at the sale date. Pagers are classified as property and depreciated from the date of acquisition. The gross margin on products sold increased from 25.9% in the 1997 Quarter to 46.3% in the 1998 Quarter.

     Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from the 1997 Quarter to the 1998 Quarter. Average monthly operating cost per unit decreased from $6.34 per unit for the 1997 Quarter (excluding operating costs associated with the telemessaging operations) to $5.43 per unit for the 1998 Quarter. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $7.3 million from $16.7 million in the 1997 Quarter to $24.0 million in the 1998 Quarter and decreased as a percentage of net revenues from 24.7% in the 1997 Quarter to 24.2% in the 1998 Quarter. The overall increase in service, rent and maintenance expense is primarily attributable to the ProNet Merger in December 1997 ($7.9 million). The Company has ceased paying local exchange carriers in the Company's various service areas for any facilities used by those local exchange carriers to transport local calls to the Company's local paging networks pursuant to the Telecommunications Act of 1996 (the "Telecom Act") and the FCC's rules regarding local transport which reduced third-party carrier costs by approximately $0.3 million in the 1998 Quarter. The Company has filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. The total value of credits receivable from these local exchange carriers at December 31, 1997 and September 30, 1998 was $12.1 million and $15.5 million, respectively. These LEC receivables represent management's estimate, subject to significant revision, of amounts management believes are fully realizable. The LEC credit receivables have been classified as Prepaid Expenses and Other Current Assets in the Company's balance sheets as of December 31, 1997 and September 30, 1998. Service, rent and maintenance expense per unit decreased from $2.15 per unit in the 1997 Quarter to $1.87 per unit in the 1998 Quarter.

     Selling and marketing expenses increased approximately $3.3 million from $14.2 million in the 1997 Quarter to $17.5 million in the 1998 Quarter and decreased as a percentage of net revenues from 21.0% in the 1997 Quarter to 17.6% in the 1998 Quarter. The increase in selling and marketing expenses is primarily associated with the ProNet Merger ($3.9 million). Monthly selling and marketing expense per unit decreased from $1.83 per unit in the 1997 Quarter to $1.36 per unit in the 1998 Quarter. Selling and marketing expenses may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $9.9 million from $18.3 million in the 1997 Quarter compared to $28.2 million in the 1998 Quarter, and increased as a percentage of net revenues from 27.2% in the 1997 Quarter to 28.4% in the 1998 Quarter. Increases in general and administrative expenses were attributable to the ProNet Merger ($6.7 million) and increased expenses for a variety of professional services and additional operational personnel. Monthly general and administrative expense per unit decreased from $2.36 per unit in the 1997 Quarter to $2.20 per unit in the 1998 Quarter.

     Depreciation increased approximately $3.4 million from $13.6 million in the 1997 Quarter to $17.0 million in the 1998 Quarter, and decreased as a percentage of net revenues from 20.2% to 17.1% in the 1997 Quarter and the 1998 Quarter, respectively. The increase in depreciation expense resulted primarily from depreciation on equipment attributable to the ProNet Merger.

     Amortization increased significantly in the 1998 Quarter, up $26.7 million from $9.8 million in the 1997 Quarter to $36.5 million in the 1998 Quarter and increased as a percentage of net revenues from 14.6% in the 1997 Quarter to 36.7% in the 1998 Quarter. The amortization of intangibles recorded in conjunction with the ProNet Merger increased amortization by approximately $20.4 million. Additionally, effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles from 15 to 10 years for goodwill, 25 to 10 years for FCC licenses and from 5 to 6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense in the 1998 Quarter by approximately $6.0 million.

     Interest expense increased approximately $6.1 million, from $9.9 million in the 1997 Quarter to $16.0 million in the 1998 Quarter. Interest expense increased due to higher average level of debt, including debt assumed in the ProNet Merger, during the 1998 Quarter primarily associated with the financing of the 1997 acquisitions and working capital requirements.

     Net loss increased $15.4 million from approximately $13.8 million in the 1997 Quarter to $29.2 million in the 1998 Quarter primarily due to the increase in interest expense and amortization of intangible assets, offset partially by the benefit for income taxes. Net losses are expected to continue in future periods.

     Loss attributable to common stockholders increased $15.7 million from $16.0 million in the 1997 Quarter to $31.7 million in the 1998 Quarter primarily due to increased amortization of intangible assets ($26.7 million) and increased interest expense ($6.1 million) partially offset by an increase in the benefit for income taxes ($9.2 million).

     EBITDA increased approximately $11.4 million to $29.7 million in the 1998 Quarter from $18.3 million in the 1997 Quarter. As a percentage of net revenues, EBITDA increased from 27.1% in the 1997 Quarter to 29.9% in the 1998 Quarter.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH 1997

     Total revenues increased approximately $100.4 million from $212.1 million for the nine months ended September 30, 1997 ("1997") to $312.5 million for the nine months ended September 30, 1998 ("1998"). Service, rent and maintenance revenues increased approximately $95.7 million in 1998 from $183.2 million in 1997 to $278.9 million in 1998. The increase in revenues is attributed to greater service revenues due to the growth of pagers from 2,633,544 at September 30, 1997 to 4,332,200 at September 30, 1998. Monthly ARPU for paging services decreased from $8.30 per unit in 1997 to $7.30 per unit in 1998 primarily due to the ProNet Merger in December 1997 and the changing subscriber distribution mix.

     Product sales increased $4.7 million from $28.8 million in 1997 to $33.5 million in 1998 and decreased as a percentage of total revenues from 15.1% in 1997 to 11.5% in 1998. Net book value of products sold decreased approximately $0.4 million from $21.3 million in 1997 to $20.9 million in 1998 principally due to the increase in product sales, offset by increased depreciation taken on units sold which yields a lower net book value at the sale date. Pagers are classified as property and depreciated from the date of acquisition. The gross margin on products sold increased from 26.0% in 1997 to 37.5% in 1998.

     Overall, the Company experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1997 to 1998. Average monthly operating costs per unit decreased from $6.45 in 1997 to $5.53 in 1998. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $23.8 million from $45.3 million in 1997 to $69.1 million in 1998 and was relatively unchanged as a percentage of net revenues; 23.8% in 1997 as compared to 23.7% in 1998. The increase in service, rent and maintenance expense is primarily attributable to the acquisition of Page America in July 1997 ($6.1 million) and the ProNet Merger in December 1997 ($23.7 million). The Company has ceased paying local exchange carriers in the Company's various service areas for any facilities used by those local exchange carriers to transport local calls to the Company's local paging networks pursuant to the Telecom Act and the FCC's rules regarding local transport. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past due charges assessed. The impact of these interconnect credits was to reduce third-party carrier costs by approximately $6.6 million in 1998. Service, rent and maintenance expense per unit decreased from $2.10 per unit in 1997 to $1.86 per unit in 1998.

     Selling and marketing expenses increased approximately $9.8 million, from $40.3 million in 1997 to $50.1 million in 1998 and decreased as a percentage of net revenues from 21.1% in 1997 to 17.2% in 1998. The increase in selling and marketing expenses is primarily associated with the acquisition of Page America ($2.7 million) and the ProNet Merger ($11.1 million) offset by reductions in personnel costs ($3.3 million). Monthly selling and marketing expense per unit decreased from $1.87 per unit in 1997 to $1.35 per unit in 1998. Selling and marketing expense may increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased approximately $32.3 million, from $53.6 million in 1997 to $85.9 million in 1998 and increased as a percentage of net revenues from 28.1% in 1997 to 29.5% in 1998. The increase in general and administrative expenses is primarily associated with the Page America acquisition ($3.7 million) and the ProNet Merger ($20.1 million). General and administrative expenses also increased due to increased expenses for a variety of professional services, additional operational personnel, and various facility and administrative costs. Monthly general and administrative expense per unit decreased from $2.48 per unit in 1997 to $2.31 per unit in 1998. On a per unit basis general and administrative expenses are expected to continue to decline as additional synergies are gained from the Company's acquisitions.

     Depreciation increased approximately $9.9 million from $40.6 million in 1997 to $50.5 million in 1998, and decreased as a percentage of net revenues from 21.3% in 1997 to 17.3% in 1998. The increase in depreciation expense resulted primarily from the depreciation on equipment attributable to the Page America acquisition and the ProNet Merger.

     Amortization increased approximately $81.0 million from $26.5 million in 1997 to $107.5 million in 1998, and increased as a percentage of net revenues from 13.9% in 1997 to 36.9% in 1998. The amortization of intangibles recorded in conjunction with the Page America acquisition and the ProNet Merger increased amortization by approximately $12.5 million and $60.2 million, respectively. Additionally, effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles from 15 to 10 years for goodwill, 25 to 10 years for FCC licenses and from 5 to 6 years for subscriber bases to 3 years. The impact of these changes was an increase in amortization expense in 1998 by approximately $18.0 million.

     Interest expense increased approximately $21.2 million from $25.8 million in 1997 to $47.0 million in 1998. Interest expense increased due to higher average level of debt during 1998 primarily associated with the financing of the 1997 acquisitions and general working capital requirements.

     Net loss increased from approximately $37.9 million in 1997 to $86.1 million in 1998 primarily due to the increase in interest expense and the amortization of intangible assets, offset partially by a benefit for income taxes. Net losses are expected to continue in future periods.

     Loss attributable to common shareholders increased $50.2 million from $43.2 million in 1997 to $93.4 million in 1998 primarily due to the increase in interest expense and the amortization of intangible assets, offset partially by the benefit for income taxes.

     EBITDA increased approximately $35.1 million to $86.5 million in 1998 from $51.4 million in 1997. As a percentage of revenues, EBITDA increased from 27.0% in 1997 to 29.7% in 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 130 in March 1998 did not have a material impact on the Company's results of operations, financial position or cash flows. The Company will be required to adopt SFAS No. 131 with the issuance of its financial statements for the year ending December 31, 1998 and is presently evaluating its potential impact on the results of operations, financial position and cash flows.

YEAR 2000 COMPLIANCE

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company recognizes the critical role that our products and services play in the day to day operations of our direct and indirect customers, business partners and potential related parties. We also understand the serious issues and impact on our customers which could arise with the dawn of the new millennium. As part of Company's continuing commitment to provide quality and reliable services, the Company has and is currently addressing the issue of Y2K compliance. This effort has been divided into four phases.

     Assessment. The first phase is the assessment of the Company's hardware and software systems, and its embedded systems contained in the Company's buildings, plant, equipment and other infrastructure. Efforts are underway to identify and prioritize those areas of the business operations effected by the Y2K issue. We are also developing a comprehensive program and timetable for resolution of the Y2K issue. The program will outline, among other things, 1) kind and amount of necessary resources, such as money and labor, 2) validation strategies and testing plans on a system-wide basis, and 3) contingency plans, particularly for core business processes. The Company anticipates completion of this phase by December 31, 1998.

     Renovation. The second phase involves making software and hardware changes, developing replacement systems, and eliminating non-functional applications or system components. For example, the Company has upgraded it's financial and billing systems to vendor certified Y2K compliant versions. For all other applications, the Company is currently at various stages of completion with respect to this phase.

     Validation. As the Company makes changes to applications and components of it's systems, our intention is to validate and test those changes for Y2K compliance. The Company plans to perform validation and testing on a system-wide basis to ensure that the changes are compatible with other aspects of our systems. The Company may also conduct acceptance testing, where it deems necessary. The Company is currently undertaking this phase on certain applications.

     Implementation. This phase involves integrating the changes made to the Company's system. As the Company implements and integrates the changes, we may discover that our systems may include both Y2K compliant and non-compliant applications and components. The Company does not expect this combination to have any significant adverse effect upon it's operations but will develop appropriate contingency and disaster recovery plans to reduce the risk of such effects. The Company has begun this phase and we anticipate completion of the entire project by the fourth quarter of 1999.

     While costs incurred to date to address the Y2K issue have not been material, the Company expects to incur incremental expense of approximately $15.0 million through the end of 1999 to resolve any Y2K issues that relate to mission critical systems.

     In addition to implementing a comprehensive Y2K program for the Company's systems, the Company has been in discussions with AMD and other significant third parties, such as Motorola, to gain reasonable assurance that those parties have also assessed the Y2K issues impact on their own systems and have taken necessary steps towards compliance. There can be no assurance that the Company's initiatives will eliminate the adverse effects of the Y2K issue on it's operations, such as delays in inventory, accurate billing, failure to respond to customer calls, and impairment of it's indirect distribution channels. The extent of such impact cannot be predicted.

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

     The Company has financed its internal growth in 1998 through its operating cash flow, available cash on hand and borrowings under the Company's credit facility. Net cash provided by operating activities decreased from $20.0 million to $10.4 million for the nine-month periods ended September 30, 1997 and 1998, respectively, primarily due to the increase in interest expense for 1998 and a decrease in accounts payable funded through borrowings under the Company's credit facility.

     At September 30, 1998, the Company had a working capital deficit of approximately $12.7 million compared to $24.6 million at December 31, 1997. The Company has experienced such deficits in prior periods and such deficits are likely to continue. The Company attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g. accounts payable), causing a deficit in working capital. The Company currently has sufficient borrowing capacity available under its credit facility to fund the working capital deficit at September 30, 1998.

     Cash flows used in investing activities were primarily to fund purchases of property and equipment. Capital expenditures were approximately $54.4 million and $45.2 million for the nine-month periods ended September 30, 1997 and 1998, respectively. Capital expenditures for the nine-month period ended September 30, 1998 included approximately $28.8 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $8.7 million for information systems and computer related equipment, $6.7 million for network construction and development and $1.0 million for general purchases including leasehold improvements and office equipment. Total capital expenditures for the year ending December 31, 1998 are estimated to be approximately $80.0 million, including the impact of the acquisition of AT&T Wireless' Messaging Division but excluding the build-out of 50KHz/50KHz narrowband personal communications services license, primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. The Company estimates capital expenditures to meet the minimum build-out requirements to maintain the narrowband personal communications license to be approximately $8.1 million. The Company expects that its capital expenditures for the year ending December 31, 1998, will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on the Company's internal growth, general business and economic conditions and competitive pressures.

     Cash flows provided by financing activities for the nine-month period ended September 30, 1998, included borrowings under the Company's credit facility of $23.0 million primarily to fund working capital requirements and capital expenditures.

     There are no significant principal payments required under the Company's debt agreements through the year ended 2002. Additionally, dividends on the Company's Series A Preferred and Series B Junior Convertible Preferred Stock accrue at a rate of 14% of the stated value per year. Dividends may be paid in either cash or additional shares of Series A and Series B Preferred Stock at the Company's option. Through September 30, 1998, the Company has opted to pay all dividends on the Series A and B Preferred Stock in additional shares. Under certain circumstances, as defined in the certificate of designation, the dividend rate on the Series A Preferred may increase to 16% per year. Further, Metrocall is required to redeem all outstanding shares of Series A and Series B Preferred (including dividend shares) in November 2008 and July 2009 respectively, unless the holders have previously converted such shares to common stock. Accrued but unpaid dividends at September 30, 1998, were approximately $2.6 million and $0.9 million on the Series A and B Preferred, respectively.

     At September 30, 1998, approximately $159.3 million was outstanding under the Company's $300.0 million credit facility and approximately $95.5 million of additional borrowings were available under this facility. Subsequently, the Company executed an amended and restated credit agreement (the "Credit Agreement") which allows the Company to increase its borrowings from $300.0 million to $400.0 million, subject to certain conditions. On October 2, 1998, the Company increased its borrowings by $125.0 million to fund the cash portion of the AT&T Wireless Messaging Division acquisition and meet working capital requirements.

     As a result of recent communications with the Nasdaq, the Company has included in this filing a pro forma balance sheet (see Note 9 to the Consolidated Financial Statements at September 30, 1998), demonstrating that, as of October 2, 1998, the Company had sufficient net tangible assets to comply with the Nasdaq's continued listing standards. The Company currently is in compliance with the Nasdaq's standards for continued listing on the National Market System. In order to maintain compliance with the National Market System's continued listing standards, the Company is required, among other things, either to maintain net tangible assets (defined as total assets, less goodwill and total liabilities) of $4.0 million or not to incur a minimum bid price below $5 for 30 consecutive trading days. If, in the future, the Company fails to meet these standards, it could take a number of actions to maintain listing on a national exchange including, among others, a reverse stock split or a transfer of its listing to either the Nasdaq SmallCap Market or the American Stock Exchange.

RECENT ACQUISITION

  AT&T Wireless Messaging Division

     On October 2, 1998, the Company closed on a stock purchase agreement with AT&T Wireless Services, Inc. ("Wireless"), McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. to acquire the stock of certain subsidiaries of wireless that operated the paging and messaging services business of AT&T Corp. and a 50KHz/50KHz narrowband personal communications services license. The purchase price for this acquisition was $110.0 million in cash and $95.0 million in stated value of a new Series C Convertible Preferred Stock (the "Series C Preferred"), subject to adjustment, based on the performance of the acquired business prior to the closing. The acquisition will be accounted for as a purchase for financial reporting purposes.

     The issuance of the Series C Preferred was approved by the shareholders on September 29, 1998. The Series C Preferred ranks junior to the Company's existing Series A and B Preferred Stock and will be convertible into common stock beginning five years after issuance. Dividends accrue at a rate of 8% of the stated value, payable semi-annually, and may be paid either in cash or in additional shares of Series C Preferred at the Company's option.

     In order to fund the cash portion of the purchase price, the Company and its bank lenders executed the Credit Agreement on October 2, 1998. Under the Credit Agreement, the Company may, subject to certain conditions, increase its borrowings from $300.0 million to $400.0 million. At closing, the Company drew the new $100.0 million, 6 1/2 year term loan, which matures on March 31, 2005 and bears interest at LIBOR plus 3%.

     The Credit Agreement contains various covenants that, among other restrictions, require the Company to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 through December 31, 1998 and declining thereafter), senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each cash, as such terms are defined in the Agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by the Company during the term of the Credit Agreement. The Credit Agreement also prohibits certain changes in ownership control of the Company, as defined, during the term of the Credit Agreement.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     The ability of the Company to meet its debt service and other obligations will depend upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. Management believes that funds generated from the Company's operations and funds available under its credit facility will be sufficient to meet projected capital expenditures and debt service requirements and to fund the Company's operations for the foreseeable future. Management plans to continue to expand its geographic service areas through internal growth and will continue to evaluate potential strategic acquisition targets in the future which may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to the Company. Additionally, the following important factors, among others, could cause the Company's operating results and financial condition to differ materially from those indicated or suggested by forward looking statements made in this quarterly report.

  Substantial Indebtedness

     At September 30, 1998, the Company had outstanding approximately $617.3 million of debt, consisting of bank loans, senior subordinated notes, mortgage indebtedness and capital leases. The Company increased its borrowings outstanding under its credit facility by $125.0 million in October 1998 to fund the cash portion of the AT&T Wireless Messaging Division acquisition and fees associated with the transaction, and also to meet working capital requirements. This substantial indebtedness, along with the net losses and working capital deficits sustained by the Company in recent periods, may have consequences for the Company, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of interest expense; (iii) indebtedness under the credit facility bears interest at floating rates, which will cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (v) the Company may be more vulnerable in the event of a downturn in its business or in general economic conditions. In addition, the ability of the Company to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will depend upon the future performance of the Company and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic conditions. No assurance can be given that, in the event the Company were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to Metrocall.

  Growth Strategy

     Historically, Metrocall has grown substantially through acquisitions. The Company intends to pursue internal growth through expansion of its paging operations. The Company's internal growth will depend, in part, upon its ability to attract and retain skilled employees, its increasing reliance on strategic alliances and the ability of the Company's officers and key employees to maintain effective quality controls, manage rapid growth successfully and implement appropriate management information systems and controls. If the Company were unable to attract and retain skilled employees, rely upon its strategic alliances, maintain effective quality controls, manage rapid growth successfully and/or implement appropriate systems and controls, the Company's operations could be adversely affected.

  Possible Impact of Competition and Technological Change

     The Company faces competition from other paging companies in all markets in which it operates. The wireless communications industry is a highly competitive industry, with price being one of the primary means of differentiation among providers of numeric messaging services which account for the substantial majority of the Company's current revenues. Some of the Company's competitors and potential competitors, which include regional and national paging companies, possess greater financial, personnel, technical, marketing and other resources than those of the Company, as well as other competitive advantages. Companies in the industry also compete on the basis of coverage area, enhanced services, transmission quality, system reliability and customer service. Certain of Metrocall's competitors possess greater financial, technical, marketing and other resources than Metrocall. In addition, other entities offering wireless two-way communications technology, including cellular telephone, specialized mobile radio services and personal communications services, compete with the paging services provided by Metrocall. There can be no assurance that additional competitors will not enter markets served by Metrocall or that Metrocall will be able to compete successfully. In this regard, certain long distance carriers and RBOCs have begun marketing, or have announced their intention to begin marketing paging services jointly with other telecommunications services.

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

     Moreover, changes in technology could lower the cost of competitive services and products to a level where Metrocall's services and products would become less competitive or Metrocall would be required to reduce the prices of its services and products. There can be no assurance that Metrocall will be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, or that Metrocall's margins, inventory costs and cash flows will not be adversely affected in the event of such technological developments.

     Technological changes also may affect the value of the pagers owned by Metrocall and leased to its subscribers. If Metrocall's subscribers requested more technologically advanced pagers, Metrocall could incur additional capital expenditures if it were required to replace its subscribers' pagers.

  History of Net Losses

     Metrocall has sustained net losses of $20.1 million, $49.1 million and $52.5 million for each of the years ended December 31, 1995, 1996 and 1997 and $86.1 million for the nine-month period ended September 30, 1998. No assurance can be given that losses can be reversed in the future. In addition, at September 30, 1998, Metrocall's accumulated deficit was $250.3 million and Metrocall had a deficit in net working capital of $12.7 million. Metrocall's business has historically required substantial funds for capital expenditures and acquisitions that result in significant depreciation and amortization charges in future periods. Additionally, substantial levels of borrowing, which will result in significant interest expense, are expected to be outstanding in the foreseeable future. Accordingly, net losses are expected to continue to be incurred in the future. There can be no assurance that Metrocall will be able to operate profitably at any time in the future.

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

  Litigation

     Metrocall has filed complaints with the FCC against a number of RBOCS and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed. Metrocall has requested that the FCC resolve these complaints. The deadline for filing briefs and motions in these proceedings was September 1998, the Company is awaiting a ruling.

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

  Intangible Assets

     At September 30, 1998, the Company's total assets of approximately $986.7 million included net intangible assets of approximately $709.0 million. Intangible assets include FCC licenses and certificates, customer lists, debt financing costs, goodwill and certain other intangibles. Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both could be reduced significantly in the future due to changes in technology, regulation, available financing and competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangible assets including goodwill could be reduced materially in the future. Because a majority of the Company's assets are intangible, the assets of the Company would not be sufficient to repay all of the Company's indebtedness in the event secured creditors foreclose on the assets pledged to them.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of operations of the Company.

  Interconnect Complaints

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecom Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement for any past charges assessed. Metrocall has requested that the FCC resolve these complaints. The deadline for filing briefs and motions in these proceedings was September 1998, the Company is awaiting a ruling.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders held on September 29, 1998 the following proposals were adopted by the vote specified below:

                                                                     WITHHELD/            BROKER
                       PROPOSAL                             FOR       AGAINST   ABSTAIN  NONVOTES
                       --------                          ----------  ---------  -------  --------
1. Ratification of proposal to issue Series C Preferred
  Stock................................................  28,561,891   518,560    95,930    N/A
2. Ratification of Amendment to Metrocall's Amended and
   Restated Certificate of Incorporation increasing the
   number of authorized shares of Common Stock from
   80.0 million to 100.0 million.......................  28,445,836   627,161   103,384    N/A

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of
          Metrocall, as amended.+
  3.3     Seventh Amended and Restated Bylaws of Metrocall.(ac)
  4.1     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995 including form of
          Notes.(h)
  4.2     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(i)
  4.3     First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(j)
  4.4     Second Supplemental Indenture dated November 15, 1996, for
          A+ Notes.(j)
  4.5     Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997, including form of Notes.(k)
  4.6     Indenture for ProNet Inc. 11 7/8% Senior Subordinated Notes
          due 2005 ("ProNet Notes") dated June 15, 1995.(t)
  4.7     Second Supplemental Indenture dated December 30, 1997, for
          ProNet Notes.(aa)
 10.1     Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc.
          ("Metrocall") dated as of January 30, 1997.(a)
 10.2     Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(a)
 10.3     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series A Convertible Preferred Stock of
          Metrocall(b)
 10.4     Form of Certificate of Designation, Number, Powers,
          Preferences and Relative, Participating, Optional and Other
          Rights of Series B Junior Convertible Preferred Stock of
          Metrocall(c)
 10.5     Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(d)
 10.6     Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(d)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
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

 10.24    Employment Agreement between Metrocall and William L. Collins, III.(l)

 10.25    Employment Agreement between Metrocall and Steven D. Jacoby.(l)

 10.26    Employment Agreement between Metrocall and Vincent D. Kelly.(l)

 10.27    Change of Control Agreement between Metrocall and William L. Collins, III.(l)

 10.28    Change of Control Agreement between Metrocall and Steven D. Jacoby.(l)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
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

 10.34    Letter Agreement dated August 8, 1997, between Metrocall and Jan E. Gaulding.(m)

 10.35    Letter Agreement dated August 8, 1997, between Metrocall and Mark A. Solls.(m)

 10.36    Letter Agreement dated August 8, 1997, between Metrocall and Jeffery A. Owens.(m)

 10.37    Amendment to Employment Agreement between Metrocall and William L. Collins, III.(s)

 10.38    Second Amendment to Employment Agreement between Metrocall and William L. Collins, III.(ac)

 10.39    Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(s)

 10.40    Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(ac)

 10.41    Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)

 10.42    Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(ac)

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

 10.51    Third Amended: Restated Loan Agreement dated as of October 2, 1998, among Metrocall, the financial institutions signatory thereto, and Toronto-Dominion (Texas), Inc. as Administrative Agent.+

 10.52    Registration Rights Agreement, dated October 21, 1997 between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp. and Nationsbank Montgomery Securities, Inc.(g)

 10.53    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)

 10.54    Lease Agreement dated December 20, 1983 between Beacon Communications Associates, Ltd. and a predecessor of Metrocall.(y)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 10.55    Agreement dated May 16, 1996 among Metrocall and Ray D. Russenberger and Elliott H. Singer regarding voting for director.(u)

 10.56    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall and Ray D. Russenberger.(u)

 10.57    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall and Elliott H. Singer.(u)

 10.58    Employment Agreement dated May 16, 1996 between Metrocall and Charles A. Emling III.(u)

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

(ab) Incorporated by reference to Metrocall's Current Report on Form 8-K filed July 7, 1998.

(ac) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.

     (b) Reports on Form 8-K

     On October 2, 1998 the Company completed the transactions contemplated by the Stock Purchase Agreement dated as of June 26, 1998 between Metrocall, AT&T Wireless Services, Inc., McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 1998                   METROCALL, INC.

                                                 /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                     Vincent D. Kelly
                                                 Chief Financial Officer,
                                          Treasurer and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
  3.1     Amended and Restated Certificate of Incorporation of Metrocall, as amended.+

  3.3     Seventh Amended and Restated Bylaws of Metrocall.(ac)

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

 10.14    Stockholders Voting Agreement and Proxy between AT&T Wireless Services, Inc., and certain stockholders of Metrocall dated June 26, 1998.(ab)

 10.15    Voting Agreement between AT&T Wireless Services, Inc., and Page America Group, Inc. dated June 26, 1998.(ab)

 10.16    Agreement and Plan of Merger dated as of May 16, 1996, between Metrocall and A+ Network, Inc.(u)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
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

 10.34    Letter Agreement dated August 8, 1997, between Metrocall and Jan E. Gaulding.(m)

 10.35    Letter Agreement dated August 8, 1997, between Metrocall and Mark A. Solls.(m)

 10.36    Letter Agreement dated August 8, 1997, between Metrocall and Jeffery A. Owens.(m)

 10.37    Amendment to Employment Agreement between Metrocall and William L. Collins, III.(s)

 10.38    Second Amendment to Employment Agreement between Metrocall and William L. Collins, III.(ac)

 10.39    Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(s)

 10.40    Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(ac)

 10.41    Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)

 10.42    Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(ac)

 10.43    Directors' Stock Option Plan, as amended.(n)

 10.44    Metrocall 1996 Stock Option Plan.(z)

 10.45    Metrocall 1996 Stock Option Plan, as amended.(n)

 10.46    Metrocall Amended Employee Stock Purchase Plan.(r)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
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

 10.51    Third Amended: Restated Loan Agreement dated as of October 2, 1998, among Metrocall, the financial institutions signatory thereto, and Toronto-Dominion (Texas), Inc. as Administrative Agent.+

 10.52    Registration Rights Agreement, dated October 21, 1997 between Metrocall and Morgan Stanley & Co. Incorporated, TD
          Securities (USA), Inc., First Union Capital Markets Corp.  and Nationsbank Montgomery Securities, Inc.(g)

 10.53    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)

 10.54    Lease Agreement dated December 20, 1983 between Beacon Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)

 10.55    Agreement dated May 16, 1996 among Metrocall and Ray D. Russenberger and Elliott H. Singer regarding voting for director.(u)

 10.56    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall and Ray D. Russenberger.(u)

 10.57    Non-disclosure/No Conflict Agreement dated May 16, 1996 between Metrocall and Elliott H. Singer.(u)

 10.58    Employment Agreement dated May 16, 1996 between Metrocall and Charles A. Emling III.(u)

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

(ab) Incorporated by reference to Metrocall's Current Report on Form 8-K filed July 7, 1998.

(ac) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.

     (b) Reports on Form 8-K

     On October 2, 1998 the Company completed the transactions contemplated by the Stock Purchase Agreement dated as of June 26, 1998 between Metrocall, AT&T Wireless Services, Inc., McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc.