Form 10-K
period 1998-12-31
METROCALL INC
filed 1999-03-31
CIK 906525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-21924

                                METROCALL, INC.

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                    54-1215634
       (State of incorporation)               (I.R.S. Employer Identification No.)
  6677 RICHMOND HIGHWAY, ALEXANDRIA,                         22306
                VIRGINIA                                   (Zip Code)
   (Address of Principal Executive
                Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 660-6677

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 NOT APPLICABLE

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $139.1 million based on the closing sales price on March 1, 1999.

COMMON STOCK, PAR VALUE $0.01 -- 41,639,878 SHARES OUTSTANDING ON MARCH 1, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of the Registrant to be held May 5, 1999 will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
ITEM 1:         Business....................................................    3
ITEM 2:         Properties..................................................   14
ITEM 3:         Legal Proceedings...........................................   14
ITEM 4:         Submission of Matters to a Vote of Security Holders.........   14
PART II
ITEM 5:         Market for Metrocall's Common Stock and Related Stockholder
                  Matters...................................................   15
ITEM 6:         Selected Financial Data.....................................   17
ITEM 7:         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   18
ITEM 7A:        Quantitative and Qualitative Disclosures About Market
                  Risk......................................................   32
ITEM 8:         Financial Statements and Supplementary Data.................   32
ITEM 9:         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................   32
PART III
ITEM 10:        Directors and Executive Officers of the Registrant..........   32
ITEM 11:        Executive Compensation......................................   32
ITEM 12:        Security Ownership of Certain Beneficial Owners and
                  Management................................................   32
ITEM 13:        Certain Relationships and Related Transactions..............   32
PART IV
ITEM 14:        Exhibits, Financial Statement Schedule and Reports on Form
                  8-K.......................................................   33
Signatures..................................................................   37

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". These uncertainties include:

     - our high leverage and need for substantial capital;

     - our ability to service debt;

     - our history of net operating losses;

     - the restrictive covenants governing our indebtedness;

     - the amortization of our intangible assets;

     - our ability to integrate the AMD acquisition;

     - our ability to implement our business strategies;

     - the impact of competition and technological developments;

     - satellite transmission failures;

     - subscriber turnover;

     - our ability to implement our Year 2000 readiness plan;

     - litigation;

     - regulatory changes; and

     - dependence on key suppliers.

     Other matters set forth in this Annual Report on Form 10-K may also cause actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a leading provider of local, regional and national paging and other wireless messaging services. Through our nationwide wireless network we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, our subscriber base has increased from less than 250,000 to more than 5.6 million. We have achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 1998, we were the second largest messaging company in the United States based on the number of subscribers.

PAGING AND WIRELESS MESSAGING INDUSTRY OVERVIEW

     We believe that paging and wireless messaging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area either directly to a person traveling or to various fixed locations. Conventional paging, as a one-way communications tool, is a lower-cost way to communicate than existing two-way communication methods. For example, the pagers and air time required to transmit a typical message cost less than the equipment and air time for cellular and personal communications services (PCS) telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single battery. Paging subscribers generally pay a flat monthly service fee, which covers a certain number of messages sent to the subscriber. In addition, pagers are unobtrusive and portable and historically have withstood substantial technological advances in the communications industry. Many mobile telephone customers use pagers in conjunction with their telephones to screen incoming calls and minimize battery wear and usage charges.

     Although the U.S. paging industry has over 500 licensed paging companies, we estimate that the ten largest paging companies, including us, currently serve approximately 75% of the total paging subscribers in the United States. These paging companies are facilities-based, Commercial Mobile Radio Service (CMRS) providers, previously classified as either Radio Common Carrier (RCC) or Private Carrier Paging (PCP) operators, servicing over 100,000 subscribers each in multiple markets and regions.

     We believe that the future of the paging and wireless communications industry will include technological improvements that permit increased service and applications, and consolidation of smaller, single-market operators and larger, multi-market paging companies.

     Recent technological advances include new paging services such as "confirmation" or "response" paging that send a message back to the paging system confirming that a paging message has been received, digitized voice paging, two-way paging and notebook and sub-notebook computer wireless data applications. Narrowband PCS offers the ability to provide some of these services on an expanded basis. Narrowband PCS utilizes a two-way spectrum, which offers advantages to the traditional one-way spectrum that some paging networks use. The two-way spectrum enables a paging device to emit a signal that notifies the network of the paging device's location and permits the network to send the message to transmitters closest to the paging device. In contrast, a one-way spectrum requires the message to be sent to all transmitters within a geographic area and not necessarily to those transmitters closest to the paging device. Therefore, a two-way spectrum utilizes less air time of the paging network and creates more air time capacity particularly in the areas farthest from the paging device. While these narrowband PCS services have been proven technologically feasible, their economic viability has not been fully tested based on the cost of licenses, infrastructure and capital requirements; increased operating costs; and competitive, similarly priced two-way broadband PCS and cellular services.

OUR BUSINESS STRATEGY

     Our business strategy is to increase shareholder value by expanding our subscriber base and increasing revenues, cost efficiencies, and operating cash flow. Operating cash flow is defined as EBITDA (earnings before interest, taxes, depreciation and amortization). The principal elements of this strategy include the following:

Manage Capital Requirements and Increase Free Cash Flow. Our key financial objective is to manage capital requirements and increase free cash flow. We define free cash flow as operating cash flow less capital expenditures and interest expense. To achieve this objective, we focus on the following:

     - focusing on selling, rather than leasing, paging units in order to reduce capital expenditure requirements per subscriber;

     - increasing revenues and cash flow through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit (ARPU) than standard messaging or paging services; and

     - increasing the utilization of our fully developed nationwide network to serve more customers per frequency and enter new markets with minimal capital outlay.

     Maximize Internal Growth Potential. We have grown internally by broadening our distribution network and expanding our target market to capitalize on the growing appeal of messaging and other wireless products and services. Since December 31, 1994, we have added approximately 1.4 million new subscribers through internal growth. We have expanded our direct and indirect distribution channels to gain access to different market segments. As part of this strategy, we have formed strategic alliances with:

     - local, long-distance, cellular and PCS providers, such as AT&T Wireless Services Inc. (AT&T Wireless), Bell Atlantic, Qwest, Vanguard Cellular and ALLTEL;

     - cable television companies, such as Adelphia Cable Communications and Suburban Cable; and

     - retail outlets, such as Circle K Stores, AutoZone, Ritz Camera and Walgreens.

     We have also developed strategic marketing relationships with America Online and Washington Gas and Light Company, which are designed to further enhance our market presence. We have also entered into a broadband PCS alliance with AT&T Wireless, which will enable us to further diversify our product mix by distributing AT&T's digital PCS wireless products and AT&T's Digital One Rate
(SM) service plans via our direct distribution channels. In 1999, we will continue to expand our multi-tiered distribution network and marketing relationships. We believe that these initiatives will continue to increase our sales and broaden the range and diversity of products that we currently offer to consumers.

     Expand Market Presence through Consolidation. We have expanded our subscriber base and geographic coverage through consolidation. On October 2, 1998, we acquired the Advanced Messaging Division (AMD) of AT&T Wireless, the paging operations of AT&T. The AMD acquisition increased the size of our subscriber base by adding 1.2 million subscribers to our existing customer base. As part of the acquisition, we also acquired a 50KHz/50KHz narrowband personal communications service license (NPCS license). We expect to realize the following benefits from the AMD acquisition:

     - Greater Scale and Scope. The AMD acquisition increases our geographic presence to include Alaska, Arkansas, Colorado, Kansas, Minnesota, Missouri, Oklahoma, Oregon, Utah and Washington. In addition, it adds to our existing presence in the Northeast, Southeast, Midwest, Mid-Atlantic and Southwest and West.

     - Premium, High Revenue Customer Base. The AMD acquisition adds premium, high revenue subscribers to our existing customer base. AMD's ARPU has historically been higher than the paging industry average. AMD provided its paging and messaging services to large business customers, which typically generate higher ARPU than individual customers. Approximately 23% of AMD's subscribers were high-ARPU alphanumeric customers, one of the highest percentages in the industry.

     - Synergies. As we integrate AMD's operations with our own paging operations, we expect to realize significant synergies. For example, AMD provided nationwide paging services without the benefit of a nationwide network. As a result, AMD spent $29.3 million in 1997 reselling other carriers' services, which adversely affected its margins. Over time, we expect to switch a portion of AMD's customers to our nationwide network, which will reduce third-party costs and increase the utilization of our network. In addition, we expect to realize significant annual cost savings from elimination of duplicative AMD functions. We expect to complete the integration of AMD by the fourth quarter of 1999.

     Since July 1996, we have acquired the following companies, which have added approximately 3.6 million subscribers:

              ACQUIRED COMPANY                    ACQUISITION DATE     NO. OF SUBSCRIBERS
              ----------------                 ----------------------  ------------------
Parkway Paging, Inc. (Parkway)...............           July 16, 1996        140,000
Satellite Paging and Messaging Network
  (collectively, Satellite)..................         August 30, 1996        100,000
A+ Network, Inc. (A+ Network)................       November 15, 1996        660,000
Page America Group, Inc. (Page America)......            July 1, 1997        198,000
ProNet Inc. (ProNet).........................       December 30, 1997      1,286,000
AMD..........................................         October 2, 1998      1,215,000
                                                                           ---------
          Total..............................                              3,599,000
                                                                           =========

     We believe that our enhanced nationwide coverage will give us a competitive advantage in gaining additional subscribers in the future. We may continue to expand our geographic penetration and subscriber base through future acquisitions, but only if we identify potential candidates that satisfy certain criteria. These criteria include valuation, geographic coverage, regulatory licenses, type of consideration, availability of financing and accretive and de-leveraging benefits.

     Pursue Cost-Efficient Technological Advances. We have pursued technological advances that are proven, cost-efficient and consistent with our strategy to increase free cash flow. For instance, we have historically concentrated our capital spending on developing our local, regional and nationwide one-way paging networks. We have also recently taken steps to enter the two-way paging business now that the technology has been proven and gained initial market acceptance. As part of the AMD acquisition, we acquired the NPCS license in October 1998. Also, in October 1998, we entered into a five-year strategic alliance with PageMart Wireless, Inc, a leading provider of paging and messaging services to develop and offer narrowband PCS. Our alliance consists of two phases: a switch-based resale phase and a shared network build-out phase. In the first phase, we will provide narrowband PCS using PageMart's advanced messaging transmit and receive network. We began offering guaranteed-delivery messaging in the first quarter of 1999. We expect the first phase to permit us to begin offering two-way messaging by the middle of 1999. In the second phase, we will install and operate our own outbound narrowband PCS frequency on our nationwide network and PageMart will provide turnkey installation and operation of a receiver network. We believe this alliance will enable us to comply with the FCC's mandated narrowband PCS build-out requirements. Under the alliance, we will share certain capital expenditures and operating expenses. We believe that the PageMart alliance will enable us to provide narrowband PCS in a faster and more cost-effective manner than if we developed the network ourselves. The development of the NPCS license acquired in the AMD acquisition and the PageMart alliance will allow us to increase capacity and reduce our long-term cost of message delivery through frequency reuse. It will also permit us to enter the market for advanced messaging services, including two-way paging and data intensive messaging. We are also pursuing other strategic marketing and development efforts to deliver advanced messaging services, such as e-mail notification and user-specific data services, to our paging subscribers through the Internet.

     Optimize Customer Relationships. We seek to maintain a close relationship with our existing customers and to develop stronger relationships with the subscribers of newly acquired companies by maintaining decentralized sales, marketing and customer service operations and providing value-added services tailored to customers' needs. The value-added services we provide are billed as enhancements to our basic service and generally result in higher ARPU. Our specific value-added services include:

     - Direct View, which permits organizations to use our wireless network to broadcast news, sports, stock data and general and customized information to LED display signs;

     - Pager ID, which identifies the name of the person placing the call to the pager;

     - customized wireless messaging applications for specific segments of the public, such as the medical community; and

     - an enterprise-wide messaging management software and database system

     Maintain Low Cost Operations and Improve Margins. A key component of our business strategy is to make investments that improve our operating efficiencies thereby leading to margin improvement. In 1998, our operating efficiencies improved because we continued to invest in high quality, large capacity infrastructure and systems updates and to centralize administrative and back-office functions. During
1998, we implemented a new financial accounting management information system, completed a number of billing system upgrades, added a new inventory management system and began using an Internet based tower site management application. We also integrated the administrative functions of newly acquired companies which enabled us to reduce our general and administrative expenses per subscriber.

     We also believe that as use of our strategic alliances and other indirect distribution channels increase, our operating costs will decrease as participants in these channels typically bear a portion of our sales and customer service expenses. Similarly, we believe our focus on maximizing monthly recurring revenues and promoting value-added services will improve operating margins. We also recently entered into a strategic long-term arrangement with Motorola to optimize supply chain logistics. As part of this arrangement, Motorola will ship pager units directly to our strategic retail partners. In addition, we and Motorola will work to develop an electronic data interchange to enhance Motorola's ability to supply page units to our customers. We expect this distribution arrangement to reduce handling costs, inventory levels and cycle times.

METROCALL'S PAGING AND WIRELESS MESSAGING OPERATIONS

Services and Subscribers

     We currently provide four basic paging and wireless messaging services:

     - digital display pagers, which permit a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired;

     - alphanumeric display pagers, which allow the subscriber to receive and store text messages from a variety of sources including the Internet;

     - digital broadband and PCS phones and other products of AT&T under a distribution agreement with AT&T Wireless, which allows users to place and receive calls under AT&T's Digital One Rate(SM) service plans;

     - advanced messaging devices, which provide guaranteed delivery of messages.

     We provide digital display and alphanumeric display in all of our markets. Approximately 86% of our pagers in service at December 31, 1998 were digital display. Alphanumeric display service, which was introduced in the mid-1980s, has grown at increasing rates as users and dispatch centers overcome technical and operational obstacles to sending messages. Currently, we market, under the service mark "Notesender," a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers. In addition, alphanumeric paging access is available via our Internet website, www.metrocall.com, where any Internet user can access our on-line alphanumeric paging software. Approximately 14% of our pagers in service at December 31, 1998 were alphanumeric display.

     We also provide enhancements and ancillary services such as:

     - personalized automated answering services, which allow a subscriber to record a message that greets callers who reach the subscriber's voice mailbox;

     - message protection, which allows a subscriber to retrieve any calls that come in during the period when the subscriber was beyond the reach of our radio transmitters;

     - annual loss protection, which allows subscribers of leased pagers to limit their cost of replacement upon loss or destruction of the pager; and

     - maintenance services, which are offered to subscribers who own their own pagers.

     Subscribers who use paging and wireless messaging services have traditionally included small business operators and employees, professionals, medical personnel, sales and service providers, construction and tradespeople, and real estate brokers and developers;

however, the appeal of paging to the residential user is growing, with service increasingly being adopted by individuals for private, nonbusiness uses such as communicating with family members and friends.

     Our subscribers either buy or lease their pagers for local, regional, multi-regional or nationwide service. We receive additional revenue for enhanced services such as voice mail, personalized greetings and One Touch(TM) service, which is an advanced messaging service. Volume discounts on lease payments and service fees are typically offered to large volume subscribers. In some instances, our subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing, collection and related costs with respect to their customers.

Sales and Marketing

     Our sales and marketing strategy incorporates a multi-tiered distribution system designed to maximize internal growth and geographic presence. At December 31, 1998, the Company, through more than 250 sales and administrative offices and retail outlets, employed a sales force of 1,505 sales representatives, including our direct sales staff, telemarketing professionals and sales representatives who call on retailers and resellers. Our major distribution channels are described briefly below.

Direct Distribution Channels

    - Direct Sales. Our direct sales personnel sell our messaging services and products primarily to businesses, placing special emphasis on key accounts of strategic importance to us. Our direct sales personnel generally target businesses that have multiple work locations or have highly mobile employees. Our sales compensation plans are designed to motivate direct sales personnel to focus on selling rather than leasing pagers, which reduces capital requirements, and to increase sales of higher revenue product enhancements, such as nationwide coverage, alphanumeric service, voice mail and One Touch(TM).

    - Database Telemarketing. Our internal, professionally trained staff generates sales by utilizing computerized lead management and telemarketing techniques combined with our proprietary lead screening and development protocol. Using acquired lists to focus their efforts, our internal staff targets groups of consumers and small businesses who have a propensity to use paging and messaging services but are either in a region where we do not have a direct sales effort or have not been reached by other distribution channels. In our marketing efforts, we use only commercially available public information to analyze and target new customers and do not use "Customer Proprietary Network Information" in a way that would conflict with the Communications Act of 1934, as amended (the "Communications Act"), or the Federal Communications Commission (FCC) rules.

    - Company-Owned Retail Stores. At December 31, 1998, we had over 100 Company-owned retail outlets. Our retail outlets are designed to sell higher ARPU services to the consumer market segment directly while providing us with a point of presence to enhance our brand recognition. These retail outlets take a variety of forms, such as mall stores, kiosks, mall carts, retail merchandising units and mall center locations. Products sold to consumers at these locations include paging, messaging, cellular, long distance and PCS services and related accessories. Many of these locations function as customer service and payment centers in addition to offices for direct sales representatives.

Indirect Distribution Channels

    - Resellers. We sell resellers bulk paging services for resale to their own business clients and individual customers. We issue one monthly bill to each reseller who is responsible for marketing, billing and collection, and equipment maintenance. Through this channel, we achieve high network utilization at low incremental cost, but realize much lower ARPU than through other distribution channels.

    - Retail Outlets. We sell pagers on a wholesale basis to retail outlets, such as office supply, electronics and general merchandise chains, for resale to their customers. We select these outlets based on factors such as the number of stores in a region and the extent of their advertising. These outlets then sell the pager itself and provide limited customer service to the consumer. We provide sales incentives and advertising support, and train sales personnel to enhance a retail outlet's effectiveness and to ensure that the customer is well educated regarding the product.

     - Dealer Network. We contract with independent dealers, representatives and agents, including such outlets as small cellular phone dealers and independent specialty electronics stores. We typically use these dealers to reach specific consumer niches (e.g., ethnic or non-English speaking communities) and small businesses that are more efficiently accessed through this channel than through our other distribution channels. In addition to selling the pagers, independent dealers assist the subscriber in choosing a service plan and collect the initial payments. We pay independent dealers a commission when they place customers with us.

     - Strategic Partners. We have entered into contractual agreements with several selected national distribution partners who market our paging services to their existing and future customers. We supply many of these partners with custom branded turnkey solutions for network services, products, customer services, billing, collections and fulfillment. Our strategy is to provide these value-added services to enhance the business relationship and margin opportunities for both parties. We have entered into alliances with companies in the long distance, local exchange, cable, Internet, retail, direct response and multi-level marketing businesses and believe that these programs will help deliver paging services to market segments that our other distribution channels may not reach cost-effectively.

      As part of the AMD acquisition, we signed an exclusive five-year national distribution agreement with AT&T Wireless. Under the distribution agreement, AT&T Wireless' retail stores exclusively offer our messaging products. In addition, we are the exclusive supplier of messaging products for AT&T and its affiliated companies that wish to sell paging and advanced messaging services.

     - Affiliates. Through the A+ Network merger in 1996, we acquired a network of paging carriers or affiliates that resell services on the 152.480 MHz private carrier paging frequency. These affiliates are independent owners of paging systems in various markets throughout the nation who sell expanded coverage to their customers. Utilizing our infrastructure, these independent networks provide wide area and nationwide paging on a single channel. We provide expanded coverage options for approximately 85,000 subscribers through our affiliate network at December 31, 1998.

     Subscribers by Geographic Region. We set forth below the number of pagers we have in service by geographic region.

                          NUMBER OF PAGERS IN SERVICE

                                                               DECEMBER 31,
                                                     ---------------------------------
                                                      1996(1)     1997(2)     1998(3)
                                                     ---------   ---------   ---------
Northeast..........................................    227,022     714,363     772,463
Mid-Atlantic.......................................    558,318     623,077     693,631
Southeast..........................................    693,837   1,094,313   1,179,548
Midwest............................................         --     232,105     400,150
Southwest..........................................    248,846     756,459   1,356,218
West...............................................    414,328     610,519     768,829
Northwest..........................................         --          --     488,711
                                                     ---------   ---------   ---------
          Total....................................  2,142,351   4,030,836   5,659,550
                                                     =========   =========   =========

---------------
(1) Includes approximately 0.9 million pagers in service we acquired from our 1996 merger and acquisitions.

(2) Includes approximately 1.5 million pagers in service we acquired from our 1997 merger and acquisition.

(3) Includes approximately 1.2 million pagers in service we acquired in the AMD acquisition.

     Subscribers by Distribution Channel. We set forth below the respective numbers and percentages of pagers that we service through our distribution channels:

                         OWNERSHIP OF PAGERS IN SERVICE

                                                     DECEMBER 31,
                       ------------------------------------------------------------------------
                              1996(1)                  1997(2)                  1998(3)
                       ----------------------   ----------------------   ----------------------
                        NUMBER     PERCENTAGE    NUMBER     PERCENTAGE    NUMBER     PERCENTAGE
                       ---------   ----------   ---------   ----------   ---------   ----------
DIRECT CHANNELS:
  Company-owned and
     leased to
     subscribers.....    690,382       32%      1,184,193       29%      1,980,297       35%
  Subscriber-owned
     (COAM)..........    271,837        13        430,582        11        629,352        11
  Company-owned
     retail stores...    114,192         5        223,510         6        207,493         4
INDIRECT CHANNELS:
  Resellers..........    865,221        41      1,965,354        49      2,369,686        42
  Strategic Partners
     and
     affiliates......    130,142         6        140,625         3        274,844         5
  Retail.............     70,577         3         86,572         2        197,878         3
                       ---------     -----      ---------     -----      ---------     -----
          Total......  2,142,351     100.0      4,030,836     100.0      5,659,550     100.0
                       =========     =====      =========     =====      =========     =====

---------------
(1) Includes approximately 0.9 million pagers in service we acquired from our 1996 merger and acquisitions.

(2) Includes approximately 1.5 million pagers in service we acquired from our 1997 merger and acquisition.

(3) Includes approximately 1.2 million pagers in service we acquired in the AMD acquisition.

Network and Equipment

     We have developed a state-of-the-art paging system deploying current technology, which achieves optimal building penetration, wide-area coverage and the ability to deliver new and enhanced paging services. This existing paging transmission equipment has significant capacity to support future growth.

     Our paging services are initiated when telephone calls are placed to our Company-maintained paging terminals. These state-of-the-art terminals have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal. Our paging terminals direct pages to our primary satellite, which signals terrestrial network transmitters providing coverage throughout the service area.

     We have three exclusive nationwide licenses issued by the FCC and are operating in each of the largest 100 SMSAs. We began operating the nationwide network on one of those three channels in November 1993. We are also capable of providing local paging in many markets served by the nationwide network by using nationwide transmitters to carry local messages. Services provided through the nationwide network are marketed to subscribers directly through our sales force and indirectly through retailers and resellers. We also operate a series of regional operating systems or networks consisting of primary networks serving Arizona, California and Nevada, and the area from Boston to the Virginia/North Carolina border.

     In addition, we have initiated paging service through our "Global Messaging Gateway," which is a satellite uplink facility located in Stockton, California. We transmit a majority of our traffic through this facility. The facility operates 24 hours per day, seven days per week. The use of this facility will permit us to save costs as we phase out operating agreements with three commercially owned satellite uplink facilities and will increase our control over our paging system.

     We do not manufacture any of the pagers or infrastructure equipment used in our operations. While the equipment used in our paging operations is available for purchase from multiple sources, we have historically limited the number of suppliers to achieve volume cost savings and, therefore, depend on such manufacturers to obtain sufficient inventory. We anticipate that equipment and pagers will continue to be available to us in the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot assure you that we will not experience unexpected delays in obtaining paging and infrastructure equipment in the future. Such delays could have an adverse effect on our operations and network development plans. We continually evaluate new developments in paging technology in connection with the design and enhancement of our paging systems and selection of products to be offered to subscribers.

     As discussed above, we achieve cost savings by purchasing pagers at volume discounts from a limited number of companies, including Motorola, Inc., from which we currently purchase most of our pagers, and NEC America. We purchase our transmitters and paging terminals from Motorola and Glenayre Electronics, Incorporated.

Management Systems and Billing

     We centralize certain operating functions and utilize common and distributed billing and subscriber management systems. This permits us to reduce costs, increase operating efficiencies, obtain synergies from acquisitions, and focus regional management on sales and distribution.

     The functions we have centralized into our national operations center in Alexandria, Virginia include accounting, management information systems, and inventory and order fulfillment. We have integrated the information systems of the companies we have acquired into our structure, with the exception of AMD's systems for which integration efforts will be progressing throughout 1999.

     We also maintain three national call centers which are critical factors in marketing and servicing the nationwide network to all markets in the United States. Our centers handle customer inquiries from existing and potential customers and support our distribution channels initiatives. Our three centers are staffed with approximately 385 employees. Each center offers a toll-free access number. One of our centers is open seven days per week, 24 hours per day. Our other two centers are open six days a week and provide emergency service seven days a week, 24 hours a day. We attempt to satisfy customers upon initial inquiry to avoid repeat calls, thereby increasing customer satisfaction and decreasing costs. We employ state-of-the-art call management equipment (such as an automated call distribution system and interactive voice response capabilities) to provide quality customer service and to track both the productivity and the quality of the performance of our customer service representatives.

COMPETITION

     The wireless communications industry is very competitive. We compete mainly with other regional and national paging providers. Certain long-distance carriers and local exchange carriers (LECs) have also begun, or have announced their intention to begin, marketing paging services jointly with other telecommunications services. We also compete with other companies that offer wireless communications technology such as cellular telephone, specialized mobile radio services and PCS. Some of our competitors have greater financial resources than we do. We compete on the basis of price, coverage area, enhanced services, transmission quality, systems reliability and customer service. We believe we compare favorably with our competitors on these bases. However, to respond to price competition, we may need to adjust our prices from time to time, which may adversely affect our revenues and operating results.

     Since 1988, we have competed with Paging Network, Inc. ("PageNet"), the largest provider of paging services in the United States, in all of our major markets. With our nationwide network, our principal competitors for national accounts include, in addition to PageNet, Arch Communications Group, Inc., MobileMedia Communications, Inc. (using the trade name MobileComm), PageMart and SkyTel Corporation. We are also aware of other paging companies that offer, or intend to offer, nationwide paging services to their subscribers. In August 1998, Arch announced its intention to acquire the operations of MobileMedia, which has been operating in bankruptcy since January 1997. Arch has stated that, if this acquisition is consummated, the combined company would be the second largest paging company based on number of subscribers.

     In 1994, the FCC began auctioning licenses for new PCS spectrums. There are two types of PCS, narrowband and broadband. Narrowband PCS provides enhanced or advanced paging and messaging capabilities, such as "confirmation" or "response" paging. Broadband PCS provides new types of communications devices that include multi-functional portable phones and imaging devices. PCS providers compete directly and indirectly with the Company. Many narrowband and broadband PCS systems are now providing commercial service. We recently entered into the PageMart alliance to develop and offer advanced messaging services on a narrowband PCS platform and a distribution agreement with AT&T Wireless to offer digital broadband PCS telephones.

     Developments in the wireless telecommunications industry, such as broadband PCS, and enhancements of current technology have created new products and services that compete with the paging services we currently offer. There can be no assurance that we will not be adversely affected by such technological change or future technological changes.

GOVERNMENT REGULATION

     From time to time, federal and state legislators propose legislation that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. We cannot predict the impact of such legislative actions on our operations. Additionally, the FCC and, to a lesser extent, state regulatory bodies, may adopt rules, regulations or policies that may affect our business. The following description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

     Federal. Our paging operations are subject to extensive regulation by the FCC under the Communications Act. Under the Communications Act, we are required to obtain FCC licenses for the use of radio frequencies to conduct our paging operations within specified geographic areas. These licenses set forth the technical parameters, such as maximum power and tower height, under which we may use such frequencies. We have historically provided paging services as both a RCC operator and a PCP operator. Traditionally, RCC frequencies were assigned on an exclusive basis to a single licensee in a service area; RCCs were subject to regulation by the states as well as by the FCC and were required to provide service to anyone requesting such service. PCP frequencies were assigned on a shared basis (i.e., multiple parties in the same area could apply for and obtain a license to use the same frequency); there were restrictions on eligibility of PCP customers; and the states were preempted from regulating PCP entry, rates, operation, terms of service, etc.

     In 1993, the FCC adopted new rules to provide "channel exclusivity" to PCP operators operating on certain 929 MHz frequencies, provided the licensee meets certain qualifications. We have obtained nationwide exclusivity on two of our 929 MHz frequencies and one 931 MHz frequency (one 929 MHz frequency is used for the nationwide network; the other 929 MHz frequency was obtained in the FirstPAGE USA, Inc. merger in 1994; the 931 MHz frequency was obtained in the ProNet merger). Under the FCC's current rules, no other entity may apply anywhere in the United States to operate on these frequencies. However, any incumbent PCP licensees, other than us, on our two nationwide 929 MHz frequencies may continue to operate on these frequencies, but those other licensees are not allowed to expand their paging services beyond their existing coverage areas. Additionally, on our other 929 MHz frequencies, we have local exclusivity in the Chicago, Illinois area, and regional exclusivity in the Northeast, Mid-Atlantic, and Southeast regions of the United States.

     PCP channels below 900 MHz are still allocated on a shared basis. We acquired a 152.480 MHz shared frequency network through our A+ Network merger. Applications for those frequencies are first processed through a frequency coordinator, who attempts to minimize overcrowding on a given frequency. The coordinator then files the applications with the FCC, which processes them on a first-come, first-served basis. So long as a given PCP frequency is not congested with multiple licensees, the subscriber would not perceive any differences between shared PCP services and exclusive paging services. In most areas of the country where we hold shared PCP licenses, we are the only paging operator, or one of only a few operators, licensed on that particular frequency in that area.

     The FCC also requires paging licensees to construct their stations and begin service to the public within a specified period of time (under the site-specific rules, one year), and failure to do so results in termination of the authorization. Under the traditional site-specific approach to paging licensing, a licensee received a construction permit for facilities at a specific site, and that permit automatically terminated if the facilities were not timely constructed (RCC paging licensees were also required to notify the FCC upon commencement of service) and the licensee failed to request an extension prior to the deadline. The failure to construct some facilities did not, however, affect other facilities in a licensee's system that had been timely constructed and placed into operation. However, certain services that we plan to offer in the future are subject to harsher penalties for failure to construct. For example, the NPCS license that we acquired in the AMD acquisition is subject to the condition that we build sufficient stations to cover 750,000 square kilometers, or 37.5% of the U.S. population, by the fifth anniversary of the initial license grant; by the tenth anniversary of the grant, we must build sufficient stations to cover 1,500,000 square kilometers, or 75% of the U.S. population. As a result of the PageMart alliance, we expect to meet the FCC's build out requirements for both of these anniversaries.

     In August 1993, as part of its Omnibus Budget Reconciliation Act (the "1993 Budget Act"), Congress amended the Communications Act to, among other things, replace the prior RCC and PCP definitions with two newly defined categories of mobile radio services: CMRS and Private Mobile Radio Service (PMRS). The CMRS definition essentially supplants the prior RCC definition. The FCC has determined that PCP and RCC paging services are classified as CMRS. The FCC has adopted technical, operational and licensing rules for CMRS, which became effective for us in August 1996.

     Pursuant to authority granted by the 1993 Budget Act, the FCC has "forborne" from enforcing against all CMRS licensees the following common carrier regulations under Title II of the Communications Act: any interstate tariff requirements, including regulation of CMRS rates and practices; the collection of intercarrier contracts; certification concerning interlocking directorates; and FCC approval relating to market entry and exit. Additionally, the 1993 Budget Act preempted state authority over CMRS entry and rate regulation.

     Paging licenses are issued by the FCC for terms of 10 years. Our current licenses have expiration dates ranging from 1999 to 2009. Renewal applications must be approved by the FCC. In the past, our FCC renewal applications have been routinely granted. We are also required to obtain prior FCC approval for our acquisition of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any future renewal or transfer applications we file will be approved or acted upon in a timely manner by the FCC, based on our experience to date, we know of no reason to believe such applications would not be approved or granted.

     The Communications Act also places limitations on foreign ownership of CMRS licenses. These foreign ownership restrictions limit the percentage of our stock that may be owned or voted, directly or indirectly, by aliens or their representatives, foreign governments or their representatives, or foreign corporations. The Company's certificate of incorporation permits the redemption of our common stock from stockholders where necessary to protect our compliance with these requirements.

     The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, and may impose fines for violations of its rules. Some of our license applications were deemed "mutually exclusive" with those of other paging companies. In the past, the FCC would have selected among the mutually exclusive applicants by lottery; however, the FCC recently dismissed all pending mutually exclusive paging applications, including ours, to facilitate its transition to wide area licensing and auctions for paging frequencies.

     Paging licenses have traditionally been issued on a site-specific basis. In February 1997, the FCC adopted rules to issue most paging licenses for large, FCC-defined service areas. Although the rules are subject to a pending appeal and petitions for reconsideration, if they become "final", the following changes will occur. Licenses for 929 MHz PCP and 931 MHz RCC frequencies will be issued for Rand McNally's "MTA" geographic areas; licenses for RCC frequencies in lower frequency bands will be licensed in "Economic Areas" or "Eas." Shared PCP frequencies will continue to be allocated on a shared basis and licensed in accordance with existing, site-specific procedures; however, the FCC is considering changes to the application and licensing rules for these frequencies. Mutually exclusive geographic area applications for all RCC frequencies and exclusive 929 MHz PCP frequencies will be awarded through an auction process. The FCC has recently dismissed all pending mutually exclusive applications for these frequencies, as well as all applications filed after July 31, 1996 regardless of mutual exclusivity. A filing "freeze" is in effect for the non-nationwide, exclusive paging frequencies pending commencement of the auctions. The FCC has not yet announced when paging auctions will begin, or the order in which it will make the various frequencies and geographic areas available for bidding. Incumbent licensees will be able to trade in their existing licenses for a single "wide-area" license based upon their current coverage; incumbents will be entitled to interference protection from the auction winners and will be able to modify their facilities within that area, but they will not be permitted to expand their existing coverage.

     Because auctions are new to the paging industry, we cannot predict their impact on our business. At least initially, competitive bidding may increase our costs of obtaining licenses. The FCC's wide-area licensing and auction rules may also serve as entry barriers to new participants in the industry. In any service area where we are the successful bidder, or where we trade in our licenses for "wide-area" licenses, we will save on the application costs associated with modifying and adding facilities within our service areas, and no other entity will be able to apply for our frequencies within those areas. Conversely, in geographic areas where we are not the high bidder, our ability to expand our service territories in those geographic areas will be curtailed. Our three nationwide frequencies will not be subject to competitive bidding; although, the FCC is considering imposing additional "build-out" requirements on nationwide licensees.

     The Telecommunications Act of 1996 (the "1996 Act") also amended the Communications Act. The 1996 Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires LECs to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls and provide other telecommunications carriers access to the network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The LECs are now prohibited from charging paging carriers for the "transport and termination" of LEC-originated local calls. This prohibition could lead to substantial cost savings for us. Moreover, under the 1996 Act and the FCC's rules, paging carriers are entitled to compensation from any local telecommunications carrier for local calls that terminate on a paging network. This could lead to additional revenues for us.

     The 1996 Act also requires the FCC to appoint an impartial entity to administer telecommunications numbering and to make numbers available on an equitable basis. In addition, the 1996 Act requires that state and local zoning regulations shall not unreasonably discriminate among providers of "functionally equivalent" wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. The 1996 Act provides for expedited judicial review of state and local zoning decisions. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC's requirements. Other provisions of the 1996 Act, however, may increase competition, such as the provisions which allow the FCC to forbear from applying regulations and provisions of the Communications Act to any class of carriers, not only to CMRS, and the provisions allowing public utilities to provide telecommunications services directly. These provisions may impose additional regulatory costs (for example, provisions requiring contributions to universal service by providers of interstate telecommunications). Some of these FCC rules are subject to pending petitions for reconsideration and Court appeals. We cannot predict the final outcome of any FCC proceeding or the possible impact of future FCC proceedings.

     State. The 1993 Budget Act preempts all state and local rate and entry regulation of all CMRS operators. Entry regulations typically refer to the process whereby an CMRS operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that CMRS operators file a tariff describing our billing rates, terms and conditions by which we provide paging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of our business in the form of zoning regulations (subject to the 1996 Act's prohibition on discrimination against or among wireless telecommunications carriers), or "health and safety" measures. The 1993 Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on our experience to date, we know of no reason to believe such approvals would not be granted.

     In 1997, the FCC held that the Budget Act does not prohibit states from imposing requirements of CMRS carriers to contribute to funding "universal" telephone service within the states. Approximately 25 states now impose such "universal service fund" obligations. The FCC's determination that the states may impose those obligations is currently on appeal; if that determination is upheld, we may incur additional costs in contributing to state universal service funds, which we typically pass through to our subscribers.

     Litigation. Metrocall has filed complaints with the FCC against a number of Regional Bell Operating Companies (RBOCs) and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints allege that these local telephone companies are unlawfully charging the Company for local transport of the telephone companies' local traffic. The Company has petitioned the FCC to rule that these local transport charges are unlawful and to award the Company a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC. On January 25, 1999, the U.S. Supreme Court concluded that the FCC had the authority under the Communications Act to adopt rules necessary to carry out Sections 251 and 252 of the 1996 Act. Metrocall believes the Supreme Court's ruling appears to validate the FCC's "proxy" pricing rules for LEC/CMRS interconnection. In addition, the Supreme Court also ruled that the FCC had the authority to preempt any state or local tariffs or interconnection agreements contrary to those rules, which we believe may support our complaints filed with the FCC. At December 31, 1998, Metrocall had approximately $14 million of credits receivable included in prepaid expenses and other current assets related to past charges assessed by the LECs for which the Company is seeking reimbursement.

SEASONALITY

     Generally, our operating results are not significantly affected by seasonal factors.

TRADEMARKS AND SERVICE MARKS

     We use the following trademarks and service marks:

     - "Metrocall" -- a registered trademark with the U.S. Patent and Trademark Office;

     - "Datacall," "Metronet," "Metromessage" and "In-Touch" -- service marks under which we market our paging services.

     - "Metrotext" -- a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers (copyright registration has been granted).

     - "Metrofax" and "The Power in Paging" -- service marks.

     - "One Touch", "EZ Pack Paging" and "Notesender" -- service marks (applications with the U.S. Patent and Trademark Office are pending).

EMPLOYEES

     As of December 31, 1998, we employed approximately 3,800 full and part-time people none of whom is represented by a labor union. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

     We do not hold title to any significant real property; although, we and our affiliates own interests in certain properties. At December 31, 1998, we leased commercial office and retail space at more than 250 locations used in conjunction with our operations. These office leases provide for monthly payments ranging from approximately $250 to $107,000 and expire, subject to renewal options, on various dates through July 2012.

     In April 1994, we entered into a 10-year lease for additional office space near our headquarters. The lease may be renewed for two additional five-year periods. The lease, as amended, provides for annual rents of approximately $814,000, with annual escalation of 3%. In connection with this lease, we have exercised an option to acquire a 51% interest in the property for approximately $2.9 million and expect to close this purchase in mid-1999.

     We also lease numerous sites under long-term leases for our transmitters on commercial broadcast towers, buildings and other fixed structures. At December 31, 1998, we leased these transmitter sites for monthly rentals ranging from approximately $80 to $14,400 that expire, subject to renewal options, on various dates through June 2029.

ITEM 3.  LEGAL PROCEEDINGS

     Information regarding contingencies and legal proceedings is included in
Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1998, which is included under Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK TRADING

     Our common stock is traded on the Nasdaq National Market under the symbol "MCLL."

                           COMMON STOCK PRICE RANGES

                                                          1997             1998
                                                      -------------    -------------
                                                      HIGH     LOW     HIGH     LOW
                                                      -----   -----    -----   -----
Quarter ended March 31..............................  $7 1/2  $4 1/8   $7 1/2  $4 5/8
Quarter ended June 30...............................   5 5/8   3 3/4    7 5/8   5 3/8
Quarter ended September 30..........................   7 9/16  4 13/16  7 7/16  4 1/2
Quarter ended December 31...........................   7 3/8   4 1/8    6 1/16  2 11/16

     On March 1, 1999, the last reported sales price of our common stock on the Nasdaq National Market was $3 7/8 per share and, there were 1,347 stockholders of record.

DIVIDEND POLICY

     We have not declared or paid any cash dividends or distributions on our common stock since our initial public offering of common stock in July 1993. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future cash dividends, if any, will be determined by our Board of Directors. Certain covenants in our credit facility, our indentures and the terms of the Series A Convertible Preferred Stock (the "Series A Preferred") restrict or prohibit the payment of cash dividends on our common stock. In addition, if we pay or set aside for payment any dividend or distribution on our common stock (other than dividends or distributions paid solely in shares of common stock or rights, options or warrants to purchase common stock) before October 2, 2003, holders of the Series C Convertible Preferred Stock (the "Series C Preferred") also will be entitled to receive a certain amount of those payments.

     As discussed below, we have issued shares of each of our series of preferred stock to the respective holders of those series of preferred stock in lieu of cash dividends. In addition, we paid the holder of the Series C Preferred approximately $7,000 of cash dividends in lieu of fractional shares of the Series C Preferred, and received the consent of the holders of the Series A Preferred for such cash payment.

UNREGISTERED SECURITIES:

     Series A Preferred. On November 15, 1996, we issued 159,600 shares of the Series A Preferred and 159,600 warrants representing the right to purchase an aggregate of 2.915 million shares of common stock. The aggregate purchase price for the Series A Preferred and the Warrants was $39.9 million. The purchasers of these securities were John Hancock Mutual Life Insurance Company, SunAmerica, Inc. and UBS Capital, LLC. Because the securities were sold to qualified institutional buyers in a transaction not involving a public offering, the sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     Each share of the Series A Preferred has a stated value of $250 per share, a liquidation preference and redemption value equal to its stated value, certain redemption rights and the right to elect directors of the Company. The Series A Preferred carries a dividend of 14% (subject to increase upon the occurrence of certain events), payable semi-annually in cash or in additional shares of the Series A Preferred, at the Company's option. In addition, beginning November 15, 2001, holders of the Series A Preferred have the right to convert their Series A Preferred (including shares issued as dividends) into shares of common stock based upon the market price of common stock at the time of conversion. The Series A Preferred may, at the option of holders, be converted sooner upon certain change of control events of the Company, as defined in the Certificate of Designation for the Series A Preferred. During 1997 and 1998, we issued 23,126 and 26,477 additional shares of the Series A Preferred as dividends to the holders of the Series A Preferred.

     Each Warrant represents the right of the holder to purchase 18.266 shares of common stock, or an aggregate of 2.915 million shares. The exercise price per share is $7.40. The Warrants contain certain provisions for adjustment in the exercise price in the event we sell common stock or rights to purchase common stock in private transactions for less than 125% of the then current market price and other customary anti-dilution provisions. The Warrants expire November 15, 2001. We have registered the resale of shares that may be obtained upon exercise of the Warrants under the Securities Act.

     Series B Preferred. On July 1, 1997, we issued 1,500 shares of the Series B Junior Convertible Preferred Stock (the "Series B Preferred") in connection with our acquisition of Page America. Each share of the Series B Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred but senior to the shares of common stock, equal to its stated value. The Series B Preferred carries a dividend of 14% of the stated value per year, payable semi-annually in cash or in additional shares of Series B Preferred, at the Company's option. We registered the Series B Preferred under the Securities Act. During 1997 and 1998, we issued to Page America 79 and 229 additional shares of Series B Preferred as dividends, which shares were not registered.

     The holders of the Series B Preferred have the right to convert up to 25% of the number of the Series B Preferred initially issued (plus shares of the Series B Preferred issued as dividends on such shares, and as dividends on such dividends) into shares of common stock at the current market value of the common stock, as defined, on September 1, 1997, December 1, 1997, March 1, 1998 and June 1, 1998. As of December 31, 1998, no shares of Series B Preferred had been converted. We registered up to 3,500,000 shares of common stock issuable upon the conversion of the Series B Preferred.

     On January 7, 1999, we repurchased and retired all of the outstanding shares of the Series B Preferred for $16.2 million using borrowings from our credit facility.

     Series C Preferred. On October 2, 1998, we issued 9,500 shares of the Series C Preferred in connection with the AMD acquisition. Each share of the Series C Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred and the Series B Preferred but senior to the shares of common stock, equal to its stated value. The Series C Preferred carries a dividend of 8% of the stated value per year, payable semiannually in cash or in additional shares of the Series C Preferred, at the Company's option. We did not register the Series C Preferred under the Securities Act. In December 1998, we issued the holder of the Series C Preferred 95 additional shares of Series C Preferred and $7,000 cash in lieu of fractional shares as dividends. We did not register these shares.

     Metrocall granted the holder of the Series C Preferred certain registration rights with respect to the Series C Preferred and the common stock into which the Series C Preferred may be converted. The effect of these registration rights is to allow the holder or its transferees to freely transfer either the Series C Preferred or any common stock it obtains through conversion. The holder or its transferees also have a one-time right to require Metrocall to participate in an underwritten public offering of the Series C Preferred or common stock.

     The holder of the Series C Preferred may not sell or transfer its shares for a period of 18 months from their date of issuance. The holder of the Series C Preferred may convert its Series C Preferred shares into common stock beginning on October 2, 2003 at a conversion price of $10.40 per Series C Preferred share, subject to adjustment.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                       1994(a)        1995        1996(a)        1997(a)        1998(a)
                                                      ----------   ----------   ------------   ------------   ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Service, rent and maintenance revenues............  $  49,716    $  92,160    $   124,029    $   249,900    $   416,352
  Product sales.....................................      8,139       18,699         25,928         39,464         48,372
                                                      ---------    ---------    -----------    -----------    -----------
        Total revenues..............................     57,855      110,859        149,957        289,364        464,724
  Net book value of products sold...................     (6,962)     (15,527)       (21,633)       (29,948)       (31,791)
                                                      ---------    ---------    -----------    -----------    -----------
                                                         50,893       95,332        128,324        259,416        432,933
  Operating expenses:
  Service, rent and maintenance.....................     10,632       20,080         28,567         61,392        112,774
  Selling and marketing.............................      7,313       15,546         24,101         53,802         73,546
  General and administrative(b).....................     16,796       33,985         42,905         73,753        121,644
  Depreciation and amortization.....................     13,829       31,504         58,196         91,699        234,948
                                                      ---------    ---------    -----------    -----------    -----------
  Loss from operations..............................     (2,323)      (5,783)       (25,445)       (21,230)      (109,979)
  Interest and other income (expense)(c)............        161          314           (607)           156            849
  Interest expense..................................     (3,726)     (12,533)       (20,424)       (36,248)       (64,448)
                                                      ---------    ---------    -----------    -----------    -----------
  Loss before income tax benefit and extraordinary
    item............................................     (1,242)     (18,002)       (46,476)       (57,322)      (173,578)
  Income tax provision benefit......................        152          595          1,021          4,861         47,094
                                                      ---------    ---------    -----------    -----------    -----------
  Loss before extraordinary item....................     (1,090)     (17,407)       (45,455)       (52,461)      (126,484)
  Extraordinary item(c).............................     (1,309)      (2,695)        (3,675)            --             --
                                                      ---------    ---------    -----------    -----------    -----------
    Net loss........................................     (2,399)     (20,102)       (49,130)       (52,461)      (126,484)
  Preferred dividends...............................         --           --           (780)        (7,750)       (11,767)
                                                      ---------    ---------    -----------    -----------    -----------
    Loss attributable to common stockholders........  $  (2,399)   $ (20,102)   $   (49,910)   $   (60,211)   $  (138,251)
                                                      =========    =========    ===========    ===========    ===========
  Loss per share attributable to common
    stockholders:
    Loss per share before extraordinary item
      attributable to common stockholders...........  $   (0.14)   $   (1.49)   $     (2.84)   $     (2.22)   $     (3.37)
    Extraordinary item, net of income tax benefit...      (0.16)       (0.23)         (0.23)            --             --
                                                      ---------    ---------    -----------    -----------    -----------
    Loss per share attributable to common
      stockholders..................................  $   (0.30)   $   (1.72)   $     (3.07)   $     (2.22)   $     (3.37)
                                                      ---------    ---------    -----------    -----------    -----------
OPERATING AND OTHER DATA:
  Net cash provided by operating activities.........  $  11,796    $  14,000    $    15,608    $    27,166    $    41,154
  Net cash used in investing activities.............    (19,227)     (44,528)      (327,904)      (176,429)      (191,747)
  Net cash provided by financing activities.........      9,190      151,329        199,639        163,242        134,133
  EBITDA(d).........................................     16,152       27,771         32,751         70,469        124,969
  EBITDA margin(d)(e)...............................      31.7%        29.1%          25.5%          27.2%          28.9%
  ARPU(f)...........................................      10.53         9.15           8.01           8.25           7.57
  Average monthly operating expense per unit(g).....       7.36         6.71           6.28           6.47           5.66
  Units in service (end of period)(a)...............    755,546      944,013      2,142,351      4,030,836      5,659,550
  Units in service per employee (end of period).....      1,007        1,047          1,086          1,366          1,512
  Capital expenditures..............................     19,091       44,058         62,110         69,935         78,658
                                                      ---------    ---------    -----------    -----------    -----------

                                                              1994       1995       1996         1997         1998
                                                            --------   --------   ---------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit)...............................  $ (5,277)  $116,009   $  (7,267)  $  (24,631)  $  (27,876)
  Cash and cash equivalents...............................     2,773    123,574      10,917       24,896        8,436
  Total assets............................................   200,580    340,614     646,577    1,087,014    1,262,687
  Total long-term debt, net of current portion............   101,346    153,803     327,092      598,989      742,563
  Total stockholders' equity..............................    68,136    155,238     166,298      179,496       45,429

---------------
(a) Consolidated statements of operations data for fiscal years 1994, 1996, 1997 and 1998 include the results of operations of acquired companies from their respective acquisition dates. In May 1997, we sold the assets of our telemessaging operations (acquired through merger on November 15, 1996); therefore, results of operations for the year ended December 31, 1997 include telemessaging operations through the date of sale only. Consolidated statements of operations data for fiscal year 1997 exclude the operations of ProNet because the merger was completed on December 30, 1997. Units in service at December 31, 1997, include approximately 1.3 million units acquired in the ProNet merger.

(b) Includes the impact of one-time, non-recurring charges for severance and other compensation costs incurred as part of a management reorganization of approximately $2.0 million in fiscal year 1995.

(c) In fiscal years 1994 and 1995, we refinanced balances outstanding under our then existing credit facilities and recorded extraordinary items of $1.3 million and $2.7 million, respectively, representing charges to expense unamortized deferred financing costs and other costs, net of any income tax benefits, related to those credit facilities. In 1996, we recorded an extraordinary item for costs of approximately $3.7 million paid to purchase the A+ Network 11 7/8% senior subordinated notes outstanding. In 1995, we incurred breakage fees of approximately $1.7 million associated with the termination of two interest rate swap agreements, which have been included in interest and other income (expense).

(d) EBITDA (earnings before interest, taxes, depreciation and amortization, and certain one-time charges), while not a measure under generally accepted accounting principles (GAAP), is a standard measure of financial performance in the paging industry; EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which our covenants are calculated under our indentures and our credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources" for discussion of significant capital requirements and commitments. In 1995, EBITDA excludes non-recurring charges of approximately $2.0 million incurred as part of a management reorganization.

(e) EBITDA margin is calculated by dividing (a) EBITDA by (b) the amount of total revenues less the net book value of products sold.

(f) ARPU (average monthly paging revenue per unit) is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such as telemessaging, long distance and cellular telephone.

(g) Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. For this calculation, operating expenses exclude non-recurring charges for severance and other compensation costs incurred as part of a management reorganization of approximately $2.0 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Annual Report and the description of Metrocall's business in "Business."

OVERVIEW

     Metrocall is a leading provider of local, regional and national paging and other wireless messaging services. Through its nationwide wireless network, the Company provides messaging services to over 1,000 U.S. cities, including the top 100 SMSAs. Since 1993, Metrocall's subscriber base has increased from less than 250,000 to more than 5.6 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 1998, the Company was the second largest messaging company in the United States based on the number of subscribers.

     Metrocall derives a majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use the Company's services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs.

     Metrocall has grown internally by broadening its distribution network and expanding its target market to capitalize on the growing appeal of messaging and other wireless products and services, to gain access to different market segments and to increase the penetration and utilization of its nationwide network. Since December 31, 1993, the Company has added approximately 1.4 million new subscribers through internal growth. Over the past three years, Metrocall has emphasized a number of distribution channels that are characterized by lower ARPU, such as resellers, and correspondingly lower operating costs. To offset declines in ARPU and to capitalize on the growth of paging and other wireless messaging services, the Company has expanded its channels of distribution to include, among others, Company-owned and-operated retail outlets, strategic partnerships and alliances, Internet sales, with each distribution channel focusing on the sale rather than the lease of pagers. Some of these channels tend to have higher ARPU's than the Company's strategic partners and typical resellers, who purchase service in quantity at wholesale rates. Furthermore, Metrocall has been successful in marketing enhanced services, such as nationwide paging services, voice mail and other ancillary services for its strategic partners and other alliances.

     The Company has also grown significantly through mergers and acquisitions. Since July 1996, Metrocall has acquired the following companies, adding approximately 3.6 million subscribers to its subscriber base.

                                                        ACQUISITION
                 ACQUIRED COMPANY                          DATE          NUMBER OF SUBSCRIBERS
                 ----------------                    -----------------   ---------------------
Parkway............................................      July 16, 1996           140,000
Satellite..........................................    August 30, 1996           100,000
A+ Network.........................................  November 15, 1996           660,000
Page America.......................................       July 1, 1997           198,000
ProNet.............................................  December 30, 1997         1,286,000
AMD................................................    October 2, 1998         1,215,000
                                                                               ---------
          Total....................................                            3,599,000
                                                                               =========

     On October 2, 1998, Metrocall continued its consolidation efforts by acquiring AMD, the paging operations of AT&T, which increased its customer base by adding approximately 1.2 million subscribers. As part of the acquisition, Metrocall also acquired the NPCS license. Metrocall expects to realize the following benefits from the AMD acquisition:

     - Greater Scale and Scope. The AMD acquisition increases the Company's geographic presence to include Alaska, Arkansas, Colorado, Kansas, Minnesota, Missouri, Oklahoma, Oregon, Utah and Washington. In addition, it adds to the Company's existing presence in the Northeast, Southeast, Midwest, Mid-Atlantic and Southwest and West.

     - Premium, High Revenue Customer Base. The AMD acquisition adds premium, high revenue subscribers to the Company's existing customer base. AMD's ARPU has historically been higher than the paging industry average. AMD provided its paging and messaging services to large business customers, which typically generated a higher ARPU than individual customers. Approximately 23% of AMD's subscribers were high-ARPU alphanumeric customers, one of the highest percentages in the paging industry.

     Synergies. As Metrocall continues to integrate AMD's paging operations with its own paging operations, Metrocall expects to realize significant synergies. For example, AMD provided nationwide paging services without the benefit of a nationwide network. As a result, AMD spent $29.3 million in 1997 reselling other carriers' services, which adversely affected its margins. Over time, the Company expects to switch a portion of AMD's customers to its nationwide network, which will reduce third-party costs and increase the utilization of its network. In addition, Metrocall expects to realize significant annual cost savings from elimination of duplicative AMD functions. The Company expects to complete the integration of AMD by the fourth quarter of 1999. Metrocall cannot assure you that it will be able to integrate AMD successfully or achieve the expected synergies.

     Metrocall's growth, whether internal or through consolidation, requires significant capital investment for paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base that it leases pagers to. During the year ended December 31, 1998, capital expenditures totaled $78.7 million, which included approximately $51.4 million for pagers, representing increases in pagers on hand and net increases and maintenance to the pager base. Metrocall estimates that capital expenditures for the year ending December 31, 1999 will approximate $95.0 million.

RESULTS OF OPERATIONS

     The definitions below will be helpful in understanding the discussion of Metrocall's results of operations.

     - Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular and long distance services.

     - Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained (COAM) pagers less net book value of products sold.

     - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of the Company's network systems and customer support centers.

     - Selling and marketing expenses: include salaries, commissions and administrative costs of the Company's sales force and related marketing and advertising expenses.

     - General and administrative expenses: include costs related to executive management, accounting, office telephone, repairs and maintenance, management information systems, rent and employee benefits.

Year Ended December 31, 1998 Compared With December 31, 1997

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1997 and 1998.

                                                         % OF                    % OF       INCREASE
                REVENUES                     1997      REVENUES      1998      REVENUES   OR (DECREASE)
                --------                  ----------   --------   ----------   --------   -------------
Service, rent and maintenance...........  $  249,900     96.3     $  416,352     96.2      $  166,452
Product sales...........................      39,464     15.2         48,372     11.1           8,908
                                          ----------    -----     ----------    -----      ----------
          Total revenues................     289,364    111.5        464,724    107.3         175,360
Net book value of products sold.........     (29,948)   (11.5)       (31,791)    (7.3)          1,843
                                          ----------    -----     ----------    -----      ----------
          Net revenues..................  $  259,416    100.0     $  432,933    100.0      $  173,517
ARPU....................................  $     8.25              $     7.57               $    (0.68)
Number of subscribers...................   4,030,836               5,659,550                1,628,714

     Service, rent and maintenance revenues. Service, rent and maintenance revenues increased approximately $166.5 million from $249.9 million in 1997 to $416.4 million in 1998. The increase in revenues was primarily due to the 40.4% growth in the Company's subscriber base. In 1998, Metrocall added approximately 414,000 subscribers or 10.3% through internal growth and added approximately 1.2 million subscribers or 30.1% through the AMD acquisition. Also in 1998 service, rent and maintenance revenues included those revenues generated from the 1.3 million subscriber base acquired in the December 30, 1997 ProNet merger for which no revenues were recognized during 1997 and the 1.2 million subscribers Metrocall acquired from the AMD acquisition on October 2, 1998. The decline in monthly ARPU of $0.68 per unit from 1997 to 1998 was attributable to the Company's subscriber distribution mix and the related increase in its lower ARPU indirect reseller distribution channel. The decline in ARPU was partially offset by the increase in the Company's rental base due to the AMD acquisition, as AMD had higher revenue rental subscribers. Factors affecting ARPU in future periods include, among other things, distribution mix of new subscribers, competition and new technologies. Metrocall cannot assure that ARPU will not decline in future periods.

     Product sales revenues. Product sales revenues increased approximately $8.9 million from $39.5 million in 1997 to $48.4 million in 1998 and decreased as a percentage of net revenues from 15.2% in 1997 to 11.2% in 1998. Net book value of products sold increased approximately $1.8 million from $29.9 million in 1997 to $31.8 million in 1998 and decreased as a percentage of net revenues from 11.5% in 1997 to 7.3% in 1998. The increase in product sales revenues was directly attributable to higher unit sales and greater geographic penetration related to the ProNet merger and the AMD acquisition. Metrocall's gross margin on product sales increased from 24.1% in 1997 to 34.3% in 1998 as a result of increased depreciation taken on units sold that resulted in a lower book value and higher margin at the sales date. Pagers are classified as property and depreciated from the date of acquisition.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1997 and 1998.

                                                          % OF                  % OF
            OPERATING EXPENSES                 1997     REVENUES     1998     REVENUES   INCREASE
            ------------------               --------   --------   --------   --------   --------
Service, rent and maintenance..............  $ 61,392     23.7     $112,774     26.0     $ 51,382
Selling and marketing......................    53,802     20.7       73,546     17.0       19,744
General and administrative.................    73,753     28.5      121,644     28.1       47,891
Depreciation and amortization..............    91,699     35.3      234,948     54.3      143,249
                                             --------    -----     --------    -----     --------
                                             $280,646    108.2     $542,912    125.4     $262,266
                                             ========    =====     ========    =====     ========

           OPERATING EXPENSES PER UNIT IN SERVICE             1997    1998    $ DECREASE
           --------------------------------------             -----   -----   ----------
Monthly service, rent and maintenance.......................  $2.10   $2.07     $(0.03)
Monthly selling and marketing...............................   1.84    1.35      (0.49)
Monthly general and administrative..........................   2.53    2.24      (0.29)
                                                              -----   -----     ------
Average monthly operating costs.............................  $6.47   $5.46     $(0.81)
                                                              =====   =====     ======

     Overall in 1998, Metrocall experienced an $0.81 reduction in average monthly operating expense per unit. As discussed below, the Company's operating results in 1998 included the operating expenses of Page America and ProNet for a full fiscal year. In addition, the Company's 1998 operating results include the operating expenses of AMD from the October 2, 1998 acquisition date. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $51.4 million from $61.4 million in 1997 to $112.8 million in 1998 and increased as a percentage of net revenues from 23.7% in 1997 to 26.0% in 1998. Metrocall's service, rent and maintenance expenses increased in 1998 because they included the service, rent and maintenance expenses of Page America and ProNet for a complete fiscal year ($37.7 million) and the expenses of AMD for the fourth quarter of 1998 ($15.2 million). Exclusive of the impact of the ProNet merger and the Page America and AMD acquisitions, service, rent and maintenance expenses in 1998 remained relatively flat compared to 1997 expenses with increases in tower rents and network repairs and maintenance expenses being partially offset by a decrease in expenses due to the divesture of Metrocall's telemessaging operations during 1997 for which no expenses were recognized in 1998. In 1998, Metrocall also continued to withhold payment and expense recognition of LEC charges in its various service areas for any facilities used by those LECs to transport local calls to the Company's local paging networks as provided under the 1996 Act and the FCC's rules regarding local transport. At December 31, 1998, Metrocall had approximately $14 million of credits receivable included in prepaid expenses and other current assets related to past charges assessed by the LECs for which the Company is seeking reimbursement. The increase in service, rent and maintenance expenses as a percentage of net revenues in 1998 was the result of the recent mergers and acquisitions. Average monthly service, rent and maintenance expense per unit slightly declined in 1998 as a result of the higher average subscriber base throughout 1998. As Metrocall continues to expand its networks in order to serve more subscribers and offer advanced messaging capabilities, these expenses may increase.

     Selling and marketing expenses. Selling and marketing expenses increased approximately $19.7 million from $53.8 million in 1997 to $73.5 million in 1998 and decreased as a percentage of net revenues from 20.7% in 1997 to 17.0% in 1998. Selling and marketing expenses increased in 1998 because they included the selling and marketing expenses of Page America and ProNet for a complete fiscal year ($16.5 million) and the expenses of AMD for the fourth quarter of 1998 ($5.3 million). The decrease in selling and marketing expenses as a percentage of revenues in 1998 was primarily from the impact of the Company's recent merger and acquisitions and the related higher revenues base. Metrocall expects that selling and marketing expenses may increase as a percentage of revenues in the future as it expands its presence in existing and new markets. Average monthly selling and marketing expense per unit declined in 1998 as a result of the higher average subscriber base throughout 1998.

     General and administrative expenses. General and administrative expenses increased approximately $47.9 million from $73.8 million in 1997 to $121.6 million in 1998 and decreased as a percentage of net revenues from 28.5% in 1997 to 28.1% in 1998. General and administrative expenses increased in 1998 because they included the general and administrative expenses of Page America and ProNet for a complete fiscal year ($30.4 million) and the expenses of AMD for the fourth quarter of 1998 ($10.6 million). Exclusive of the impact of the merger and acquisitions, general and administrative expenses increased for a variety of professional services ($3.9 million) and additional operating personnel ($3.0 million). The decrease in general and administrative expenses as a percentage of net revenues in 1998 was primarily from the benefit of economies of scale related to the Company's recent merger and acquisitions and the related increase in the revenue base. Metrocall expects general and administrative expenses per unit to continue to decrease in 1999 as it gains additional synergies from the AMD acquisition.

     Depreciation and amortization expenses. Depreciation and amortization expense increased approximately $143.2 million from $91.7 million in 1997 to $234.9 million in 1998. The increase in total depreciation expense in 1998 was approximately $20 million and resulted primarily from depreciation on additional subscriber paging equipment and other plant and equipment acquired mainly in the ProNet merger and Page America and AMD acquisitions. The increase in total amortization expense in 1998 was approximately $123 million and resulted primarily from amortization expenses on intangibles acquired in Metrocall's recent merger and acquisitions and the reduction in estimated useful lives of certain intangibles described below. Metrocall expects depreciation and amortization expenses in 1999 to increase as a result of a full year's impact of the AMD acquisition. Effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles, including goodwill, regulatory licenses issued by the FCC and subscriber bases recorded in conjunction with acquisitions from 15 years to 10 years for goodwill, from 25 years to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense in 1998 by approximately $26 million.

                                                                                         $
                           OTHER                                1997       1998      INCREASE
                           -----                              --------   ---------   ---------
Interest and other income, net..............................  $    156   $     849    $   693
Interest expense............................................   (36,248)    (64,448)    28,200
Income tax benefit..........................................     4,861      47,094     42,233
Net loss....................................................   (52,461)   (126,484)    74,023
Preferred dividends.........................................    (7,750)    (11,767)     4,017

EBITDA......................................................  $ 70,469   $ 124,969    $54,500

     Interest expense. The increase in interest expense in 1998 of approximately $28.2 million was the result of higher average debt balances outstanding during the fiscal year primarily associated with the additional debt assumed with the ProNet merger and financing requirements of the AMD acquisition. During 1998, total debt increased by $143.4 million to $743.3 million. Metrocall expects interest expense in 1999 to increase from 1998 due to expected higher average debt balances during 1999.

     Income tax benefit. The increase in the income tax benefit in 1998 of approximately $42.2 million was the result of the tax benefit recorded on the amortization of non-goodwill related intangible assets primarily generated from the ProNet merger which occurred on December 30, 1997 for which no tax benefits were generated in 1997 and the AMD acquisition which occurred on October 2, 1998.

     Net loss. Metrocall's net loss increased approximately $74.0 million from $52.4 million in 1997 to $126.5 million in 1998. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the ProNet merger and the Page America and AMD acquisitions offset by increases in net revenues related to an increase in the Company's subscriber base as a result of internal growth and its recent merger and acquisitions.

     Preferred dividends. The increase in preferred dividends in 1998 of approximately $4.0 million was the result of higher dividends paid to the holders of the Series A Preferred and the Series B Preferred in 1998 and dividends paid in the fourth quarter of 1998 to the holder of the Series C Preferred. Dividends recognized on the Series A Preferred and the Series B Preferred increased by $0.8 million and $1.3 million, respectively due to their cumulative nature. On October 2, 1998, Metrocall issued 9,500 shares of the Series C Preferred in connection with the AMD acquisition. Dividends recognized on the Series C Preferred were approximately $1.9 million.

     EBITDA. The increase in EBITDA in 1998 of approximately $54.5 million was primarily the result of the increase in revenues in 1998 offset to a lesser extent by the increase in operating expenses. Metrocall's EBITDA margin improved from 27.2% in 1997 to 28.9% in 1998.

Year Ended December 31, 1997 Compared With December 31, 1996

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1996 and 1997.

                                                         % OF                    % OF
                REVENUES                     1996      REVENUES      1997      REVENUES    INCREASE
                --------                  ----------   --------   ----------   --------   ----------
Service, rent and maintenance...........  $  124,029     96.7     $  249,900     96.3     $  125,871
Product sales...........................      25,928     20.2         39,464     15.2         13,536
                                          ----------    -----     ----------    -----     ----------
          Total revenues................     149,957    116.9        289,364    111.5        139,407
Net book value of products sold.........     (21,633)   (16.9)       (29,948)   (11.5)         8,315
                                          ----------    -----     ----------    -----     ----------
          Net revenues..................  $  128,324    100.0     $  259,416    100.0     $  131,092
ARPU....................................  $     8.01              $     8.25              $     0.24
Number of Subscribers...................   2,142,351               4,030,836               1,888,485

     Service, rent and maintenance revenues. Service, rent and maintenance revenues increased approximately $125.9 million from $124.0 million in 1996 to $249.9 million in 1997. Growth in the Company's subscriber base was the primary reason for the revenues increase. During 1997, Metrocall's subscriber base grew by approximately 1.9 million, which included approximately 1.3 million subscribers acquired in the ProNet merger. Monthly ARPU for paging services increased by $0.24 due to subscriber revenue mix acquired in the Company's merger with A+ Network in November 1996, general service rate increases, the shift in the sales mix from primarily direct distribution channels, especially the direct sales force, to indirect channels and Company-owned retail stores, and the sale of enhanced paging services.

     Product sales revenues. Product sales revenues increased approximately $13.5 million from $25.9 million in 1996 to $39.5 million in 1997 and decreased as a percentage of net revenues from 20.2% in 1996 to 15.2% in 1997. Net book value of products sold increased approximately $8.3 million from $21.6 million in 1996 to $29.9 million in 1997 principally because of the increase in product sales, partially offset by increased depreciation expense. Metrocall's gross margin on products sold increased from 16.6% in 1996 to 24.1% in 1997.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1996 and 1997.

                                                            % OF                  % OF
             OPERATING EXPENSES                  1996     REVENUES     1997     REVENUES   INCREASE
             ------------------                --------   --------   --------   --------   --------
Service, rent and maintenance................  $ 28,567     22.3     $ 61,392     23.7     $ 32,825
Selling and marketing........................    24,101     18.8       53,802     20.7       29,701
General and administrative...................    42,905     33.4       73,753     28.5       30,848
Depreciation and amortization................    58,196     45.4       91,699     35.3       33,503
                                               --------    -----     --------    -----     --------
                                               $153,769    119.8     $280,646    108.2     $128,677
                                               ========    =====     ========    =====     ========

                                                                                INCREASE
           OPERATING EXPENSES PER UNIT IN SERVICE             1996    1997    OR (DECREASE)
           --------------------------------------             -----   -----   -------------
Monthly service, rent and maintenance.......................  $1.88   $2.10       $0.22
Monthly selling and marketing...............................   1.58    1.84        0.26
Monthly general and administrative..........................   2.82    2.53       (0.29)
                                                              -----   -----       -----
Average monthly operating expense...........................  $6.28   $6.47       $0.19

     Overall in 1997, Metrocall experienced a $0.19 increase in average monthly operating expense per unit. As discussed below, the Company's operating results in 1997 included the operating expenses of the 1996 acquisitions of Parkway, Satellite, and A+ Network for a full fiscal year. In addition, the operating results include the operating expenses of Page America from the July 1, 1997 acquisition date.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $32.8 million from $28.6 million in 1996 to $61.4 million in 1997 and increased as a percentage of net revenues from 22.3% in 1996 to 23.7% in 1997. In 1997, the overall increases in service, rent and maintenance expenses and as a percentage of revenues were attributable to the acquisitions of Parkway ($1.1 million), Satellite ($1.3 million), A+ Network ($22.7 million) and Page America ($2.6 million) completed during 1996 and 1997. Additional increases were primarily due to increased site rental costs ($3.1 million) and increased personnel costs ($1.7 million) partially offset by reductions in third party carrier costs ($1.9 million). In 1997, the Company ceased paying LECs in its various service areas for any facilities used by those LECs to transport local calls to Metrocall's local paging networks as provided under the 1996 Act and the FCC's rules regarding local transport, which had reduced third party carriers costs by approximately $8.2 million. The monthly service, rent and maintenance expense per unit increased by $0.22 per unit as a result of the above items.

     Selling and marketing expenses. Selling and marketing expenses increased approximately $29.7 million from $24.1 million in 1996 to $53.8 million in 1997 and increased as a percentage of net revenues from 18.8% in 1996 to 20.7% in 1997. The increase in selling and marketing expenses and the increase as a percentage of net revenues were primarily associated with the 1996 and 1997 acquisitions, which added new sales offices and retail locations. Selling and marketing expenses attributed to the acquired companies were Parkway ($1.0 million), Satellite ($0.8 million), A+ Network ($24.5 million) and Page America ($1.3 million). Additional increases were associated with the increased sales staff and related costs ($1.5 million) and increased advertising and promotional costs ($0.1 million). Monthly selling and marketing expense per unit increased in 1997 by $0.26 per unit due primarily to increases in the Company's sales force as a result of acquisitions in new geographic areas.

     General and administrative expenses. General and administrative expenses increased approximately $30.8 million from $42.9 million in 1996 to $73.8 million in 1997 and decreased as a percentage of net revenues from 33.4% in 1996 to 28.5% in 1997. The general and administrative expenses increase was primarily the result of the acquired companies including the operating results of Parkway ($0.7 million), Satellite ($1.9 million), A+ Network ($21.3 million) and Page America ($1.4 million). General and administrative expenses also increased primarily due to increased expenses for billing, credit and collection activities ($3.4 million) and additional operational and administrative personnel ($3.7 million). The decrease in general and administrative expenses as a percentage of net revenues was attributable to economies of scale recognized from the 1996 and 1997 acquisitions and the related increase in the Company's subscriber base.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased approximately $33.5 million from $58.2 million in 1996 to $91.7 million in 1997. The increase in depreciation expense resulted primarily from depreciation on increased levels of subscriber paging equipment and other plant and operating equipment. Amortization expenses increased substantially during 1997 due to the amortization expense of goodwill and other intangibles related to the 1996 and 1997 acquisitions. Effective July 1, 1996, the Company changed the estimated useful lives of certain intangibles acquired in 1994, including goodwill and regulatory licenses issued by the FCC from 40 years to 15 years for goodwill and from 40 years to 25 years for FCC licenses. The impact of these changes was to increase amortization expense for 1997 by approximately $2.6 million.

                                                                                    INCREASE OR
                           OTHER                                1996       1997     (DECREASE)
                           -----                              --------   --------   -----------
Interest and other income (expense).........................  $   (607)  $    156    $    763
Interest expense............................................   (20,424)   (36,248)     15,824
Income tax benefit..........................................     1,021      4,861       3,840
Extraordinary item..........................................    (3,675)        --      (3,675)
Net loss....................................................   (49,130)   (52,461)      3,331
Preferred dividends.........................................      (780)    (7,750)      6,970

EBITDA......................................................  $ 32,751   $ 70,469    $ 37,718

     Interest expense. The increase in interest expense of approximately $15.8 million in 1997 was due to a higher average level of debt outstanding during 1997 primarily associated with the financing of the 1996 and 1997 acquisitions.

     Net loss. Metrocall's net loss increased approximately $3.3 million from $49.1 million in 1996 to $52.5 million in 1997. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the Parkway, Satellite and A+ Network and Page America acquisitions offset by increases in net revenues related to an increase in the Company's subscriber base as a result of internal growth and the 1996 and 1997 mergers and acquisitions.

     Preferred dividends. The increase in preferred dividends in 1997 of approximately $7.0 million was the result of an increase in dividends paid to the holders of the Series A Preferred ($6 million) and dividends paid to the holders of the Series B Preferred ($1 million).

     EBITDA. EBITDA increased approximately $37.7 million from $32.8 million in 1996 to $70.5 million in 1997. EBITDA margin increased from 25.5% in 1996 to 27.2% in 1997.

INFLATION

     Inflation is presently not a material factor affecting Metrocall's business. Traditional one-way paging system equipment and operating costs have not increased and one-way pager costs have declined significantly in recent years. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to inflationary pressures.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the three years ended December 31, 1998, Metrocall's operations have required significant funding, primarily to support mergers and acquisitions and capital expenditures for paging infrastructure and equipment requirements. Metrocall has met its funding requirements with cash generated from operating activities, borrowings under its credit facilities and proceeds from its senior subordinated notes offerings.

Cash Flows

     For 1998, the Company's cash provided by operating activities increased approximately $14.0 million or 51.5% from $27.2 million in 1997 to $41.2 million in 1998. The increase in cash provided by operating activities was primarily attributable to the effects of the ProNet merger and the AMD acquisition and related synergies, and the Company's internal growth.

     Net cash used in investing activities in 1998 increased by $15.3 million or 8.7% from $176.4 million in 1997 to $191.7 million in 1998. During 1998, the Company borrowed $110 million under its credit facility to fund the cash portion of the purchase price for the AMD acquisition. Capital expenditures for 1998 included approximately $51.4 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $12.8 million for information systems and computer related equipment, $12.7 million for network construction and development and $1.7 million for general purchases including leasehold improvements.

     Net cash used in financing activities in 1998 decreased by $29.1 million or 17.8% from $163.2 million in 1997 to $134.1 million in 1998. During 1998,
Metrocall borrowed $133 million under its credit facility and repaid approximately $234.2 million. Of the borrowings under the facility, $110 million was used for the cash portion of the purchase price for the AMD acquisition and the remaining amount was used for general corporate purposes. The repayments made under the facility included $229 million using proceeds from the Company's senior subordinated notes offering in 1998 as described below.

Working Capital

     Working capital (defined as current assets less current liabilities) was a deficit of $27.9 million and $24.6 million in 1998 and 1997, respectively. In 1998, current assets increased by approximately $2.5 million, primarily as a result of increases in trade receivables and other current assets acquired in the AMD acquisition offset by lower cash balances. Current liabilities increased by approximately $5.7 million as a result of higher deferred revenue due to a higher number of subscribers offset by lower other current liabilities.

LONG-TERM DEBT

     At December 31, 1998 and 1997, long-term debt consisted of:

                                                                                    INCREASE OR
                       LONG-TERM DEBT                           1997       1998     (DECREASE)
                       --------------                         --------   --------   -----------
Borrowings under the credit facility........................  $141,165   $ 40,000    $(101,165)
Senior subordinated notes...................................   452,534    698,544      246,010
Capital leases and other debt...............................     6,242      4,790       (1,452)
                                                              --------   --------    ---------
          Total long-term debt..............................  $599,941   $743,334    $ 143,393
                                                              ========   ========    =========

     Borrowings and repayments under the credit facility. During 1998, Metrocall reduced borrowings outstanding under its credit facility by approximately $101.2 million. Repayments under the credit facility were funded primarily with proceeds from the Company's senior subordinated notes offering in 1998. At the time of the 1998 notes offering, amounts outstanding under the credit facility approximated $269 million, which had primarily included amounts outstanding at December 31, 1997 and additional borrowings of $110 million used to fund the cash portion of the AMD purchase price. Through March 1, 1999, Metrocall borrowed under the credit facility an additional $24 million of which $16.2 million was used to fund the repurchase of the Series B Preferred and the remaining was used for general corporate purposes.

     During 1998, Metrocall twice revised the terms of its credit facility to accommodate the AMD acquisition and its 1998 notes offering. On October 2, 1998, the Company and its bank lenders increased the amount of borrowings available under the credit facility by $100 million to $400 million. The additional $100 million term loan facility was used to fund the cash portion of the AMD acquisition. On December 22, 1998, the Company and its bank lenders reduced the amount of borrowings available under the credit facility by $200 million to $200 million in connection with the 1998 notes offering. Subject to certain conditions set forth in the Company's revised credit facility agreement, Metrocall may borrow up to $200 million under two loan facilities through December 31, 2004. The first facility (Facility A) is a $150 million reducing revolving credit facility and the second (Facility B) is a $50 million reducing term credit. The credit facility is secured by substantially all of Metrocall's assets. Required quarterly principal repayments, as defined, begin on March 31, 2001 and continue through December 31, 2004.

     Under the revised credit facility, the Company is required to comply with certain financial and operating covenants. The Company is required to maintain certain financial ratios, including total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also prohibits certain changes in ownership control of Metrocall, as defined. At December 31, 1998, the Company was in compliance with all of these covenants.

     Proceeds raised from the issuance of senior subordinated notes. In December 1998, Metrocall completed a private placement of $250 million aggregate principal amount of 11% senior subordinated notes due 2008. The notes bear interest, payable semi-annually on March 15 and September 15. The notes may be redeemed at the Company's option on or after September 15, 2003. The 1998 Notes are unsecured obligations of the Company, subordinated to all of its present and future senior indebtedness. The Company used the net proceeds from the notes of approximately $242 million to repay outstanding indebtedness under its credit facility and for other corporate purposes. The Company is required to register the notes under the Securities Act by June 22, 1999. If this requirement is not met, the annual interest rate on the 1998 Notes will increase by .5% until the notes are generally freely transferable.

     The notes contain various covenants that, among other restrictions, limit Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain other transactions with affiliates, sell assets and engage in mergers and consolidations except under certain conditions.

ACCESS TO FUTURE CAPITAL

     Metrocall's ability to access borrowings under the credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon its future performance and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond the Company's control, such as prevailing economic conditions. Metrocall cannot assure you that, in the event the Company was to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. Metrocall believes that funds generated by its operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund its existing operations for the foreseeable future. While there are no current outstanding commitments, the Company may continue to evaluate strategic acquisition candidates in the future. Potential future acquisitions would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration to be given and the availability of financing. Such potential acquisitions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

     Metrocall's shares of common stock have traded on the Nasdaq National Market since Metrocall's initial public offering in July 1993. The Nasdaq National Market listing maintenance standards require that, among other things, either (1) Metrocall maintain net tangible assets of $4.0 million or (2) Metrocall's common stock maintain a minimum bid price of at least $5.00 per share for 30 consecutive trading days. At December 31, 1998, Metrocall met the net tangible asset requirement. If in the future, the Company fails to meet these standards, it could take a number of actions to maintain listing on a national exchange including, among others, a reverse stock split, stock repurchase program, or transfer of its listing to the Nasdaq SmallCap Market.

YEAR 2000 READINESS DISCLOSURE

     The year 2000 issue consists of two primary shortcomings of many electronic data processing systems that may make them unable to process year-date data accurately beyond the year 1999. First, computer programmers consistently abbreviated dates by eliminating the first two digits of the year, e.g. December 31, 1998 would become 12/31/98. This shortcut may cause electronic data processing systems to recognize a date on January 1, 2000 as January 1, 1900 and process data inaccurately or stop processing altogether. Second, the algorithm used in some electronic data processing systems for calculating leap years is unable to detect that the year 2000 is a leap year. Therefore, systems that are not year 2000 compliant may not register the additional day, resulting in incorrect date calculations.

     Metrocall utilizes software and related computer technologies essential to its operations that may be affected by the year 2000 issue. Accordingly, the Company has devised an enterprise-wide program, consisting of the following phases, aimed to mitigate the year 2000 issue.

     Identification and Assessment of Potential Problem Areas. By March 30, 1999, Metrocall had inventoried a substantial portion of its computer hardware and software systems and the embedded systems contained in its plant and facilities and related infrastructure. This process was undertaken with the goal of identifying the Company's critical and non-critical systems and assessing whether or not such systems are year 2000 compliant. Metrocall's critical systems include: paging infrastructure, billing systems, telephone services, financial systems and operating systems and hardware. For each of these systems, the Company has developed or is in the process of developing a validation or remediation plan to address year 2000 concerns that have been identified.

     Remediation of Identified Problem Areas. During Metrocall's identification and assessment phase, it had identified requirements for certain systems that it believes will enable these systems to become year 2000 compliant. The remediation phase includes correcting identified problem areas. This may include hardware and software revisions, developing replacement systems and eliminating non-functional applications or system components. Metrocall is in various stages of remediation for its critical and non-critical systems. Metrocall's goal is to complete the majority of its remediation efforts by September 1999.

     Validation. As Metrocall makes changes to applications and components of its systems, it intends to validate and test those changes for year 2000 compliance. The Company plans to perform validation and testing on a system-wide basis to ensure that any changes made are compatible with interacting systems. The Company may also conduct acceptance testing, where it deems it necessary. Metrocall is currently undertaking this phase on certain applications.

     Implementation. This phase involves integrating the systems changes Metrocall made in the remediation stage once they have been appropriately validated. As Metrocall implements and integrates such changes, it may still discover that its systems include both year 2000 compliant and non-compliant applications and components. Metrocall does not expect this combination to have any significant adverse effect upon its operations but intends to develop appropriate contingency recovery plans to reduce the risk of such effects. Metrocall has begun this phase for certain systems' applications and the Company's goal is to achieve completion of the entire phase by the end of the fourth quarter 1999.

     Third Parties. Metrocall believes that many of its interconnect carriers, equipment suppliers and other primary vendors have year 2000 issues that may affect the Company. Metrocall has sought and will continue to seek confirmation from these parties that they are developing and implementing plans to become year 2000 compliant. Metrocall intends to validate system processes that require interaction with vendor hardware or software in an effort to ensure system readiness by December 31, 1999. Confirmations received to date have indicated that such respondents are in the process of implementing remediation plans in an effort to bring their systems into year 2000 compliance.

     Contingency Plans. The Company is in the process of determining contingency plans for each of its systems if such systems are not year 2000 compliant. The contingency plans will address "likely" worst case scenarios for each system included in the year 2000 program. They will also consider, to the extent Metrocall believes necessary, plans that address certain potential third party non-compliance. At this time, Metrocall does not have sufficient information to assess the likelihood of such worst case scenarios but anticipates completion of such planning during 1999.

     The following briefly describes each of Metrocall's critical systems and their year 2000 readiness.

     - Paging Infrastructure. Metrocall has an extensive paging infrastructure that provides services to its customers over a number of different frequencies. The Company has identified and performed certain year 2000 readiness assessment activities with regard to its paging software and hardware, and is working with its primary vendor that provides software to the Company's paging infrastructure. Metrocall expects certain software upgrades to be installed by the end of the third quarter of 1999, and those upgrades will be validated and tested shortly thereafter. Certain of the Company's hardware units will require upgrade to support the required software. Such units will be upgraded at the same time the software upgrades are performed. Metrocall expects to incur approximately $7 million during 1999 to support these paging infrastructure initiatives.

     - Billing Systems. Metrocall currently utilizes three different billing platforms that are used for the recordation and processing of customer invoices. Two of these platforms are commercial software applications. The Company has received vendor certification with respect to these platforms' hardware, databases and the substantial majority of the software. The third platform was developed by the former AMD. Its year 2000 readiness was previously tested and warranted by AMD's prior corporate owner. Metrocall has scheduled upgrades to certain operating systems to promote proper integration for the third and early fourth quarters 1999. Once the upgrades have been completed, the Company will move forward with its testing of the platforms and their interfaces to the paging and financial systems. Metrocall expects to incur approximately $2.0 million during 1999 on these initiatives.

     - Telephone Services. Metrocall's ability to provide paging and messaging services is directly linked to its ability to accept and direct telephone traffic over an extended network. In addition, the Company's ability to sell products, administer customer calls and communicate between offices is dependent on its telephone network. Metrocall is currently in various phases of the remediation and validation stages for its internal telephone network. Metrocall's goal is to complete this phase by the end of the fourth quarter, with validation and implementation completed by December 1999. The Company's cost for these initiatives in 1999 is expected to be approximately $1.5 million. Metrocall is actively contacting its external telephone service providers to determine their level of year 2000 readiness.

     - Financial Systems. Metrocall's financial systems, which include its accounts payable, general ledger, fixed asset, purchase and inventory systems, have been vendor-certified for year 2000 compliance. The Company is in process of testing the financial systems for functionality and data integrity between interfaces. The Company expects to have all testing completed by the end of the third quarter of 1999. Metrocall does not expect to incur any significant costs related to year 2000 readiness for its financial systems.

     - Operating Systems and Hardware. Metrocall has identified and performed year 2000 readiness assessment activities with regard to its network operating systems. Certain of such systems are scheduled for software upgrades that will improve their functionality and are year 2000 compliant. The Company anticipates completing these upgrades throughout 1999 with validation and implementation occurring shortly thereafter. Metrocall has identified personal computers that are not year 2000 compliant and which it intends to replace by December 31, 1999. The Company expects the cost of these initiatives to be approximately $3.5 million.

     Metrocall is utilizing both internal and external resources to remediate and test its systems for year 2000 compliance. The Company is incurring internal labor as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems. Although it is Metrocall's goal that its systems be year 2000 compliant on or before December 31, 1999, there can be no assurance that the Company's year 2000 program will be successful or that its interconnect carriers and primary vendors will also successfully address their year 2000 issues. Metrocall is unable to predict the potential impact on its financial condition and results of operations in the event its year 2000 program is not successful.

ADDITIONAL FACTORS AFFECTING FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     As the Company has described in this Annual Report on Form 10-K, Metrocall believes that its future operating results and funds generated from operations and available under its credit facility will be sufficient to meet general corporate requirements and planned capital expenditures for the foreseeable future. However, Metrocall's ability to meet its debt service and other obligations is dependent upon such future performance, which will be subject to factors beyond its control.

     The risks and uncertainties described below are not the only ones Metrocall faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations. If any of the following risks actually occur, Metrocall's business, financial condition or results of operations could be materially adversely affected.

     Metrocall Has a History of Operating Losses. Metrocall has sustained net losses of $49.1 million, $52.5 million and $126.5 million for fiscal years 1996, 1997 and 1998. Those losses are significantly attributable to its consolidation and growth strategies and capital expenditure requirements. Metrocall cannot assure you that it can reverse such losses in the future. In addition, at December 31, 1998, Metrocall's accumulated deficit was approximately $295.2 million and its working capital deficit was $27.9 million. The Company's business requires substantial funds for capital expenditures and acquisitions, both of which cause significant depreciation and amortization expenses. Additionally, Metrocall has substantial levels of borrowing, which results in significant interest expense, expected to be outstanding in the foreseeable future. Metrocall therefore expects to continue to incur losses from operations. Metrocall cannot assure you that it will achieve profitability in the future.

     Metrocall's Substantial Indebtedness May Have Operating
Consequences. Metrocall had total debt outstanding of approximately $743.3 million at December 31, 1998. This substantial indebtedness, along with the net operating losses and working capital deficits it has sustained in recent periods, may have consequences for the Company. For example, it may:

     - make it more difficult for the Company to satisfy its debt;

     - require Metrocall to dedicate a substantial portion of its operating cash flows from operations to pay interest expense;

     - limit its ability to react to changing market conditions, changes in its industry and economic downturns;

     - place Metrocall at a competitive disadvantage with respect to its ability to finance future acquisitions or capital expenditures compared to its competitors that have less debt;

     - limit its ability to borrow additional funds; and

     - cause the Company to be vulnerable to increases in interest rates because a substantial amount of its indebtedness under the credit facility bears interest at floating rates.

     Total debt at December 31, 1998 included $40 million outstanding under Metrocall's credit facility which was subject to variable interest rate risk. To the extent that interest rates fluctuate, the interest expense Metrocall recognizes on borrowings outstanding on its credit facility could fluctuate. A 1/8% rate change in the Company's weighted average interest rate in 1998 would have caused interest expense to increase or decrease by approximately $0.2 million based on its weighted average borrowings outstanding during the year.

     Metrocall's Debt Agreements Impose Operating and Financial
Restrictions. Metrocall's debt agreements impose significant operating and financial restrictions. Such restrictions will affect, and in many respects, significantly limit or prohibit, among other things,

     - Metrocall's ability to incur additional indebtedness and certain types of indebtedness,

     - pay cash dividends,

     - repurchase or redeem its capital stock,

     - make certain investments or other restricted payments,

     - create liens,

     - engage in transactions with stockholders or affiliates,

     - sell assets,

     - issue or sell stock of subsidiaries,

     - merge or consolidate with other companies.

     Metrocall's credit facility requires the Company to maintain certain financial ratios. The terms of the Company's preferred stock also contain certain restrictive covenants. Events beyond Metrocall's control could affect its ability to meet these financial ratio tests and restrictive covenants, and Metrocall cannot assure you that it will meet them.

     If Metrocall does not comply with these restrictions, it could lead to default even if the Company can currently pay its scheduled debt obligations. If there was a default, the holders could demand immediate payment of the debt. This could cause much of Metrocall's other debt to be accelerated. Metrocall cannot assure you that it would be able to pay or refinance this debt on acceptable terms in that event. A breach of any of the covenants contained in its credit facility result in an event of default. This could allow MetrocallIs lenders to declare all amounts outstanding under the credit facility to be immediately due and payable. In addition, the Company's lenders could proceed against the collateral granted to them to secure that indebtedness. If the amounts outstanding under the credit facility are accelerated, Metrocall cannot assure you that its assets will be sufficient to repay in full the money owed to the banks or to its other debt holders.

     Most of Metrocall's Assets Are Classified as Intangible. At December 31, 1998, Metrocall's total assets were approximately $1,262.7 million including net intangible assets of approximately $892.4 million. A majority of Metrocall's assets consist of FCC licenses and certificates, goodwill, subscriber lists, deferred financing costs and certain other intangibles. The carrying value of these assets could be impaired in the future due to changes in technology, regulation, available financing or competitive pressures in any of the Company's individual markets. Because a majority of the Company's assets are intangible, they might not be sufficient to repay all of Metrocall's debt if secured creditors foreclose on assets pledged to them.

     Technological Developments Could Affect Metrocall's Business. Future technological advances in the wireless communications industry could create new services or products that compete with Metrocall's paging and wireless messaging services.

     Developments in narrowband PCS could affect Metrocall's business. Narrowband PCS provides enhanced or advanced paging and messaging capabilities, such as "confirmation" or "response" paging. The Company intends to participate actively in this business through its alliance with PageMart. Advanced messaging services marketed by other companies have, to date, had mixed market acceptance.

     The success of advanced messaging services could be affected by circumstances other than market acceptance. These include cost of equipment and other capital requirements, technological changes in wireless messaging services, competitors' marketing and sales strategies, regulatory developments and general economic conditions. Additionally, several of the Company's largest competitors in the traditional paging market have narrowband PCS licenses that provide them nationwide coverage. Some of those competitors have had a significant lead on Metrocall in the deployment of narrowband PCS systems.

     Metrocall's business may also be affected by the development of broadband PCS, which offers two-way voice communications and messaging services. Broadband PCS competes with cellular telephone services and enhanced specialized mobile radio services, as well as with conventional paging services. These broadband services are now offering alphanumeric paging and voice mail included in their handset and monthly fee. Several broadband PCS systems currently operate in the United States. Additionally, other existing or prospective radio services -- such as non-geostationary mobile satellite services -- potentially could compete with the Company. These broadband services could adversely impact the demand for our paging and advanced messaging services.

     Changes in technology could lower the cost of competing services and products to a level at which the Company's services and products would become less competitive or at which the Company would be required to reduce its prices. Metrocall cannot assure you that it will be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, nor can the Company assure you that its margins, inventory costs and cash flows will not be adversely affected by technological developments.

     Technological changes also may affect the value of pagers that Metrocall owns and leases to its subscribers. If the Company's subscribers request more technologically advanced pagers, Metrocall may incur additional inventory costs and capital expenditures if it is required to replace pagers leased to its subscribers within a short period of time.

     Metrocall Could Be Affected by Satellite Failures. Metrocall relies on satellite facilities operated by other companies to control many of the transmitters on our nationwide and wide-area networks. Metrocall has no control over the operation and maintenance of those satellite facilities. The Company also uses land-based communications facilities such as microwave stations and landline telephone facilities to connect and control the paging base station transmitters in its networks. The failure or disruption of transmissions by these satellite facilities could disrupt the Company's paging services. Metrocall recently initiated paging service through a satellite global uplink facility in California. The Company transmits a majority of its paging traffic through this facility. Any unmitigated interruptions in satellite transmissions or in transmissions from the satellite uplink facility could adversely affect Metrocall's business and results of operations.

     Subscriber Turnover Can Adversely Affect Metrocall's Results of Operations. The results of operations of paging service providers can be significantly affected when subscribers cancel their service or switch their service to other carriers. The sales and marketing costs associated with attracting new subscribers are much higher than the costs of providing service to existing customers. Because Metrocall's business has high fixed costs, disconnections directly and adversely affect its results of operations.

     Metrocall's Business Could Be Affected by Changes in Regulations. The FCC and, to a lesser extent, various state regulatory agencies regulate Metrocall's paging operations. The Company cannot assure you that those agencies will not take actions that would have a material adverse effect on Metrocall's business. Changes in regulation of paging businesses or the allocation of radio spectrum for services that compete with the Company's business could adversely affect its results of operations. For example, the FCC has adopted rules under which the FCC will issue paging licenses on a wide-area basis through competitive bidding. Although the Company believes that these rules may simplify its regulatory compliance burdens, particularly regarding adding or relocating transmitter sites, those rule changes may increase Metrocall's costs of obtaining paging licenses in the future.

     Additional Acquisitions Will Require Successful Integration and May Pose Other Risks. Metrocall has achieved much of its growth through acquisitions. It may pursue more acquisitions in the future. Metrocall's success will then depend upon its ability to identify attractive candidates, to finance potential acquisitions and to integrate their business. The challenges of acquisitions include:

     - potential strain on management;

     - unanticipated liabilities or contingencies from the acquired company;

     - reduced earnings due to increased goodwill amortization, increased interest costs, and costs related to integration;

     - integrating the acquired business's financial, personnel, computer and other systems into its own; and

     - need to manage growth and implement controls and information systems appropriate to a growing company.

     If Metrocall is unsuccessful in meeting these challenges, its business could be adversely affected. The Company is currently in the process of integrating the recent acquisition of AMD. That acquisition poses certain risks for Metrocall's business, e.g., the paging systems it acquired may not perform as expected; it may face difficulties integrating the development, administrative, finance, sales and marketing organizations of AMD into its organizations; the Company may face difficulties in integrating AMD's communications networks with its own networks and coordinating its and AMD's sales efforts. Metrocall must reassure AMD's customers that their paging services will continue uninterrupted.

     Metrocall Relies on Key Management Personnel. Metrocall depends on the efforts and abilities of a number of its current key management, sales, support and technical personnel, including William L. Collins III, Steven D. Jacoby and Vincent D. Kelly. Metrocall's success will depend to a large extent on its ability to retain and attract key employees. The loss of certain of these employees or the Company's inability to retain or attract key employees in the future could have an adverse effect on its operations. The Company has employment contracts with, but does not have "key man" life insurance for, each of the individuals named above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning this item is included within Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Additional Factors Affecting Future Operating Results and Financial Condition."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DESCRIPTION                           PAGE
                        -----------                           ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................   F-2
  Consolidated Balance Sheets, as of December 31, 1997 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996, 1997 and 1998.................   F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1996, 1997 and 1998.....   F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996, 1997 and 1998.................   F-6
  Notes to Consolidated Financial Statements................   F-7
FINANCIAL STATEMENT SCHEDULE:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  F-22
  Schedule II Valuation and Qualifying Accounts.............  F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1999, (the "1999 Proxy Statement") under the caption "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1999 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the stock ownership of each person known to the Company to be the beneficial owner of more than 5% of the common stock of each director and executive officer of Metrocall and all directors and executive officers as a group is incorporated by reference from the 1999 Proxy Statement under the caption "Stock Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The following financial statements are included in Part II Item 8

                        DESCRIPTION                           PAGE
                        -----------                           ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  F-2
  Consolidated Balance Sheets, as of December 31, 1997 and
     1998...................................................  F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996, 1997 and 1998.................  F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1996, 1997 and 1998.....  F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996, 1997 and 1998.................  F-6
  Notes to Consolidated Financial Statements................  F-7
FINANCIAL STATEMENT SCHEDULE:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  F-22
  Schedule II Valuation and Qualifying Accounts.............  F-23

     All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (b)  Reports on Form 8-K

     A report dated October 2, 1998, regarding the acquisition of the advanced messaging division of AT&T Wireless Services, Inc., the paging operations of AT&T, filed with the Commission on October 16, 1998.

  (c)  Exhibits

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, Inc.
          (Metrocall).*
 3.2      Eighth Amended and Restated Bylaws of Metrocall.*
 4.1      Indenture for Metrocall 11% Senior Subordinated Notes due
          2008, dated as of December 22, 1998.(a)
 4.2      Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997.(b)
 4.3      Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995.(c)
 4.4      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior
          Subordinated Notes due 2005 ("ProNet Notes") dated June 15,
          1995.(d)
 4.5      Supplemental Indenture dated May 28, 1996 for ProNet Notes.*
 4.6      Second Supplemental Indenture dated December 30, 1997 for
          ProNet Notes.(e)
 4.7      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(f)
 4.8      First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(g)
 4.9      Second Supplemental Indenture dated November 15, 1996 for A+
          Notes.(g)
 4.10     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          C Convertible Preferred Stock of Metrocall.(h)
 4.11     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          A Convertible Preferred Stock of Metrocall.(i)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
10.1      Fourth Amended and Restated Loan Agreement by and among
          Metrocall, certain lenders and Toronto Dominion (Texas),
          Inc. as administrative agent, dated as of December 22, 1998.
          (a)
10.2      Stock Purchase Agreement by and among Metrocall and AT&T
          Wireless Services, Inc., McCaw Communications Companies,
          Inc., and AT&T Two Way Messaging Communications, Inc. dated
          June 26, 1998. (k)
10.3      Stockholders Voting Agreement and Proxy between AT&T
          Wireless Services, Inc. and certain stockholders of
          Metrocall dated June 26, 1998. (l)
10.4      Voting Agreement between AT&T Wireless Services, Inc. and
          Page America Group, Inc. dated June 26, 1998. (l)
10.5      Registration Rights Agreement between Metrocall and McCaw
          Communications Companies, Inc. dated October 1, 1998. (h)
10.6      Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc. dated as of January 30, 1997. (m)
10.7      Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997. (m)
10.8      Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall. (n)
10.9      Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall. (n)
10.10     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia. (n)
10.11     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet. (o)
10.12     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet and certain stockholders of Metrocall listed
          therein. (o)
10.13     Employment Agreement between Metrocall and William L.
          Collins, III. (p)
10.14     Amendment to Employment Agreement between Metrocall and
          William L. Collins, III. (r)
10.15     Employment Agreement between Metrocall and Steven D. Jacoby.
          (p)
10.16     Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby. (r)
10.17     Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby. (s)
10.18     Employment Agreement between Metrocall and Vincent D. Kelly.
          (p)
10.19     Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly. (r)
10.20     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly. (s)
10.21     Change of Control Agreement between Metrocall and William L.
          Collins, III. (p)
10.22     Change of Control Agreement between Metrocall and Steven D.
          Jacoby. (p)
10.23     Change of Control Agreement between Metrocall and Vincent D.
          Kelly. (p)
10.24     Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and Jackie R. Kimzey. (q)
10.25     Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and David J. Vucina. (m)
10.26     Letter Agreement dated August 8, 1997, between Metrocall and
          Jackie R. Kimzey. (q)
10.27     Letter Agreement dated August 8, 1997, between Metrocall and
          David J. Vucina. (q)
10.28     Letter Agreement dated August 8, 1997, between Metrocall and
          Jan E. Gaulding. (q)
10.29     Letter Agreement dated August 8, 1997, between Metrocall and
          Mark A. Solls. (q)
10.30     Letter Agreement dated August 8, 1997, between Metrocall and
          Jeffery A. Owens. (q)
10.31     Directors' Stock Option Plan, as amended. (t)
10.32     Metrocall 1996 Stock Option Plan. (u)
10.33     Metrocall 1996 Stock Option Plan, as amended. (t)
10.34     Metrocall Amended Employee Stock Purchase Plan. (v)
10.35     Registration Rights Agreement dated December 22, 1998
          between Metrocall and Morgan Stanley & Co. Incorporated,
          NationsBanc Montgomery Securities LLC, TD Securities (USA)
          Inc., First Union Capital Markets and BancBoston Roberston
          Stephens Inc.*
10.36     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994. (w)
10.37     Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall. (x)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
10.38     Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliot H. Singer.(y)
10.39     Placement Agreement dated December 17,1998 between Metrocall and Morgan Stanley & Co. Incorporated, NationsBanc
          Montgomery Securities LLC, TD Securities (USA) Inc., First
          Union Capital Markets and BancBoston Roberston Stephens
          Inc.*

11.1      Statement re computation of per share earnings.*
21.1      Subsidiaries of Metrocall, Inc.*
23.2 Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.*
27.1      Financial Data Schedule.*

---------------
* Filed herewith.

(a) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on January 4, 1999.

(b) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 23, 1997.

(c) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042) filed with the Commission on September 27, 1995.

(d) Incorporated by reference to ProNet's Current Report on Form 8-K filed with the Commission on July 5, 1995.

(e) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

(f) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc., as amended (File No. 33-95208) filed with the Commission on September 18, 1995.

(g) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(h) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 16, 1998.

(i) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(j) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 2, on Form S-4 (File No. 333-36079) filed with the Commission on November 5, 1997.

(k)  Incorporated by reference to Metrocall's Definitive Proxy Statement on
     Schedule 14A filed with the Commission on August 31, 1998.

(l) Incorporated by reference to Metrocall's Quarterly Report on Form 8-K filed July 7, 1998.

(m) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231) initially filed with the Commission on February 5, 1997.

(n) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on July 14, 1997.

(o) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on August 12, 1997.

(p) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.

(q) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-36079) filed with the Commission on September 22, 1997.

(r) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(s) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.

(t) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 7, 1997.

(u) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

(v) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(w) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.

(x) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.

(y) Incorporated by reference to Metrocall's Tender Offer Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1999.

                                          METROCALL, INC.

                                          By:    /s/ RICARD M. JOHNSTON
                                            ------------------------------------
                                                    Richard M. Johnston
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                        TITLE                         DATE
                   ---------                                        -----                         ----

            /s/ RICHARD M. JOHNSTON                         Chairman of the Board            March 31, 1999
------------------------------------------------
              RICHARD M. JOHNSTON

          /s/ WILLIAM L. COLLINS, III                    Vice Chairman of the Board,         March 31, 1999
------------------------------------------------                  President,
            WILLIAM L. COLLINS, III                      Chief Executive Officer and
                                                                   Director

              /s/ VINCENT D. KELLY                        Chief Financial Officer,           March 31, 1999
------------------------------------------------                   Executive
                VINCENT D. KELLY                        Vice President, and Treasurer
                                                          (Principal Financial and
                                                              Accounting Officer)

            /s/ HARRY L. BROCK, JR.                               Director                   March 31, 1999
------------------------------------------------
              HARRY L. BROCK, JR.

             /s/ ELLIOTT H. SINGER                                Director                   March 31, 1999
------------------------------------------------
               ELLIOTT H. SINGER

           /s/ FRANCIS A. MARTIN III                              Director                   March 31, 1999
------------------------------------------------
             FRANCIS A. MARTIN, III

            /s/ RONALD V. APRAHAMIAN                              Director                   March 31, 1999
------------------------------------------------
              RONALD V. APRAHAMIAN

               /s/ MICHAEL GREENE                                 Director                   March 31, 1999
------------------------------------------------
                 MICHAEL GREENE

              /s/ ROYCE R. YUDKOFF                                Director                   March 31, 1999
------------------------------------------------
                ROYCE R. YUDKOFF

              /s/ JACKIE R. KIMZEY                                Director                   March 31, 1999
------------------------------------------------
                JACKIE R. KIMZEY

            /s/ EDWARD E. JUNGERMAN                               Director                   March 31, 1999
------------------------------------------------
              EDWARD E. JUNGERMAN

               /s/ MAX D. HOPPER                                  Director                   March 31, 1999
------------------------------------------------
                 MAX D. HOPPER

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        DESCRIPTION                           PAGE
                        -----------                           ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................   F-2
  Consolidated Balance Sheets, as of December 31, 1997 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996, 1997 and 1998.................   F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1996, 1997 and 1998.....   F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996, 1997 and 1998.................   F-6
  Notes to Consolidated Financial Statements................   F-7
FINANCIAL STATEMENT SCHEDULE:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  F-22
  Schedule II Valuation and Qualifying Accounts.............  F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited the accompanying consolidated balance sheets of Metrocall, Inc., and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrocall, Inc., and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
February 5, 1999

                        METROCALL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...............................  $   24,896   $    8,436
    Accounts receivable, less allowance for doubtful
     accounts of $6,843 and $6,196 as of December 31, 1997
     and 1998, respectively.................................      30,208       44,694
    Prepaid expenses and other current assets (Note 4)......      18,372       22,795
                                                              ----------   ----------
         Total current assets...............................      73,476       75,925
                                                              ----------   ----------
PROPERTY AND EQUIPMENT:
    Land, buildings and leasehold improvements..............      16,364       15,079
    Furniture, office equipment and vehicles................      46,588       64,438
    Paging and plant equipment..............................     276,993      380,313
    Less -- Accumulated depreciation and amortization.......    (115,357)    (168,067)
                                                              ----------   ----------
                                                                 224,588      291,763
                                                              ----------   ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $58,352 and $219,960 at December 31, 1997
  and 1998, respectively....................................     787,003      892,404
OTHER ASSETS................................................       1,947        2,595
                                                              ----------   ----------
         TOTAL ASSETS.......................................  $1,087,014   $1,262,687
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt....................  $      952   $      771
    Accounts payable........................................      35,160       37,533
    Accrued expenses and other current liabilities (Note
     4).....................................................      46,141       37,728
    Deferred revenues and subscriber deposits...............      15,854       27,769
                                                              ----------   ----------
         Total current liabilities..........................      98,107      103,801
CAPITAL LEASE OBLIGATIONS, less current maturities (Note
  5)........................................................       4,282        3,575
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities (Note 5).......................................     142,173       40,444
SENIOR SUBORDINATED NOTES (Note 5)..........................     452,534      698,544
DEFERRED INCOME TAX LIABILITY...............................     155,930      209,642
MINORITY INTEREST IN PARTNERSHIP............................         510          510
                                                              ----------   ----------
         Total liabilities..................................     853,536    1,056,516
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 8)
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 182,726
  shares and 209,203 shares issued and outstanding as of
  December 31, 1997 and 1998, respectively and a liquidation preference of $46,481 and $53,216 at December 31, 1997 and
  1998, respectively (Note 6)...............................      37,918       45,441
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative;
  par value $.01 per share; 9,000 shares authorized; 1,579
  shares and 1,808 shares issued and outstanding as of
  December 31, 1997 and 1998, respectively and a liquidation preference of $16,064 and $18,391 at December 31, 1997 and
  1998, respectively (Note 6)...............................      16,064       18,391
SERIES CONVERTIBLE PREFERRED STOCK, 8% cumulative; par value
  $.01 per share; 25,000 shares authorized; 9,595 shares
  issued and outstanding and a liquidation preference of
  $96,910 at December 31, 1998 (Note 6).....................          --       96,910
STOCKHOLDERS' EQUITY (Notes 3 and 6):
  Common stock, par value $.01 per share; 100,000,000 shares authorized; 40,548,414 and 41,583,403 shares issued and
    outstanding at December 31, 1997 and 1998,
    respectively............................................         405          416
  Additional paid-in capital................................     336,076      340,249
  Accumulated deficit.......................................    (156,985)    (295,236)
                                                              ----------   ----------
                                                                 179,496       45,429
                                                              ----------   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $1,087,014   $1,262,687
                                                              ==========   ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        METROCALL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                  YEAR ENDED DECEMBER 31,
                                                             1996          1997          1998
                                                          -----------   -----------   -----------
REVENUES:
     Service, rent and maintenance......................  $   124,029   $   249,900   $   416,352
     Product sales......................................       25,928        39,464        48,372
                                                          -----------   -----------   -----------
          Total revenues................................      149,957       289,364       464,724
Net book value of products sold.........................      (21,633)      (29,948)      (31,791)
                                                          -----------   -----------   -----------
                                                              128,324       259,416       432,933
OPERATING EXPENSES:
     Service, rent and maintenance......................       28,567        61,392       112,774
     Selling and marketing..............................       24,101        53,802        73,546
     General and administrative.........................       42,905        73,753       121,644
     Depreciation and amortization......................       58,196        91,699       234,948
                                                          -----------   -----------   -----------
                                                              153,769       280,646       542,912
                                                          -----------   -----------   -----------
          Loss from operations..........................      (25,445)      (21,230)     (109,979)
INTEREST AND OTHER INCOME (expense).....................         (607)          156           849
INTEREST EXPENSE........................................      (20,424)      (36,248)      (64,448)
                                                          -----------   -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM...      (46,476)      (57,322)     (173,578)
INCOME TAX BENEFIT......................................        1,021         4,861        47,094
                                                          -----------   -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEM..........................      (45,455)      (52,461)     (126,484)
EXTRAORDINARY ITEM (Note 5).............................       (3,675)           --            --
                                                          -----------   -----------   -----------
          Net loss......................................      (49,130)      (52,461)     (126,484)
PREFERRED DIVIDENDS (Note 6)............................         (780)       (7,750)      (11,767)
                                                          -----------   -----------   -----------
     Loss attributable to common stockholders...........  $   (49,910)  $   (60,211)  $  (138,251)
                                                          ===========   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
     Basic and diluted loss per share before
       extraordinary item attributable to common
       stockholders.....................................  $     (2.84)  $     (2.22)  $     (3.37)
     Basic and diluted extraordinary item, net of income
       tax benefit......................................        (0.23)           --            --
                                                          -----------   -----------   -----------
     Basic and diluted loss per share attributable to
       common stockholders..............................  $     (3.07)  $     (2.22)  $     (3.37)
                                                          ===========   ===========   ===========
     Weighted-average common shares outstanding.........   16,252,782    27,086,654    41,029,601
                                                          ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                              COMMON STOCK
                                         -----------------------   ADDITIONAL
                                           SHARES                   PAID-IN     ACCUMULATED
                                         OUTSTANDING   PAR VALUE    CAPITAL       DEFICIT       TOTAL
                                         -----------   ---------   ----------   -----------   ---------
BALANCE, December 31, 1995.............  14,626,255      $146       $201,956     $ (46,864)   $ 155,238
  Issuance of shares in employee stock
     purchase plan (Note 7)............      11,942        --            110            --          110
  Shares issued in Satelite
     acquisition.......................   1,771,869        18         10,408            --       10,426
  Exercise of stock options (Note 7)...       4,739        --              5            --            5
  Shares issued in merger with A+
     Network...........................   8,106,330        81         42,477            --       42,558
  Warrants issued in connection with
     Series A Preferred Stock (Note
     6)................................          --        --          7,871            --        7,871
  Preferred dividends (Note 6).........          --        --             --          (780)        (780)
  Net loss.............................          --        --             --       (49,130)     (49,130)
                                         ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1996.............  24,521,135       245        262,827       (96,774)     166,298
  Issuance of shares in employee stock
     purchase plan (Note 7)............     109,747         1            429            --          430
  Adjustment to shares issued in
     Satelite acquisition..............      74,085         1           (213)           --         (212)
  Shares issued in acquisition of Radio
     and Communications Consultants,
     Inc. and Advanced Cellular
     Telephone, Inc. (Note 3)..........     494,279         5          2,899            --        2,904
  Issuance of shares in Page America
     acquisition (Note 3)..............   3,911,856        39         18,787            --       18,826
  Exercise of stock options (Note 7)...       1,896        --              2            --            2
  Shares issued in ProNet Merger (Note
     3)................................  11,435,416       114         51,345            --       51,459
  Preferred dividends (Note 6).........          --        --             --        (7,750)      (7,750)
  Net loss.............................          --        --             --       (52,461)     (52,461)
                                         ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1997.............  40,548,414       405        336,076      (156,985)     179,496
  Issuance of shares in employee stock
     purchase plan and other (Note
     7)................................     134,989         2            573            --          575
  Shares issued in settlement of
     litigation related to the ProNet
     Merger (Note 3)...................     900,000         9          3,600            --        3,609
  Preferred dividends (Note 6).........          --        --             --       (11,767)     (11,767)
  Net loss.............................          --        --             --      (126,484)    (126,484)
                                         ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1998.............  41,583,403      $416       $340,249     $(295,236)   $  45,429
                                         ==========      ====       ========     =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1996        1997        1998
                                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..............................................  $ (49,130)  $ (52,461)  $(126,484)
     Adjustments to reconcile net loss to net cash provided
       by operating activities --
          Depreciation and amortization....................     58,196      91,699     234,948
          Amortization of debt financing costs.............        620       1,152       1,771
          Decrease in deferred income taxes................     (1,483)     (5,400)    (47,391)
          Gain on liquidation of investment (Note 2).......         --          --        (130)
          Write-off of deferred acquisition costs..........        388          --          --
          Minority interest in loss of investments.........        207          --          --
          Writedown of equity investment...................        238         240          --
          Gain on sale of equipment........................     (1,188)         --          --
          Extraordinary item...............................      3,675          --          --
     Changes in current assets and liabilities, net of
       effects from acquisitions:
          Accounts receivable..............................     (2,626)     (1,408)     (2,387)
          Prepaid expenses and other current assets........     (1,579)     (5,331)     (4,351)
          Accounts payable.................................      5,841         372       2,175
          Deferred revenues and subscriber deposits........      2,126      (2,481)    (12,263)
          Accrued expenses and other current liabilities...        323         784      (4,734)
                                                             ---------   ---------   ---------
               Net cash provided by operating activities...     15,608      27,166      41,154
                                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired......   (260,600)   (113,466)   (110,000)
     Capital expenditures, net.............................    (62,110)    (69,935)    (78,658)
     Proceeds from sale of telemessaging operations........         --      11,000          --
     Additions to intangibles..............................     (3,853)     (5,070)     (1,885)
     Other.................................................     (1,341)      1,042      (1,204)
                                                             ---------   ---------   ---------
               Net cash used in investing activities.......   (327,904)   (176,429)   (191,747)
                                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock............        115         432         577
     Net proceeds from preferred stock offering (Note 6)...     38,323          --          --
     Proceeds from long-term debt (Note 5).................    194,904     364,261     248,260
     Principal payments on long-term debt..................    (25,464)   (194,222)   (104,362)
     Debt tender and consent solicitation costs............     (3,675)         --          --
     Deferred debt financing costs.........................     (4,562)     (7,240)    (10,332)
     Other.................................................         (2)         11         (10)
                                                             ---------   ---------   ---------
               Net cash provided by financing activities...    199,639     163,242     134,133
                                                             ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......   (112,657)     13,979     (16,460)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............    123,574      10,917      24,896
                                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................  $  10,917   $  24,896   $   8,436
                                                             =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND RISK FACTORS

     Metrocall, Inc. and subsidiaries (the "Company" or "Metrocall"), is a leading provider of local, regional and national paging and other wireless messaging services in the United States. Through our nationwide wireless network, the Company provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas.

Risks and Other Important Factors

     The Company sustained net losses of $49.1 million, $52.5 million and $126.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company's loss from operations for the year ended December 31, 1998 was $110.0 million. In addition, at December 31, 1998, the Company had an accumulated deficit of approximately $295.2 million and a deficit in working capital of $27.9 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

     The Company's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communication companies. At December 31, 1998, the Company had incurred approximately $743.3 million in long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions. At December 31, 1998, approximately $160.0 million of additional borrowings were available to the Company under its credit facility. The Company's ability to borrow additional amounts in the future is dependent on its ability to comply with the provisions of its credit facility as well as availability of financing in the capital markets.

     The Company is also subject to certain additional risks and uncertainties including changes in technology, business integration, competition, subscriber turnover and regulation.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     In addition to Metrocall, the accompanying consolidated financial statements include the accounts of Metrocall's 61% interest in Beacon Peak Associates Ltd. ("Beacon Peak") and Metrocall of Virginia, Inc. and Metrocall, USA, Inc., nonoperating wholly owned subsidiaries that hold certain of the Company's regulatory licenses issued by the Federal Communications Commission (the "FCC"). Beacon Peak owns land, adjacent to the Company's headquarters building, which is valued at cost. The minority interest in Beacon Peak was $510,000 as of December 31, 1997 and 1998.

     Metrocall had a 20% interest in Beacon Communications Associates ("Beacon Communications"), which was liquidated in November 1998 and had been included in the consolidated financial statements through the date of sale. Beacon Communications owns the building that is the Company's headquarters. Since Beacon Communications' debt related to the building was guaranteed by the Company's lease (expiring 2008) and because the Company had made the only substantive investment in Beacon Communications, the accounts of Beacon Communications had been consolidated in the accompanying financial statements up until its liquidation.

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

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

Cash and Cash Equivalents

     Cash equivalents consist primarily of repurchase agreements, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                                              YEARS
                                                              -----
Buildings and leasehold improvements........................  10-31
Furniture and office equipment..............................   5-10
Vehicles....................................................    3-5
Subscriber paging equipment.................................      3
Transmission and plant equipment............................   5-12

     New pagers are depreciated using the half-year convention upon acquisition. Betterments to acquired pagers and the net book value of lost pagers are charged to depreciation expense.

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

Intangible Assets

     Intangible assets, net of accumulated amortization, consist of the following at December 31, 1997 and 1998 (in thousands):

                                                         DECEMBER 31,       AMORTIZATION
                                                      -------------------    PERIOD IN
                                                        1997       1998        YEARS
                                                      --------   --------   ------------
State certificates and FCC licenses.................  $312,873   $325,116         10
Goodwill............................................   191,550    196,389         10
Subscriber lists....................................   264,489    328,651          3
Debt financing costs................................    14,979     23,540       8-12
Covenants...........................................     1,658     17,125          3
Other...............................................     1,454      1,583        3-7
                                                      --------   --------
                                                      $787,003   $892,404
                                                      ========   ========

     Debt financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized as interest expense over the term of the related debt using the effective interest rate method.

Long-Lived Assets

     Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company has determined that there has been no permanent impairment in the carrying value of long-lived assets reflected in the accompanying balance sheets.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Effective January 1, 1998, the Company reduced the estimated useful lives of certain intangibles recorded in connection with acquisitions from 15 years to 10 years for goodwill, from 25 years to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense for the year ended December 31, 1998, by approximately $26.0 million.

Loss Per Common Share Attributable to Common Stockholders

     Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share, except the weighted-average number of common shares outstanding is increased to include dilutive stock options and warrants. Stock options and warrants were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical.

Income Taxes

     As prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," the Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required.

Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

3. MERGERS, ACQUISITIONS AND DISPOSITIONS

     Presented below is a summary of the Company's merger and acquisitions completed during 1997 and 1998. The transactions have all been accounted for as purchases for financial reporting purposes and the operating results of the purchased businesses have been included in the statements of operations from the dates of acquisition.

Page America Group, Inc. ("Page America")

     On July 1, 1997, the Company acquired substantially all the assets of Page America and subsidiaries. The total purchase price of approximately $63.7 million included consideration of approximately $25.0 million in cash, 1,500 shares of the Series B Junior Convertible Preferred Stock (Series B Preferred) (see Note 6) having a value upon liquidation equal to its stated value, 3,911,856 shares of Common Stock and assumed liabilities and transaction fees and expenses of approximately $4.9 million. The cash portion of the purchase price including fees and expenses was funded through borrowings under the Company's credit facility.

ProNet Inc. ("ProNet")

     On December 30, 1997, the Company completed the merger of ProNet with and into Metrocall (the "ProNet Merger"), pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997. Under the terms of the ProNet Merger, Metrocall issued 0.90 shares of Common Stock for each share of ProNet common stock, or approximately 12.3 million shares of Common Stock (including 900,000 shares issued in 1998 as settlement of certain ProNet litigation). In connection with the ProNet Merger, the Company assumed ProNet's $100.0 million aggregate principal amount of 11 7/8% senior subordinated notes, due in 2005 and refinanced indebtedness outstanding under ProNet's credit facility with borrowings under the Company's credit facility.

AT&T Wireless Messaging Division ("AMD")

     On October 2, 1998, the Company completed a stock purchase agreement with AT&T Wireless Services, Inc. ("Wireless"), McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. to acquire the stock of certain subsidiaries of Wireless that operated the paging and messaging services business of AT&T. The Company also acquired a nationwide 50KHz/50KHz narrowband personal communication services license in the transaction. The purchase price for the business and license acquired was $110.0 million in cash and 9,500 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") (see Note 6) having a value upon liquidation equal to its stated value. The cash portion of the purchase price, including fees and expenses, was funded through borrowings under the Company's credit facility.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The purchase prices for the Page America, ProNet and AMD transactions have been allocated as follows (in thousands):

                                                              1997             1998
                                                      --------------------   ---------
                                                        PAGE
                                                      AMERICA     PRONET        AMD
                                                      --------   ---------   ---------
Plant and equipment.................................  $  2,610   $  60,381   $  64,215
Accounts receivable and other assets................       846      15,310      18,773
Noncompete agreements...............................        --          --      17,833
Customer lists......................................    29,533     205,582     162,428
FCC licenses and state certificates.................    29,759      71,475      45,385
Goodwill............................................        --      18,403          --
Liabilities assumed.................................   (28,467)   (230,026)   (140,531)
Direct acquisition costs............................      (456)     (6,277)         --
Deferred income tax liability.......................        --     (83,389)    (73,103)
                                                      --------   ---------   ---------
                                                      $ 33,825   $  51,459   $  95,000
                                                      ========   =========   =========

     The purchase price allocation for the AMD acquisition may be subject to adjustment for changes in estimates related to costs to be incurred to close duplicate facilities and to settle pending legal and other contingencies. The resolution of these matters is not expected to have a material impact on the Company's financial condition or its results of future operations.

     The unaudited pro forma information presented below reflects the acquisitions of Page America, ProNet and AMD as if each had occurred on January 1, 1997. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions actually been consummated on that date (in thousands, except per share data).

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              ---------   ---------
Revenues....................................................  $ 602,368   $ 613,211
Loss attributable to common stockholders....................  $(214,191)  $(165,353)
Loss per share attributable to common stockholders..........  $   (5.28)      (4.03)

Radio and Communications Consultants, Inc.

     On February 5, 1997, the Company acquired 100% of the outstanding common stock of Radio and Communications Consultants, Inc. and Advanced Cellular Telephone, Inc. (collectively, "RCC") by means of a merger of Metrocall of Shreveport, Inc., a wholly owned subsidiary of Metrocall formed to effect the merger with RCC. The merger was financed through the issuance of 494,279 shares of the Common Stock, approximately $0.8 million in cash and assumed liabilities of approximately $0.2 million. The Company also recorded a deferred tax liability of approximately $1.3 million in connection with this transaction. The RCC acquisition was accounted for as a purchase for financial accounting purposes.

Disposition of Telemessaging Assets

     On May 9, 1997, the Company completed the sale of the assets of the telemessaging business acquired in the merger with A+ Network, Inc. in November 1996 pursuant to the terms of an Asset Purchase Agreement for proceeds totaling $11.0 million in cash. For the period from January 1, 1997 through the date of disposition, the telemessaging business generated net revenues of approximately $3.7 million and operating income of approximately $0.1 million. No gain or loss was recognized upon the sale for financial reporting purposes as the carrying value of net assets sold approximated the net proceeds received.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


4. SUPPLEMENTARY BALANCE SHEET INFORMATION

     Company prepaid expenses and other current assets and accrued expenses and other current liabilities consist of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
  Refunds due from local exchange carriers (see Note 8).....  $12,116   $13,952
  Tax refunds...............................................       --     2,000
  Inventory.................................................    2,663     2,406
  Prepaid advertising.......................................    1,603     1,101
  Deposits..................................................    1,151     1,258
  Other.....................................................      839     2,078
                                                              -------   -------
          TOTAL.............................................  $18,732   $22,795
                                                              =======   =======
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
  Accrued severance, payroll and payroll taxes..............  $13,729   $11,542
  Accrued acquisition liabilities...........................   13,579     3,321
  Accrued interest payable..................................    9,461    14,216
  Accrued state and local taxes.............................    2,955     4,981
  Accrued insurance claims..................................    1,616     1,047
  Other.....................................................    4,801     2,621
                                                              -------   -------
          TOTAL.............................................  $46,141   $37,728
                                                              =======   =======

5. LONG-TERM DEBT AND LEASE OBLIGATIONS

     Company debt consists of (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Credit facility, interest at a floating rate, defined below,
  with principal payments beginning March 2001..............  $141,165   $ 40,000
10 3/8% Senior subordinated notes due in 2007 (the "1995
  Notes")...................................................   150,000    150,000
9 3/4% Senior subordinated notes due in 2007 (the "1997
  Notes")...................................................   200,000    200,000
11 7/8% Senior subordinated notes due in 2005 (the "ProNet
  Notes")...................................................   100,000    100,000
11% Senior subordinated notes due in 2008 (the "1998
  Notes")(net of unamortized discount of $1,740 in 1998)....        --    248,260
11 7/8% Senior subordinated notes due in 2005 (the "A+
  Notes")...................................................     2,534        284
Capital lease obligations at a weighted average interest
  rate of 9.7%..............................................     5,104      4,282
Other.......................................................     1,138        508
                                                              --------   --------
                                                               599,941    743,334
Less -- Current portion.....................................       952        771
                                                              --------   --------
Long-term portion...........................................  $598,989   $742,563
                                                              ========   ========

     Annual maturities of long-term debt after December 31, 1999 are as follows (in thousands): $643 in 2000; $735 in 2001; $836 in 2002; $949 in 2003 and
$739,400 thereafter.

     At December 31, 1998 and 1997, the estimated fair value of the Company's long-term debt excluding capital lease obligations is listed below. The fair value of the senior subordinated notes is based on market quotes as of the dates indicated (in thousands):

                                             DECEMBER 31, 1997     DECEMBER 31, 1998
                                            -------------------   -------------------
                                            CARRYING     FAIR     CARRYING     FAIR
                                             AMOUNT     VALUE      AMOUNT     VALUE
                                            --------   --------   --------   --------
Credit facility...........................  $141,165   $141,165   $ 40,000   $ 40,000
Senior subordinated notes.................   452,534    460,784    698,544    695,045
Other.....................................     1,138      1,050        508        503
                                            --------   --------   --------   --------
          Total debt, excluding capital
            leases........................  $594,837   $602,999   $739,052   $735,548
                                            ========   ========   ========   ========

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Credit Facility

     In October 1997, the Company and its bank lenders executed an amended and restated credit agreement (the "1997 Credit Agreement"). Under the 1997 Credit Agreement, subject to certain conditions, the Company was able to borrow up to $300 million under two reducing loan facilities. On October 2, 1998, the Company and its bank lenders amended and restated the 1997 Credit Agreement to increase the amount of borrowings available under the 1997 Credit Agreement, as amended, to $400 million. The additional $100 million term loan facility was used to fund the cash portion of the AMD acquisition.

     On December 22, 1998, the Company revised its $400 million credit facility and entered into a fourth amended and restated loan agreement with its bank lenders (the "1998 Credit Agreement"). Subject to certain conditions set forth in the 1998 Credit Agreement, the Company may borrow up to $200 million under two loan facilities through December 31, 2004. The first facility ("Facility A") is a $150 million reducing revolving credit facility and the second ("Facility B") is a $50 million reducing term credit facility (together Facility A and Facility B are referred to as the "Credit Facility"). The Credit Facility is secured by substantially all the assets of the Company. Required quarterly principal repayments, as defined, begin on March 31, 2001 and continue through December 31, 2004.

     The 1998 Credit Agreement requires compliance with certain financial and operating covenants. The Company is required to maintain certain financial ratios, including total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the 1998 Credit Agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The 1998 Credit Agreement also prohibits certain changes in ownership control of Metrocall, as defined. At December 31, 1998, the Company was in compliance with all of these covenants.

     Under the Credit Facility, the Company may designate all or any portion of the borrowings outstanding as either a floating base rate advance or a Eurodollar rate advance with an applicable margin that ranges from 0.625% to 1.875% for base rate advances and 1.750% to 3.000% for Eurodollar rate advances. The predefined margins are based upon the level of indebtedness outstanding relative to annualized cash flow, as defined in the 1998 Credit Agreement. Commitment fees of 0.375% to 0.750% per year (depending on the level of Metrocall's indebtedness outstanding to annualized cash flow) are charged on the average unborrowed balance and will be charged to interest expense as incurred.

     The Company incurred loan origination fees and direct financing costs in connection with its Credit Facility and amendments thereto, of approximately $3.6 million, which are being amortized and charged to interest expense over the term of the facility.

     The weighted-average balances outstanding under the Company's credit facilities for the years ended December 31, 1996, 1997 and 1998 were approximately $39.9 million, $170.0 million and $178.6 million, respectively. For the years ended December 31, 1996, 1997 and 1998, interest expense relating to the Company's credit facilities was approximately $3.7 million, $15.5 million and $13.1 million, respectively, at weighted-average interest rates of 9.4%, 9.2%, and 7.3% respectively. The effective interest rates as of December 31, 1997 and 1998 were 8.2% and 7.8%, respectively. As of December 31, 1998, approximately $160.0 million of additional borrowings were available to the Company under its Credit Facility.

Senior Subordinated Notes

  10 3/8% Senior Subordinated Notes

     In October 1995, the Company completed a public offering of $150.0 million aggregate principal amount of 10 3/8% senior subordinated notes due 2007 (the "1995 Notes"). Interest on the 1995 Notes is payable semi-annually on April 1 and October 1. The 1995 Notes are general unsecured obligations subordinated in right to the Company's existing long-term debt and other senior obligations, as defined.

     The 1995 Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The 1995 Notes may be redeemed at the Company's option after October 1, 2000. The following redemption prices are applicable to any optional redemption of the 1995 Notes by the Company during the 12-month period beginning on October 1 of the years indicated below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2000........................................................   105.188%
2001........................................................   103.458
2002........................................................   101.729
2003 and thereafter.........................................   100.000

     In the event of a change in control of the Company, as defined, each holder of the 1995 Notes will have the right, at such holder's option, to require the Company to purchase that holder's 1995 Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

  9 3/4% Senior Subordinated Notes

     In October 1997, the Company completed a private placement of $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "1997 Notes). The 1997 Notes bear interest, payable semi-annually on January 15 and July 15. The Notes are callable beginning November 1, 2002. The 1997 Notes are unsecured obligations of the Company. The Company used the net proceeds from the 1997 Notes, approximately $193.0 million, to repay outstanding indebtedness under its Credit Facility. In March 1998, the 1997 Notes were registered under the Securities Act pursuant to an exchange offer.

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

  11 7/8% Senior Subordinated Notes (the "A+ Notes")

     In connection with the A+ Network merger, the Company offered to purchase all $125.0 million of A+ Network's 11 7/8% senior subordinated notes due 2005 for $1,005 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). Concurrent with the Offer, the Company solicited consents to amend the indenture governing the A+ Notes to eliminate substantially all restrictive covenants and certain related events of default contained therein in exchange for a payment of $5.00 for each $1,000 principal amount of the A+ Notes. Of the total outstanding, approximately $122.5 million of the A+ Notes were validly tendered and retired. The Company incurred fees of approximately $3.7 million in connection with the tender and consent process which has been recorded as an extraordinary item for the year ended December 31, 1996. In December 1998, the Company redeemed an additional $2.3 million of the A+ Notes for approximately $1,005 per $1,000 principal amount plus accrued and unpaid interest. At December 31, 1998, $284,000 of the A+ Notes were outstanding.

  11 7/8% Senior Subordinated Notes (the "ProNet Notes")

     In connection with the ProNet merger, the Company assumed all $100.0 million aggregate principal amount of ProNet's 11 7/8% senior subordinated notes due 2005. The ProNet Notes bear interest, payable semi-annually on June 15 and December 15. The ProNet Notes are general unsecured obligations subordinated in right to the Company's existing long-term debt and other senior obligations, as defined.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

     The ProNet Notes may be redeemed at the Company's option on or after June 15, 2000. The following redemption prices are applicable to any optional redemption of the ProNet Notes by the Company during the 12-month period beginning on June 15 of the years indicated below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2000........................................................    105.938%
2001........................................................    103.958
2002........................................................    101.979
2003 and thereafter.........................................    100.000

     In the event of a change of control of the Company, as defined, each holder of the ProNet Notes will have the right to require that the Company repurchase such holder's ProNet Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

  11% Senior Subordinated Notes

     In December 1998, the Company completed a private placement of $250.0 million aggregate principal amount of 11% senior subordinated notes due 2008 (the "1998 Notes"). The 1998 Notes bear interest, payable semi-annually on March 15 and September 15. The 1998 Notes are unsecured obligations of the Company, subordinated in right to the Company's existing long-term debt and other senior obligations, as defined. The Company used the net proceeds from the 1998 Notes to repay approximately $229.0 million of indebtedness under its credit facility. The Company is required to register the 1998 Notes under the Securities Act of 1933 within six months of their placement. If this requirement is not met, the annual interest rate on the 1998 Notes will increase by .5% until the 1998 Notes are generally freely transferable.

     The 1998 Notes contain various covenants that, among other restrictions, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in certain other transactions with affiliates, sell assets and engage in mergers and consolidations except under certain conditions.

     The 1998 Notes may be redeemed at the Company's option on or after September 15, 2003. The following redemption prices are applicable to any optional redemption of the 1998 Notes by the Company during the 12-month period beginning on September 15 of the years indicated below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2003........................................................    105.500%
2004........................................................    103.667
2005........................................................    101.833
2006 and thereafter.........................................    100.000

     In the event of a change of control of the Company, as defined, each holder of the 1998 Notes will have the right to require that the Company repurchase such holder's 1998 Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Lease Obligations

     The Company is party to several capital lease agreements for computer equipment and office space. Future minimum rental commitments for capital leases are as follows (in thousands): $1,100 in 1999, $896 in 2000, $923 in 2001, $951 in 2002, $980 in 2003 and $751 thereafter. At December 31, 1998, aggregate future minimum capital lease payments were $5,601 including interest of $1,319. The Company has an option to acquire a 51% interest in the property housing certain office space. The Company may exercise the option through December 31, 1999. At the time the option is exercised, the Company, along with the owners of the remaining 49% interest in the property, will contribute the property to a general partnership for which the Company will serve as a general partner and receive a 51% equity interest. When, if ever, the Company exercises the purchase option to the Purchase Agreement, the purchase price will be approximately $2.9 million, the estimated fair market value at the date of the lease agreement.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The Company has various operating lease arrangements (as lessee) for office space and communications equipment sites. Rental expenses related to operating leases were approximately (in thousands) $8,612, $21,675 and $37,362 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Minimum rental payments as of December 31, 1998, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands): $37,567 in 1999, $24,657 in 2000, $21,318 in
2001, $16,504 in 2002, $12,073 in 2003 and $51,453 thereafter.

     Rent expense for lease agreements between the Company and related parties for office space, tower sites and transmission systems, excluding consolidated entities, was approximately (in thousands) $334, $761, and $1,033 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company leases office and warehouse space from a company owned by a director of the Company. The annual rental commitment under these leases is approximately $525,000. The Company believes the terms of these leases are at least as favorable as those that could be obtained from a non-affiliated party.

6. CAPITAL STOCK

     The authorized capital stock of Metrocall consists of 100,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"), of which 810,000 shares have been designated as the Series A Convertible Preferred Stock (the "Series A Preferred"), 9,000 shares have been designated as Series B Preferred and 25,000 shares have been designated as the Series C Preferred.

Common Stock

     Because the Company holds licenses from the FCC, no more than 20 percent of its Common Stock may, in the aggregate, be owned directly, or voted by a foreign government, a foreign corporation, or resident of a foreign country. The Company's amended and restated certificate of incorporation permits the redemption of the Common Stock from stockholders, where necessary, to protect the Company's regulatory licenses. Such stock may be redeemed at fair market value or, if the stock was purchased within one year of such redemption, at the lesser of fair market value or such holder's purchase price.

Series A Preferred

     On November 15, 1996, the Company issued 159,600 shares of Series A Preferred, together with the warrants discussed below, for $250 per share or $39.9 million. At December 31, 1998, there were 209,203 shares of the Series A Preferred outstanding, including 26,477 shares issued as dividends during 1998. Each share of the Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of the Company's Common Stock equal to the stated value. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semi-annually in cash or in additional shares of the Series A Preferred, at the Company's option. Upon the occurrence of a triggering event, as defined in the certificate of designation for the Series A Preferred, and so long as the triggering event continues, the dividend rate increases to 16% per year. Triggering events include, among other things, (i) the Company issues or incurs indebtedness or equity securities senior with respect to payment of dividends or distributions on liquidation or redemption to the Series A Preferred in violation of limitations set forth in the certificate of designation, and (ii) default on the payment of indebtedness in an amount of $5,000,000 or more. At December 31, 1997 and 1998, accrued but unpaid dividends were approximately $799,000 and $915,000, respectively.

     Holders of the Series A Preferred have the right, beginning five years from the date of issuance, to convert their Series A Preferred (including shares issued as dividends) into shares of Common Stock based on the market price of the Common Stock at the time of conversion. The Series A Preferred may, at the holders' option, be converted sooner upon a change of control of Metrocall, as defined in the certificate of designation. The Series A Preferred must be redeemed on November 15, 2008, for an amount equal to the stated value plus accrued and unpaid dividends.

     The Series A Preferred may be redeemed by the Company in whole or in part (subject to certain minimums) beginning November 15, 1999. Prior to then, the Series A Preferred may be redeemed by the Company in whole in connection with a sale of the Company (as described in the Series A Preferred certificate of designation) unless the holders have exercised their rights to convert to Metrocall Common Stock in connection with the transaction. The redemption price prior to November 15, 2001, is equal to the stated value of the shares of the Series A Preferred, plus accrued and unpaid dividends, and a redemption premium, as defined. After November 15, 2001, the Series A Preferred Stock may be redeemed for the stated value of $250 per share, without a premium.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Holders of the Series A Preferred have the right to elect two members to the Company's Board of Directors. If a triggering event has occurred and is continuing, the holders of the Series A Preferred have the right to elect additional directors so that directors elected by such holders shall constitute no less than 40% of the members of the Board of Directors. The Company is required to obtain the approval of the holders of not less than 75% of the Series A Preferred before undertaking (i) any changes in Metrocall's certificate of incorporation and bylaws that adversely affect the rights of holders of the Series A Preferred, (ii) a liquidation, winding up or dissolution of the Company or the purchase of shares of capital stock of Metrocall from holders of over 5% of the issued and outstanding voting securities, (iii) any payment of dividends on or redemption of Common Stock; or
(iv) issuance of any additional shares of the Series A Preferred (except in payment of dividends) or any shares of capital stock having preferences on liquidation or dividends ranking equally to the Series A Preferred. The Company is also required to obtain approval of holders of not less than a majority of the issued and outstanding Series A Preferred before undertaking (i) any acquisition involving consideration having a value equal to or greater than 50% of the market capitalization of the Company or (ii) any sale of the Company unless Metrocall redeems the Series A Preferred.

Series B Preferred

     On July 1, 1997, the Company issued 1,500 shares of the Series B Preferred in connection with the Page America transaction (see Note 3). Each share of the Series B Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred but senior to the shares of Metrocall Common Stock, equal to its stated value. The Series B Preferred carries a dividend of 14% of the stated value per year, payable semi-annually in cash or in additional shares of the Series B Preferred, at the Company's option. During 1998, the Company issued 229 additional shares of the Series B Preferred as dividends. At December 31, 1997 and 1998, accrued but unpaid dividends on the Series B Preferred were approximately $276,000 and $316,000, respectively.

     In January 1999, the Company repurchased and retired all the Series B Preferred shares outstanding for $16.2 million.

Series C Preferred

     On October 2, 1998, the Company issued 9,500 shares of the Series C Preferred in connection with the AMD acquisition (see Note 3). Each share of the Series C Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred and the Series B Preferred but senior to the shares of Metrocall Common Stock, equal to its stated value. The Series C Preferred carries a dividend of 8% of the stated value per year, payable semi-annually in cash or in additional shares of the Series C Preferred, at the Company's option. During 1998, the Company issued 95 additional shares of the Series C Preferred as dividends. At December 31, 1998, accrued but unpaid dividends on the Series C Preferred were approximately $960,000.

     Metrocall granted the holder of the Series C Preferred certain registration rights with respect to the Series C Preferred and the Common Stock into which the Series C Preferred may be converted. The effect of these registration rights is to allow the holder or its transferees to freely transfer either the Series C Preferred or any Common Stock it obtains through conversion. The holder or its transferees also have a one-time right to require Metrocall to participate in an underwritten public offering of the Series C Preferred or Common Stock.

     Beginning on the fifth anniversary of the initial issuance, the Series C Preferred holders has the right to convert all, but not part, of the Series C Preferred shares into that number of shares of Common Stock equal to the accreted stated value of the shares converted divided by the conversion price. The conversion price of the Series C Preferred shares is $10.40, subject to adjustment for any Common Stock dividends, stock splits or reverse stock splits.

     The Series C Preferred must be redeemed on the twelfth anniversary of the initial issuance for an amount equal to the stated value, plus accrued and unpaid dividends. The Series C Preferred may also be redeemed by the Company in whole, but not in part, beginning on the third anniversary of the initial issuance for an amount equal to the stated value, plus accrued and unpaid dividends, and a redemption premium, as defined.

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

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


7. EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

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

1996 Stock Option Plan

     In May 1996, the Company's stockholders approved the Metrocall 1996 Stock Option Plan (as amended, the "1996 Plan"). Under the 1996 Plan, options to purchase up to an aggregate of 6 million shares of Common Stock have been reserved for grant to key employees, officers and nonemployee directors ("Qualified Directors"). The 1996 Plan limits the maximum number of shares that may be granted to any person eligible under the 1996 Plan to 1 million. If any option granted under the 1996 Plan expires or terminates prior to exercise in full, the shares subject to that option shall be available for future grants under the 1996 Plan. Substantially all employees and Qualified Directors of the Company are eligible to participate in the 1996 Plan. All options granted under the 1996 Plan become fully vested and exercisable on the second anniversary of the date of grant. Each option granted under the 1996 Plan will terminate no later than ten years from the date the option was granted.

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

     In connection with the mergers of A+ Network, Inc. in 1996 and ProNet in 1997, the Company exchanged options to purchase Metrocall Common Stock with former option holders of the acquired companies. The Company issued options to acquire 468,904 and 1,212,539 shares of Common Stock to former A+ Network and ProNet option holders, respectively, in exchange for their options held. The options issued by the Company were fully vested and exercisable upon issuance.

     In September 1996, the Compensation Committee of the Board of Directors approved a change in the exercise price for substantially all outstanding Common Stock options for then current employees and officers. The new exercise price was $7.94 per share, the fair market value on the date of the change. In February 1997, the Compensation Committee approved a change in the exercise price for substantially all outstanding options for then current employees, officers and directors. The new exercise price was $6.00 per share, the fair market value on the date of the change. Each repricing established a new measurement date for the options.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Employee Stock Purchase Plan

     In May 1996, the Company's stockholders approved the Metrocall, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan up to 1 million shares of Common Stock may be purchased by eligible employees of the Company through payroll deductions of up to 15% of their eligible compensation. Substantially all full-time employees are eligible to participate in the Stock Purchase Plan. Participants may elect to purchase shares of Common Stock at the lesser of 85% of the fair market value on either the first or last trading day of each payroll deduction period. No employee may purchase in one calendar year shares of Common Stock having an aggregate fair market value in excess of $25,000. Employees purchased 11,942 shares, 109,747 shares and 136,885 shares of Common Stock in 1996, 1997, and 1998, respectively, under the Stock Purchase Plan. At December 31, 1998, 85,752 shares of Common Stock were due to Stock Purchase Plan participants.

Accounting for Stock-Based Compensation

     The Company accounts for its stock option plans under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." In accordance with the recognition requirements set forth under this pronouncement, no compensation expense was recognized for the three years ended December 31, 1998 because the Company had granted options to acquire Common Stock at exercise prices equal to the fair value of the Common Stock on the dates of grant. In 1996, the Company elected to adopt SFAS No. 123 "Accounting for Stock Based Compensation" for disclosure purposes only.

     For disclosure purposes, the fair value of each stock purchase and option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1996, 1997, and 1998, respectively: expected volatility of 60.6%, 64.4% and 69.7%, risk free interest rate of 6.4%, 5.7% and 4.7%, and expected life of ten years for all option grants. The weighted-average fair value of stock options granted in 1996, 1997 and 1998 was $5.89, $4.35, and $4.15 respectively. The weighted-average fair value of stock purchase rights in 1996, 1997 and 1998 was $6.56 per share, $4.67 per share, and $5.23 per share respectively.

     Under the above model, the total value of stock options granted in 1996, 1997 and 1998 was $6.7 million, $3.0 million and $7.0 million, respectively, which would be recognized ratably on a pro forma basis over the two year vesting period, and the total value of the stock purchase rights granted in 1996, 1997 and 1998 was $307,000, $575,000, and $913,000, respectively. Had compensation costs for the Company's stock-based compensation and purchase plans been determined in accordance with SFAS No. 123, the Company's loss and loss per share information would have been increased to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                       1996       1997       1998
                                                     --------   --------   ---------
Pro forma loss before extraordinary item
  attributable to common stockholders..............  $(49,589)  $(64,802)  $(144,015)
Pro forma loss attributable to common
  stockholders.....................................   (53,264)   (64,802)   (144,015)
Pro forma loss per share before extraordinary item
  attributable to common stockholders..............     (3.05)     (2.39)      (3.51)
Pro forma loss per share attributable to common
  stockholders.....................................     (3.28)     (2.39)      (3.51)

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Stock option transactions are summarized as follows:

                                             NUMBER OF      EXERCISE      WEIGHTED-AVERAGE
                                              SHARES      PRICE RANGE      EXERCISE PRICE
                                             ---------   --------------   ----------------
Options outstanding, December 31, 1995.....    798,958   $1.035-$22.125        $17.75
  Options granted..........................    656,216      5.625-21.25         17.70
  Options issued in A+ Network merger......    468,904             6.04          6.04
Options exercised..........................     (4,739)           1.035          1.04
Options canceled...........................   (172,337)     6.044-20.25         18.11
                                             ---------   --------------        ------
Options outstanding, December 31, 1996.....  1,747,002   $1.035-$22.125        $ 8.18
  Options granted..........................    685,000             6.00          6.00
  Options issued in Pro Net merger.........  1,212,539             6.42          6.42
  Options exercised........................     (1,896)            1.04          1.04
  Options canceled.........................   (171,990)      6.00-20.25         14.16
                                             ---------   --------------        ------
Options outstanding, December 31, 1997.....  3,470,655   $1.035-$22.125        $ 6.84
  Options granted..........................  1,679,000       5.125-6.75          5.13
  Options exercised........................         --               --            --
  Options canceled.........................   (144,802)      5.125-6.67          5.90
                                             ---------   --------------        ------
Options outstanding, December 31, 1998.....  5,004,853   $1.035-$22.125        $ 5.84
                                             =========   ==============        ======
Options exercisable, December 31, 1996.....    966,417   $1.035-$22.125        $ 6.64
Options exercisable, December 31, 1997.....  2,362,655   $1.035-$22.125        $ 6.28
Options exercisable, December 31, 1998.....  2,972,353   $1.035-$22.125        $ 6.17

     The following table summarizes information about the options outstanding at December 31, 1998:

                                      OPTIONS EXERCISABLE                       OPTIONS OUTSTANDING
                       -------------------------------------------------   ------------------------------
                                     WEIGHTED-AVERAGE
      RANGE OF           NUMBER       REMAINING LIFE    WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
   EXERCISE PRICES     OUTSTANDING       (YEARS)         EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
   ---------------     -----------   ----------------   ----------------   -----------   ----------------
$0.00-$2.00                21,323          5.0               $ 1.04            21,323         $ 1.04
$2.01-$5.00                96,524          8.9                 3.95            96,524           3.95
$8.01-$12.99            2,830,182          8.5                 6.19         4,862,682           5.85
$13.00-$19.00              12,324          5.4                14.56            12,324          14.56
$19.01-$22.13              12,000          5.3                19.93            12,000          19.93
                        ---------          ---               ------         ---------         ------
                        2,972,353          8.5               $ 6.17         5,004,853           5.84
                        =========          ===               ======         =========         ======

Profit Sharing Plan and Retirement Benefits

     The Metrocall, Inc. Savings and Retirement Plan (the "Plan"), a combination employee savings plan and discretionary profit-sharing plan, covers substantially all full-time employees. The Plan qualifies under section 401(k) of the Internal Revenue Code (the "IRC"). Under the Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. The Company has agreed to match 50% of the employee's contribution, up to 4% of each participant's gross salary. Contributions made by the Company vest 20% per year beginning on the second anniversary of the participant's employment. Other than the Company's matching obligations, discussed above, profit sharing contributions are discretionary. The Company's expenses for contributions under the Plan were $112,000, $372,000 and $150,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

8. CONTINGENCIES

Legal and Regulatory Matters

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of the Company.

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Interconnect Complaint

     The Company has filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints allege that these local telephone companies are unlawfully charging the Company for local transport of the telephone companies' local traffic. The Company has petitioned the FCC to rule that these local transport charges are unlawful and to award it a reimbursement or credit for any past charges assessed by the respective carrier and paid by the Company since November 1, 1996, the effective date if the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC. As of December 31, 1997 and 1998, the Company had recorded credits receivable from certain of the RBOCs and the largest independent telephone company related to such local transport charges of approximately $12.1 million and $14.0 million, respectively. These receivables represent management's estimate, subject to significant revision, of amounts management believes are fully realizable. These LEC receivables were classified as prepaid expenses and other current assets in the accompanying consolidated balance sheets as of December 31, 1997 and 1998 (see Note 4).

9. INCOME TAXES

     As of December 31, 1998, the Company had net operating loss and investment tax credit carryforwards of approximately $251.3 million and $1.2 million, respectively, which expire in the years 1999 through 2012. The benefits of these carryforwards may be limited in the future if there are significant changes in the ownership of the Company. Net operating loss carryforwards may be used to offset up to 90 percent of the Company's alternative minimum taxable income. The provision for alternative minimum tax will be allowed as a credit carryover against regular tax in the future in the event regular tax exceeds alternative minimum tax expense. To the extent that acquired net operating losses are utilized in future periods, the benefit will first be recognized to reduce acquired intangible assets before reducing the provision for income taxes.

     The tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset for which management has reserved 100% due to the uncertainty of future taxable income. These carryforwards will provide a benefit for financial reporting purposes when utilized to offset future taxable income.

     The components of net deferred tax assets (liabilities) were as follows as of December 31, 1997 and 1998 (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              ---------   ---------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   1,085   $   2,611
  Management reorganization.................................      1,279         610
  Contributions.............................................         --         169
  New pagers on hand........................................        935       1,468
  Intangibles...............................................      6,170      13,668
  Other.....................................................      2,418       7,688
  Investment tax credit carryforward........................      1,204       1,204
  Net operating loss carryforwards..........................     97,444     100,283
                                                              ---------   ---------
          Total deferred tax assets.........................    110,535     127,701
                                                              =========   =========
Deferred tax liabilities:
  Basis differences attributable to purchase accounting.....   (155,930)   (209,642)
  Depreciation and amortization expense.....................    (10,184)    (11,677)
  Other.....................................................     (1,701)    (10,517)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (167,815)   (231,836)
                                                              =========   =========
Net deferred tax liability..................................    (57,280)   (104,135)
Less: Valuation allowance...................................    (98,650)   (105,507)
                                                              ---------   ---------
                                                              $(155,930)  $(209,642)
                                                              =========   =========

                        METROCALL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The income tax benefit for the years ended December 31, 1996, 1997 and 1998, is primarily the result of the amortization of the basis differences attributable to purchase accounting and is composed of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              1996     1997     1998
                                                             ------   ------   -------
Income tax (provision) benefit
  Current --
     Federal...............................................  $   --   $   --   $    --
     State.................................................    (447)    (539)     (310)
  Deferred --
     Federal...............................................   1,277    4,698    41,755
     State.................................................     191      702     5,649
                                                             ------   ------   -------
                                                             $1,021   $4,861   $47,094
                                                             ======   ======   =======

     The benefit for income taxes for the years ended December 31, 1996, 1997 and 1998, results in effective rates that differ from the Federal statutory rate as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                 1996       1997       1998
                                                                 -----      -----      ----
Statutory Federal income tax rate..........................      35.0%      35.0%      35.0%
Effect of graduated rates..................................       (1.0)      (1.0)     (1.0)
State income taxes, net of Federal tax benefit.............        4.6        5.3       4.6
Net operating losses for which no tax benefit is currently
  available................................................      (24.6)      (8.1)     (7.1)
Permanent differences......................................      (11.8)     (22.7)     (6.1)
                                                                 -----      -----      ----
                                                                  2.2%       8.5%      25.4%
                                                                 =====      =====      ====

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company made cash payments for interest of $19.1 million, $30.2 million and $58.0 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company made cash payments for income taxes of $264,000, $539,000 and $690,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     During 1996, 1997, and 1998, the Company issued capital stock to effect certain acquisitions as described in Note 3.

11. UNAUDITED QUARTERLY FINANCIAL DATA

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts):

                                     MARCH 31             JUNE 30            SEPTEMBER 30         DECEMBER 31
                                ------------------   ------------------   ------------------   ------------------
                                 1997       1998      1997       1998      1997       1998      1997       1998
                                -------   --------   -------   --------   -------   --------   -------   --------
Revenues......................  $66,753   $103,331   $70,297   $103,254   $75,019   $105,890   $77,295   $152,249
Loss from operations..........   (4,428)   (24,138)   (5,942)   (23,654)   (5,204)   (23,747)   (5,656)   (38,440)
Loss attributable to common
  stockholders................  (13,308)   (30,548)  (13,913)   (31,157)  (16,020)   (31,653)  (16,970)   (44,893)
Loss per share attributable to
  common stockholders.........    (0.54)     (0.75)    (0.55)     (0.76)    (0.55)     (0.77)    (0.58)     (1.08)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Metrocall, Inc., and subsidiaries, and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-23 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
February 5, 1999

                                  SCHEDULE II

                        METROCALL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                     -------------------------
                                        BALANCE AT   CHARGED TO                                  BALANCE AT
                                        BEGINNING    COSTS AND                                     END OF
             DESCRIPTION                 OF YEAR      EXPENSES    ACQUIRED(1)    DEDUCTIONS(2)      YEAR
             -----------                ----------   ----------   ------------   -------------   ----------
Year ended December 31, 1996
     Allowance for doubtful
       accounts.......................    $  968      $ 4,575        $1,927         $ 4,509        $2,961
                                          ======      =======        ======         =======        ======
Year ended December 31, 1997
     Allowance for doubtful
       accounts.......................    $2,961      $ 9,963        $4,609         $10,690        $6,843
                                          ======      =======        ======         =======        ======
Year ended December 31, 1998
     Allowance for doubtful
       accounts.......................    $6,843      $13,418        $1,377         $15,442        $6,196
                                          ======      =======        ======         =======        ======

---------------
(1) Allowance for doubtful accounts acquired in 1996 for the Parkway Paging, Satellite Paging, Message Network and A+ Network, 1997 for Page America and ProNet and 1998 for AMD (see Note 3 -- Notes to Consolidated Financial Statements).

(2) Deductions represent write-offs of accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
   3.1     Restated Certificate of Incorporation of Metrocall, Inc.
           (Metrocall).*
   3.2     Eighth Amended and Restated Bylaws of Metrocall.*
   4.1     Indenture for Metrocall 11% Senior Subordinated Notes due
           2008, dated as of December 22, 1998. (a)
   4.2     Indenture for 9 3/4% Senior Subordinated Notes due 2007
           dated October 21, 1997. (b)
   4.3     Indenture for Metrocall 10 3/8% Senior Subordinated Notes
           due 2007 dated September 27, 1995. (c)
   4.4     Indenture for ProNet Inc. (ProNet) 11 7/8% Senior
           Subordinated Notes due 2005 ("ProNet Notes") dated June 15,
           1995. (d)
   4.5     Supplemental Indenture dated May 28, 1996 for ProNet Notes.*
   4.6     Second Supplemental Indenture dated December 30, 1997 for
           ProNet Notes. (e)
   4.7     Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
           Notes due 2005 ("A+ Notes") dated October 24, 1995. (f)
   4.8     First Supplemental Indenture dated November 14, 1996, for A+
           Notes. (g)
   4.9     Second Supplemental Indenture dated November 15, 1996 for A+
           Notes. (g)
   4.10    Certificate of Designation, Number, Powers, Preferences and
           Relative, Participating, Optional and Other Rights of Series
           C Convertible Preferred Stock of Metrocall. (h)
   4.11    Certificate of Designation, Number, Powers, Preferences and
           Relative, Participating, Optional and Other Rights of Series
           A Convertible Preferred Stock of Metrocall. (i)
  10.1     Fourth Amended and Restated Loan Agreement by and among
           Metrocall, certain lenders and Toronto Dominion (Texas),
           Inc. as administrative agent, dated as of December 22, 1998.
           (a)
  10.2     Stock Purchase Agreement by and among Metrocall and AT&T
           Wireless Services, Inc., McCaw Communications Companies,
           Inc., and AT&T Two Way Messaging Communications, Inc. dated
           June 26, 1998. (k)
  10.3     Stockholders Voting Agreement and Proxy between AT&T
           Wireless Services, Inc. and certain stockholders of
           Metrocall dated June 26, 1998. (l)
  10.4     Voting Agreement between AT&T Wireless Services, Inc. and
           Page America Group, Inc. dated June 26, 1998. (l)
  10.5     Registration Rights Agreement between Metrocall and McCaw
           Communications Companies, Inc. dated October 1, 1998. (h)
  10.6     Amended and Restated Asset Purchase Agreement by and among
           Page America Group, Inc., Page America of New York, Inc.,
           Page America of Illinois, Inc., Page America Communications
           of Indiana, Inc., Page America of Pennsylvania, Inc.
           (collectively "Page America") and Metrocall, Inc. dated as of January 30, 1997. (m)
  10.7     Amendment to Asset Purchase Agreement by and among Page
           America and Metrocall dated as of March 28, 1997. (m)
  10.8     Registration Rights Agreement dated July 1, 1997 by and
           between Page America Group, Inc. and Metrocall. (n)
  10.9     Registration Rights Agreement dated July 1, 1997 by and
           among Page America and Metrocall. (n)
  10.10    Indemnity Escrow Agreement dated July 1, 1997 by and among
           Page America, Metrocall and First Union National Bank of
           Virginia. (n)
  10.11    Agreement and Plan of Merger dated as of August 8, 1997,
           between Metrocall and ProNet. (o)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
  10.12    Stockholders Voting Agreement dated as of August 8, 1997,
           among ProNet and certain stockholders of Metrocall listed
           therein. (o)
  10.13    Employment Agreement between Metrocall and William L.
           Collins, III. (p)
  10.14    Amendment to Employment Agreement between Metrocall and
           William L. Collins, III. (r)
  10.15    Employment Agreement between Metrocall and Steven D. Jacoby.
           (p)
  10.16    Amendment to Employment Agreement between Metrocall and
           Steven D. Jacoby. (r)
  10.17    Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby. (s)
  10.18    Employment Agreement between Metrocall and Vincent D. Kelly.
           (p)
  10.19    Amendment to Employment Agreement between Metrocall and
           Vincent D. Kelly. (r)
  10.20    Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly. (s)
  10.21    Change of Control Agreement between Metrocall and William L.
           Collins, III. (p)
  10.22    Change of Control Agreement between Metrocall and Steven D.
           Jacoby. (p)
  10.23    Change of Control Agreement between Metrocall and Vincent D.
           Kelly. (p)
  10.24    Noncompetition Agreement dated as of August 8, 1997, between
           Metrocall and Jackie R. Kimzey. (q)
  10.25    Noncompetition Agreement dated as of August 8, 1997, between
           Metrocall and David J. Vucina. (m)
  10.26    Letter Agreement dated August 8, 1997, between Metrocall and
           Jackie R. Kimzey. (q)
  10.27    Letter Agreement dated August 8, 1997, between Metrocall and
           David J. Vucina. (q)
  10.28    Letter Agreement dated August 8, 1997, between Metrocall and
           Jan E. Gaulding. (q)
  10.29    Letter Agreement dated August 8, 1997, between Metrocall and
           Mark A. Solls. (q)
  10.30    Letter Agreement dated August 8, 1997, between Metrocall and
           Jeffery A. Owens. (q)
  10.31    Directors' Stock Option Plan, as amended. (t)
  10.32    Metrocall 1996 Stock Option Plan. (u)
  10.33    Metrocall 1996 Stock Option Plan, as amended. (t)
  10.34    Metrocall Amended Employee Stock Purchase Plan. (v)
  10.35    Registration Rights Agreement dated December 22, 1998
           between Metrocall and Morgan Stanley & Co. Incorporated,
           NationsBanc Montgomery Securities LLC, TD Securities (USA)
           Inc., First Union Capital Markets and BancBoston Roberston
           Stephens Inc.*
  10.36    Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994. (w)
  10.37    Lease Agreement dated December 20, 1983 between Beacon
           Communications Associates, Ltd. and a predecessor of
           Metrocall. (x)
  10.38    Non-disclosure/No Conflict Agreement dated May 16, 1996
           between Metrocall and Elliot H. Singer. (y)
  10.39    Placement Agreement dated December 17,1998 between Metrocall and Morgan Stanley & Co. Incorporated, NationsBanc
           Montgomery Securities LLC, TD Securities (USA) Inc., First
           Union Capital Markets and BancBoston Roberston Stephens
           Inc.*

  11.1     Statement re computation of per share earnings.*
  21.1     Subsidiaries of Metrocall, Inc.*
  23.2 Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.*

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
  27.1     Financial Data Schedule.*

---------------
* Filed herewith.

(a) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on January 4, 1999.

(b) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 23, 1997.

(c) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042) filed with the Commission on September 27, 1995.

(d) Incorporated by reference to ProNet's Current Report on Form 8Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

(e) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

(f) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc., as amended (File No. 33-95208) filed with the Commission on September 18, 1995.

(g) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(h) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 16, 1998.

(i) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(j) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 2, on Form S-4 (File No. 333-36079) filed with the Commission on November 5, 1997.

(k)  Incorporated by reference to Metrocall's Definitive Proxy Statement on
     Schedule 14A filed with the Commission on August 31, 1998.

(l) Incorporated by reference to Metrocall's Quarterly Report on Form 8-K filed July 7, 1998.

(m) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-21231) initially filed with the Commission on February 5, 1997.

(n) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on July 14, 1997.

(o) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on August 12, 1997.

(p) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.

(q) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-36079) filed with the Commission on September 22, 1997.

(r) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(s) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.

(t) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 7, 1997.

(u) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

(v) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(w) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.

(x) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.

(y) Incorporated by reference to Metrocall's Tender Offer Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.