Form 10-Q
period 1999-03-31
METROCALL INC
filed 1999-05-17
CIK 906525

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

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                           OUTSTANDING AT APRIL 30, 1999
                 -----                           -----------------------------
      Common Stock, $.01 par value                         41,670,693

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION
  Item 1.   Interim Condensed Consolidated Financial Statements
            Balance Sheets, December 31, 1998 and March 31, 1999........     3
            Statements of Operations for the three months ended March
              31, 1998 and 1999.........................................     4
            Statement of Stockholders' Equity for the three months ended
              March 31, 1999............................................     5
            Statements of Cash Flows for the three months ended March
              31, 1998 and 1999.........................................     6
            Notes to Interim Condensed Consolidated Financial
              Statements................................................     7
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    10
  Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk......................................................    21

PART II.    OTHER INFORMATION
  Item 1.   Legal Proceedings...........................................    21
  Item 2.   Changes in Securities.......................................    22
  Item 3.   Defaults Upon Senior Securities.............................    22
  Item 4.   Submission of Matters to a Vote of Security Holders.........    22
  Item 5.   Other Information...........................................    22
  Item 6.   Exhibits and Reports on Form 8-K............................    23

SIGNATURES..............................................................    24

                         PART I.  FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1998          1999
                                                              ------------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    8,436    $   12,603
  Accounts receivable, less allowance for doubtful accounts
    of $6,196 as of December 31, 1998 and $6,758 as of March
    31, 1999................................................       44,694        38,613
  Prepaid expenses and other current assets.................       22,795        20,036
                                                               ----------    ----------
         Total current assets...............................       75,925        71,252
                                                               ----------    ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       15,079        15,218
  Furniture, office equipment and vehicles..................       64,438        66,636
  Paging and plant equipment................................      380,313       357,936
  Less -- Accumulated depreciation and amortization.........     (168,067)     (145,612)
                                                               ----------    ----------
                                                                  291,763       294,178
                                                               ----------    ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $219,960 as of December 31, 1998 and
  $273,399 as of March 31, 1999.............................      892,404       840,503
OTHER ASSETS................................................        2,595         4,162
                                                               ----------    ----------
TOTAL ASSETS................................................   $1,262,687    $1,210,095
                                                               ==========    ==========
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $      771    $      687
  Accounts payable..........................................       37,533        33,136
  Accrued expenses and other current liabilities............       37,728        41,795
  Deferred revenues and subscriber deposits.................       27,769        24,307
                                                               ----------    ----------
         Total current liabilities..........................      103,801        99,925
                                                               ----------    ----------
CAPITAL LEASE OBLIGATIONS, less current maturities..........        3,575         3,438
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................       40,444        69,427
SENIOR SUBORDINATED NOTES...................................      698,544       698,588
DEFERRED INCOME TAX LIABILITY...............................      209,642       193,961
MINORITY INTEREST IN PARTNERSHIP............................          510           510
                                                               ----------    ----------
         Total liabilities..................................    1,056,516     1,065,849
                                                               ----------    ----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 209,203
  shares issued and outstanding as of December 31, 1998 and
  March 31, 1999, and a liquidation preference of $53,216
  and $55,047 at December 31, 1998 and March 31, 1999,
  respectively..............................................       45,441        47,468
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share; 9,000 shares authorized; 1,808
  shares and 0 shares issued and outstanding at December 31,
  1998 and March 31, 1999, respectively, and a liquidation
  preference of $18,391 and $0 at December 31, 1998 and
  March 31, 1999, respectively..............................       18,391            --
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 9,595
  shares issued and outstanding as of December 31, 1998 and
  March 31, 1999, and a liquidation preference of $96,910
  and $98,829 at December 31, 1998 and March 31, 1999,
  respectively..............................................       96,910        98,829
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; 41,583,403 and 41,670,693 shares
    issued and outstanding as of December 31, 1998 and March
    31, 1999, respectively..................................          416           417
  Additional paid-in capital................................      340,249       340,624
  Accumulated deficit.......................................     (295,236)     (343,092)
                                                               ----------    ----------
         Total stockholders' equity (deficit)...............       45,429        (2,051)
                                                               ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $1,262,687    $1,210,095
                                                               ==========    ==========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
REVENUES:
  Service, rent and maintenance revenues....................  $    92,038   $   140,454
  Product sales.............................................       11,293        14,576
                                                              -----------   -----------
          Total revenues....................................      103,331       155,030
  Net book value of products sold...........................        7,031         9,815
                                                              -----------   -----------
                                                                   96,300       145,215
                                                              -----------   -----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses....................       23,376        44,042
  Selling and marketing.....................................       16,374        25,025
  General and administrative................................       28,544        41,352
  Depreciation..............................................       16,557        23,052
  Amortization..............................................       35,587        52,671
                                                              -----------   -----------
                                                                  120,438       186,142
                                                              -----------   -----------
          Loss from operations..............................      (24,138)      (40,927)
INTEREST EXPENSE............................................      (14,901)      (20,700)
INTEREST AND OTHER INCOME, NET..............................          320            16
                                                              -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT..............................      (38,719)      (61,611)
INCOME TAX BENEFIT..........................................       10,519        15,550
                                                              -----------   -----------
          Net loss..........................................      (28,200)      (46,061)
PREFERRED DIVIDENDS.........................................       (2,348)       (4,003)
GAIN ON REPURCHASE OF PREFERRED STOCK.......................           --         2,208
                                                              -----------   -----------
          Loss attributable to common stockholders..........  $   (30,548)  $   (47,856)
                                                              ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS.......................  $     (0.75)  $     (1.15)
                                                              ===========   ===========
Weighted-average common shares outstanding..................   40,866,548    41,670,693
                                                              ===========   ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                COMMON STOCK
                                             -------------------   ADDITIONAL
                                               SHARES       PAR     PAID-IN     ACCUMULATED
                                             OUTSTANDING   VALUE    CAPITAL       DEFICIT      TOTAL
                                             -----------   -----   ----------   -----------   --------
BALANCE, December 31, 1998.................  41,583,403    $416     $340,249     $(295,236)   $ 45,429
Issuance of shares in employee stock
  purchase plan............................      87,290       1          375            --         376
Preferred dividends........................          --      --           --        (4,003)     (4,003)
Gain on repurchase of Series B Preferred...          --      --           --         2,208       2,208
Net loss...................................          --      --           --       (46,061)    (46,061)
                                             ----------    ----     --------     ---------    --------
BALANCE, March 31, 1999....................  41,670,693    $417     $340,624     $(343,092)   $ (2,051)
                                             ==========    ====     ========     =========    ========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(28,200)  $(46,061)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................    52,144     75,723
     Amortization of debt financing costs and debt
      discount..............................................       441        810
     Decrease in deferred income taxes......................   (10,519)   (15,681)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................      (893)     5,245
     Prepaid expenses and other current assets..............    (3,763)     2,758
     Accounts payable.......................................   (10,447)    (4,397)
     Accrued expenses and other current liabilities.........     4,357      4,069
     Deferred revenues and subscriber deposits..............       892     (3,462)
                                                              --------   --------
          Net cash provided by operating activities.........     4,012     19,004
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................   (19,085)   (25,466)
  Additions to intangibles..................................      (606)      (394)
  Other.....................................................      (570)    (1,567)
                                                              --------   --------
          Net cash used in investing activities.............   (20,261)   (27,427)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility..........................     6,000     29,000
  Repurchase of Series B Preferred..........................        --    (16,240)
  Deferred debt financing costs.............................        --       (308)
  Principal payments on long-term debt......................      (235)      (238)
  Net proceeds from issuance of common stock................       205        376
                                                              --------   --------
          Net cash provided by financing activities.........     5,970     12,590
                                                              --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (10,279)     4,167
CASH AND CASH EQUIVALENTS, beginning of period..............    24,896      8,436
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 14,617   $ 12,603
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $  6,472   $ 17,405
                                                              ========   ========
  Cash payments for income taxes............................  $     --   $      4
                                                              ========   ========

       See notes to interim condensed consolidated financial statements.

                        METROCALL INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, the "Company" or "Metrocall"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 1998 Annual Report on Form 10-K.

2.  RISKS AND OTHER IMPORTANT FACTORS

     Metrocall has sustained net losses of $52.5 million and $126.5 million for fiscal years 1997 and 1998 and $46.1 million for the quarter ended March 31, 1999. Those losses are significantly attributable to its consolidation and growth strategies and capital expenditure requirements. Metrocall cannot assure you that it can reverse such losses in the future. At March 31, 1999, Metrocall had an accumulated deficit of approximately $343.1 million and a deficit in working capital of $28.7 million. The Company's business requires substantial funds for capital expenditures and acquisitions, both of which result in significant depreciation and amortization expenses. Additionally, Metrocall has substantial levels of borrowing, which result in significant interest expense, expected to be outstanding in the foreseeable future. Metrocall therefore expects to continue to incur losses from operations. Metrocall cannot assure you that it will achieve profitability in the future.

     Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At March 31, 1999, Metrocall had approximately $772.1 million outstanding under long-term debt and capital leases. Amounts available under the Company's credit facility are subject to certain financial covenants and other restrictions. At March 31, 1999, Metrocall was in compliance with each of the covenants under its credit facility. Metrocall's ability to borrow additional amounts in the future, including amounts currently available under the credit facility is dependent on Metrocall's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets.

     Metrocall is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulation, litigation and subscriber turnover.

                        METROCALL INC. AND SUBSIDIARIES

3.  SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Sales of equipment are recognized upon delivery.

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

4.  CAPITAL STOCK

     On January 7, 1999, Metrocall repurchased and retired all of the outstanding shares of the Series B Junior Convertible Preferred Stock (Series B Preferred) plus accrued dividends, for $16.2 million, representing a discount of $2.2 million from its carrying value. Metrocall financed the repurchase from borrowings under its credit facility.

5.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

  Stock Option Plans

     During the three months ended March 31, 1999, the Board of Directors approved grants of options to purchase 6,000 shares of Metrocall common stock to current non-employee directors with exercise prices ranging from $4.31 to $5.63 per share, equal to the fair market value of the Company's common stock on the date of grant.

  Employee Stock Purchase Plan

     In January 1999, Metrocall issued 87,290 shares of common stock under the Metrocall, Inc. Employee Stock Purchase Plan with a purchase price of approximately $4.31 per share.

6.  CONTINGENCIES

  Legal and Regulatory Matters

     Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Metrocall's financial position or results of operations.

  Interconnect Complaint

     Metrocall has filed complaints with the Federal Communications Commission
(FCC) against a number of Regional Bell Operating Companies (RBOCs) and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecommunications Act of 1996 (the "1996 Act"). The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC.

                        METROCALL INC. AND SUBSIDIARIES

6.  CONTINGENCIES -- (CONTINUED)
     On January 25, 1999, the U.S. Supreme Court concluded that the FCC had the authority under the Communications Act to adopt rules necessary to carry out Sections 251 and 252 of the 1996 Act, including the authority to preempt any state or local tariffs or interconnection agreements contrary to those rules. The Supreme Court did not disturb the portion of the appellate court's decision upholding the FCC's authority over interconnection between local exchange carriers (LECs) and Commercial Mobile Radio Service (CMRS) carriers. Metrocall believes that the Supreme Court's decision lends further support to Metrocall's complaints. Metrocall also believes the Supreme Court's ruling appears to validate the FCC's "proxy" pricing rules for LEC/CMRS interconnection, and will provide support for Metrocall to obtain reciprocal compensation for terminating LEC-originated traffic.

     At March 31, 1999, the Company had recorded credits receivable from certain of the RBOCs and the largest independent telephone company related to such local transport charges of approximately $9.9 million. This receivable represents management's estimate, subject to significant revision, of amounts management believes are fully realizable. These LEC receivables have been classified as prepaid expenses and other current assets in the accompanying balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of financial condition and results of operations of the Company together with the financial statements and the notes thereto which appear elsewhere in this quarterly report and Metrocall's Annual Report on Form 10-K for the year ended December 31, 1998.

  Forward-looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, which include:

     - our high leverage and need for substantial capital;

     - our ability to service debt;

     - our history of net operating losses;

     - the restrictive covenants governing our indebtedness;

     - the amortization of our intangible assets;

     - our ability to integrate the acquisition of the Advanced Messaging Division of AT&T Wireless, the paging operations of AT&T.

     - the risk associated with our ability to implement our business strategies;

     - the impact of competition and technological developments;

     - satellite transmission failures;

     - subscriber turnover;

     - our ability to implement our Year 2000 readiness plan;

     - litigation;

     - regulatory changes; and

     - dependence on key suppliers.

     Other matters set forth in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

OVERVIEW

     Metrocall is a leading provider of local, regional, and national paging and other wireless messaging services. Through its nationwide network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas. Since 1993, Metrocall's subscriber base has increased from less than 250,000 in 1993 to more than 5.75 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of March 31, 1999, Metrocall was the second largest paging company in the United States based on number of subscribers.

     The Company derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use Metrocall's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. The Company's total revenues have increased by approximately 50% to $155.0 million for the quarter ended March 31, 1999 from $103.3 million for the quarter ended March 31, 1998. Overall, subscribers have increased by approximately 1.7 million or approximately 41% to nearly 5.8 million at March 31, 1999 from 4.1 million at March 31, 1998. Approximately 29% of the growth in the subscriber base was generated internally while 71% was acquired through the acquisition of the Advanced Messaging Division (AMD) of AT&T Wireless, the paging operations of AT&T, on October 2, 1998.

     Metrocall's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. Metrocall also purchases paging equipment for that portion of its subscriber base to which it leases pagers. During the quarter ended March 31, 1999, capital expenditures totaled $25.5 million including approximately $19.9 million for pagers, representing an increase in pagers on hand and net increases and maintenance to the rental pager base. Capital expenditures were funded through a combination of cash generated from operations and borrowings under the credit facility.

     For the remainder of 1999, Metrocall's focus will include the following:

     - Managing capital requirements and increasing free cash flow by:

        -- continuing to focus on selling, rather than leasing, paging units in order to reduce capital expenditure requirements per subscriber;

        -- increasing revenues and cash flow through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit (ARPU) than standard messaging or paging services; and

        -- further increasing the utilization of the nationwide network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

     - Managing and lowering operating costs through cost containment initiatives;

     - Maximizing internal growth potential by continuing to broaden the Company's distribution network and expanding target markets to capitalize on the growing appeal of messaging and other wireless products; and

     - Completing the integration of the operations of AMD.

     Metrocall may continue to expand its geographic penetration and subscriber base through future acquisitions if potential candidates are identified that satisfy certain criteria including: valuation, geographic coverage, regulatory licenses, type of consideration, availability of financing, and accretive and de-leveraging benefits.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH 1998

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended March 31, 1998 and 1999.

                                         MARCH 31,      % OF     MARCH 31,      % OF     INCREASE OR
                                            1998      REVENUES      1999      REVENUES   (DECREASE)
                                         ----------   --------   ----------   --------   -----------
REVENUES
  Service, rent and maintenance........  $   92,038     95.6     $  140,454     96.7     $   48,416
  Product sales........................      11,293     11.7         14,576     10.0          3,283
                                         ----------    -----     ----------    -----     ----------
          Total revenues...............     103,331    107.3        155,030    106.7         51,699
  Net book value of products sold......      (7,031)    (7.3)        (9,815)    (6.7)        (2,784)
                                         ----------    -----     ----------    -----     ----------
  Net revenues.........................  $   96,300    100.0     $  145,215    100.0     $   48,915
                                         ==========    =====     ==========    =====     ==========
ARPU...................................  $     7.28              $     8.15              $     0.87
Number of subscribers..................   4,116,859               5,750,215               1,633,356

     Total revenues increased approximately $51.7 million, or approximately 50.0%, from $103.3 million for the three months ended March 31, 1998 ("1998") to $155.0 million for the three months ended March 31, 1999 ("1999"). Net revenues increased approximately $48.9 million, or 50.8%, from $96.3 million in 1998 to $145.2 million in 1999. The increase in net revenues is the result of the increase in subscriber growth due to internal growth through broadened distribution channels and the increase in the subscriber base due to the AMD acquisition. ARPU for paging services increased from $7.28 per unit in 1999 to $8.15 per unit in 1999. The increases in ARPU was the result of internal growth in our distribution channels, selected service rate increases, continued migration of subscribers to alphanumeric devices and the impact of the subscriber base acquired in the AMD acquisition. The AMD acquisition added approximately 1.2 million premium subscribers to Metrocall's existing subscriber base. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales which consist primarily of sales of paging equipment increased approximately $3.3 million or 29.1% from $11.3 million in 1998 to $14.6 million in 1999 and decreased as a percentage of net revenues from 11.7% in 1998 to 10.0% in 1999. Net book value of products sold increased approximately $2.8 million or 39.6% from $7.0 million in 1998 to $9.8 million in 1999 principally due to the increase in product sales, offset by increased depreciation expense. Pagers are classified as property and depreciated over three years from their date of acquisition. The gross margin on products sold decreased from 37.7% in 1998 to 32.7% in 1999.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended March 31, 1998 and 1999.

                                               MARCH 31,     % OF     MARCH 31,     % OF     INCREASE OR
                                                 1998      REVENUES     1999      REVENUES   (DECREASE)
                                               ---------   --------   ---------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance................  $ 23,376      24.3     $ 44,042      30.3       $20,666
Selling and marketing........................    16,374      17.0       25,025      17.2         8,651
General and administrative...................    28,544      29.6       41,352      28.5        12,808
Depreciation.................................    16,557      17.2       23,052      15.9         6,495
Amortization.................................    35,587      37.0       52,671      36.3        17,084
                                               --------     -----     --------     -----       -------
                                               $120,438     125.1     $186,142     128.2       $65,704
                                               ========     =====     ========     =====       =======

                                                              MARCH 31,   MARCH 31,
                                                                1998        1999      INCREASE
                                                              ---------   ---------   --------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance.......................    $1.91       $2.57      $0.66
Monthly selling and marketing...............................     1.34        1.46       0.12
Monthly general and administrative..........................     2.34        2.42       0.08
                                                                -----       -----      -----
Average monthly operating costs.............................    $5.59       $6.45      $0.86

     Overall, Metrocall experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1998 to 1999. Average monthly operating cost per unit increased from $5.59 per unit for 1998 to $6.45 per unit for 1999. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $20.6 million from $23.4 million in 1998 to $44.0 million in 1999 and increased as a percentage of net revenues from 24.3% in 1998 to 30.3% in 1999. Approximately $15.2 million of this increase is the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. Exclusive of the AMD acquisition, additional increases were attributable to costs associated with providing subscriber services such as telecommunications and interconnect costs ($3.3 million), primarily as a result of subscriber growth and higher call volume, and increased personnel costs ($1.0 million) related to an increase in technical personnel. Service, rent and maintenance expense per unit increased from $1.91 per unit in 1998 to $2.57 per unit in 1999 as a result of the above events. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it renegotiates certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its nationwide footprint, particularly in the West and Midwest United States.

     Selling and marketing expenses increased approximately $8.6 million from $16.4 million in 1998 to $25.0 million in 1999 and increased as a percentage of net revenues from 17.0% in 1998 to 17.2% in 1999. Approximately $5.9 million of the increase in selling and marketing expenses is attributable to the operations of AMD. Exclusive of this acquisition, the remaining expense increase was primarily the result of increases in personnel costs ($1.3 million) related to an increase in the employee sales base and advertising costs ($1.3 million) related to further penetration in existing markets. Monthly selling and marketing expense per unit has increased from $1.34 per unit in 1998 to $1.46 per unit in 1999 as a result of these events. Selling and marketing expenses may continue to increase as a percentage of net revenues as the Company continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $12.8 million from $28.5 million in 1998 compared to $41.4 million in 1999, and decreased as a percentage of net revenues from 29.6% in 1998 to 28.5% in

1998. The increase in general and administrative expenses is primarily attributable to the AMD acquisition ($10.8 million) and increased expenses for a variety of professional services ($1.0 million), including consulting costs for year 2000 remediation efforts and health care. Monthly general and administrative expense per unit has increased from $2.34 per unit in 1998 to $2.42 per unit in 1999. The Company expects general and administrative expenses to continue to decrease as a percentage of revenues and per subscriber unit as remaining operating redundancies are eliminated from acquired companies.

     Depreciation expense increased approximately $6.5 million from $16.6 million in 1998 to $23.1 million in 1999. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment acquired mainly in the AMD acquisition ($4.9 million) and also from the depreciation of other property, plant and equipment and computer hardware and software.

     Amortization increased $17.1 million from $35.6 million in 1998 to $52.7 million in 1999 primarily as a result of the amortization of intangibles recorded in connection with the AMD acquisition ($16.5 million.)

                                                              MARCH 31,   MARCH 31,    INCREASE
                                                                1998        1999      (DECREASE)
                                                              ---------   ---------   ----------
OTHER
Interest and other income, net..............................  $    320    $     16     $  (304)
Interest expense............................................   (14,901)    (20,700)      5,799
Income tax benefit..........................................    10,519      15,550       5,031
Net loss....................................................   (28,200)    (46,061)     17,861
Preferred dividends.........................................    (2,348)     (4,003)      1,655
Gain on repurchase of preferred stock.......................        --       2,208       2,208
EBITDA......................................................  $ 28,006    $ 34,796     $ 6,790

     Interest expense increased approximately $5.8 million from $14.9 million in 1998 to $20.7 million in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $165.1 million greater in 1999 than in 1998 as a result of debt incurred related to the AMD acquisition in October 1998, the repurchase of the Series B Preferred in January 1999, and working capital requirements.

     Metrocall's net loss increased approximately $17.9 million from $28.2 million in 1998 to $46.1 million in 1999. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the acquisition of AMD, whose results were not included in Metrocall's results of operations for the three months ended March 31, 1998. This was offset partially by increases in net revenues related to an increase in the Company's subscriber base as a result of internal growth and the AMD acquisition. Metrocall expects net losses to continue in future periods.

     Preferred dividends increased approximately $1.7 million from $2.4 million in 1998 to $4.0 million in 1999. The increase was the result of higher dividends paid to the holders of the Series A Convertible Preferred Stock (Series A Preferred) and the Series C Convertible Preferred Stock (Series C Preferred) in 1999 due to the compounding of pay-in-kind dividends on the Series A Preferred and Series C Preferred. This increase was partially offset by the cessation of dividends on the Series B Preferred which the Company repurchased in January 1999.

     On January 7, 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Preferred for $16.2 million, representing a $2.2 million discount from its carrying value. The $2.2 million has been reflected as gain for purposes of determining Metrocall's loss attributable to common stockholders.

     EBITDA (earnings before interest, taxes, depreciation and amortization), while not a measure under generally accepted accounting principles (GAAP), is a standard measure of financial performance in the paging industry and may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which our covenants are calculated under our indentures and our credit facility. EBITDA increased approximately $6.8 million to $34.8 million in 1999 from $28.0 million in 1998. As a percentage of net revenues, EBITDA decreased from 29.1% in 1998 to 24.0% in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     For the three months ended March 31, 1999, Metrocall's cash provided by operating activities increased by approximately $15.0 million from $4.0 million for the three months ended March 31, 1998 to $19.0 million for the three months ended March 31, 1999. The increase in cash provided by operating activities was primarily attributable to the results of operations of AMD which was acquired in October 1998 and the Company's internal growth.

     Net cash used in investing activities increased approximately $7.2 million from $20.2 million for the three months ended March 31, 1998 to $27.4 million for the three months ended March 31, 1999. The increase in net cash used for investing activities was primarily the result of an increase in purchases of property and equipment. Capital expenditures were approximately $19.1 million and $25.5 million for the three months ended March 31, 1998 and 1999, respectively. Capital expenditures for the three months ended March 31, 1999 included approximately $19.9 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $1.8 million for information systems and computer related equipment, $3.2 million for network construction and development and $0.6 million for general purchases including leasehold improvements and office equipment.

     Total capital expenditures for the year ending December 31, 1999 are estimated to be approximately $80.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. Metrocall expects that its capital expenditures for the year ending December 31, 1999, will be financed through a combination of operating cash flow and borrowings under its credit facility. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures. Future cash requirements include debt service costs, primarily interest.

     Net cash provided by financing activities increased approximately $6.6 million from $6.0 million for the three months ended March 31, 1998 to $12.6 million for the three months ended March 31, 1999. The increase was primarily the result of additional borrowings under the Company's credit facility offset by the repurchase of the Series B Preferred. During the three months ended March 31, 1999, the Company borrowed an additional $29.0 million under its credit facility primarily to fund the repurchase of the Series B Preferred ($16.2 million) and for other working capital requirements and capital expenditures.

  Working Capital

     At March 31, 1999, Metrocall had a working capital deficit (current liabilities exceeded current assets) of approximately $28.7 million. The Company has experienced such deficits in prior periods and believes such deficits are likely to continue. Metrocall attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital.

     The Company is currently considering a program with a major financial institution that would enable it to provide paging and other wireless messaging equipment to customers under leases to be provided by a third party entity. If the program is implemented, the leased equipment and associated debt financing would not be included on the Company's balance sheet or reflected as a capital expenditure. Although the program is expected to be geared toward higher priced equipment users that generate higher ARPU, it is anticipated that it will be offered across all of Metrocall's direct distribution channels. There can be no assurance that the Company will be successful in implementing this program.

  Long-Term Debt

     At December 31, 1998 and March 31, 1999, long-term debt consisted of:

                                                              DECEMBER 31,   MARCH 31,   INCREASE OR
                                                                  1998         1999      (DECREASE)
                                                              ------------   ---------   -----------
LONG-TERM DEBT
Borrowings under the credit facility........................    $ 40,000     $ 69,000      $29,000
Senior subordinated notes...................................     698,544      698,588           44
Capital leases and other debt...............................       4,790        4,552         (238)
                                                                --------     --------      -------
     Total long-term debt...................................    $743,334     $772,140      $28,806
                                                                ========     ========      =======

     Borrowings and repayments under the credit facility. During the three months ended March 31, 1999, Metrocall increased its net borrowings outstanding under its credit facility by approximately $29.0 million from December 31, 1998. During the three months ended March 31, 1999, the Company borrowed approximately $50.0 million, which was used to fund the repurchase of the Series B Preferred and for other working capital requirements and repaid approximately $21.0 million from cash generated from operating activities. At March 31, 1999, $69.0 million was outstanding under the credit facility. In addition, the Company borrowed an additional $15.0 million in April 1999, increasing the amounts outstanding under its credit facility to $84.0 million as of May 14, 1999.

     Subject to certain conditions, Metrocall may borrow up to $200.0 million under its credit facility. Under the credit facility, Metrocall is required to comply with or maintain certain financial and operating covenants including certain financial ratios, such as total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also prohibits certain changes in control of Metrocall, as defined. At March 31, 1999, Metrocall was in compliance with all of these covenants.

     The credit facility requires that Metrocall maintain a ratio of operating cash flow, as defined in the credit facility agreement, to net cash interest expense of at least 1.75. Although Metrocall was compliant with this covenant at March 31, 1999, Metrocall believes it will need to increase its operating cash flow during the three months ended June 30, 1999 to at least $36.5 million in order to remain in compliance with this covenant at June 30, 1999. This belief is based upon the $84.0 million of current borrowings outstanding under the credit facility and estimated net cash interest expense for the three months ended June 30, 1999. Metrocall does not believe it will be necessary to borrow additional amounts under its credit facility during the three months ended June 30, 1999, however, there can be no assurance that the Company will not require additional borrowings during this time period or in future periods. No assurance can be given that Metrocall will be in compliance with the covenants of its credit facility in future periods.

     Total debt at March 31, 1999 included $69.0 million outstanding under Metrocall's credit facility which was subject to variable interest rate risk. To the extent that interest rates fluctuate, the interest expense Metrocall recognizes on borrowings outstanding on its credit facility could fluctuate. A 1/8% rate change in the Company's weighted average interest rate would have caused interest expense to increase or decrease by approximately $20,000 during the three months ended March 31, 1999 based on its weighted average borrowings outstanding during the period.

     Senior subordinated notes. There are no significant principal payments required under the senior subordinated notes indentures during fiscal year 1999. Metrocall is required to register its $250 million aggregate principal amount of 11% senior subordinated notes, which were issued in a private placement in December 1998, under the Securities Act of 1933, as amended, by June 22, 1999. If this requirement is not met, the annual interest rate on the 11% senior subordinated notes will increase by .5% until the notes are generally freely transferable.

     Series A and Series C Preferred. Dividends on the Company's Series A Preferred and Series C Preferred accrue at a rate of 14% and 8%, respectively of the stated value ($39.9 million and $95.0 million, respectively) per year. Dividends may be paid in either cash or additional shares at Metrocall's option. Under certain circumstances, as defined in the certificate of designation for the Series A Preferred, the dividend rate on the Series A Preferred may increase to 16% per year. Further, Metrocall is required to redeem all outstanding shares of the Series A Preferred and Series C Preferred (including dividend shares) in November 2008 and October 2010, respectively, unless the holders have previously converted such shares to common stock. Accrued but unpaid dividends at March 31, 1999, were approximately $2.7 million and $2.9 million on the Series A Preferred and the Series C Preferred, respectively.

  Access to Future Capital

     Since Metrocall had a significant net loss for the three months ended March 31, 1999, its fixed charges, which include primarily interest expenses related to long term debt and operating leases, were in excess of earnings for the period by approximately $61.6 million. Metrocall expects that its net losses and deficiency of earnings to fixed charges will continue in the future.

     Metrocall's business also requires substantial funds for capital expenditures for paging and other wireless messaging equipment leased to its customers. Additionally Metrocall has substantial levels of borrowing, which results in significant interest expenses. Given these and the above factors, Metrocall may be required to incur additional borrowings from time to time. In April 1999, Metrocall borrowed an additional $15 million under its credit facility, which it expects will satisfy any borrowing requirements in the second quarter of 1999. Metrocall believes it will require additional borrowings under its credit facility in the third and fourth quarters of 1999 but does not expect that these additional borrowings will exceed $25.0-$30.0 million. There can be no assurance that these borrowings will be required.

     Metrocall's ability to access borrowings under the credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon its future performance and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond the Company's control, such as prevailing economic conditions. Metrocall cannot assure you that, in the event the Company was to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. Metrocall believes that funds generated by its operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund its existing operations for the foreseeable future. While there are no current outstanding commitments, Metrocall may continue to evaluate strategic acquisition candidates in the future. Potential future acquisitions would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses and other factors including overall valuation, consideration to be given and the availability of financing. Such potential acquisitions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

     Metrocall's shares of common stock have traded on the Nasdaq National Market since Metrocall's initial public offering in July 1993. The Nasdaq National Market listing maintenance standards require that, among other things, either (1) Metrocall maintain net tangible assets of $4.0 million or (2) Metrocall's common stock maintain a minimum bid price of at least $5.00 per share for 30 consecutive trading days. Metrocall is currently out of compliance with these maintenance standards. Unless Metrocall meets the minimum bid requirement for 10 consecutive trading days on or by July 14, 1999, Nasdaq will seek to delist the Company from the National Market. Metrocall can appeal this action, thereby staying the delisting. Alternatively, Metrocall can implement a reverse stock split, which was authorized by the stockholders at Metrocall's annual meeting on May 5, 1999, or transfer its listing to the Nasdaq Small Cap Market or another exchange.

YEAR 2000 READINESS DISCLOSURE

     The year 2000 issue generally refers to the issue of whether a company's hardware, software or other related computer technologies can correctly process, provide and/or receive date data after December 31, 1999. Metrocall utilizes software and related computer technologies essential to its operations that may be affected by the year 2000 issue. Accordingly, Metrocall has implemented an enterprise-wide program aimed at mitigating any adverse effects caused by the year 2000 issue. This program is supervised by an executive oversight committee, which is chaired by Metrocall's Chief Financial Officer. Metrocall's plan consists of the following phases:

     I.   Identification and Assessment of Potential Problem Areas

     II.  Remediation of Identified Problem Areas

     III. Validation

     IV.  Implementation

     V.  Third Party Dependencies

     VI.  Contingency Planning

     The following describes each phase and the status of each phase of their
Plan:

     I. IDENTIFICATION AND ASSESSMENT OF POTENTIAL PROBLEM AREAS. Metrocall has reviewed its computer hardware and software systems and the embedded systems contained in its plant and facilities and related infrastructure for the year 2000 issue. Metrocall has identified its critical and non-critical systems and assessed whether or not such systems are year 2000 compliant. Metrocall's critical systems include: paging infrastructure and pagers, billing systems, telephone services, financial systems and operating systems and hardware. For each of these critical systems, Metrocall has identified the required steps that will need to be taken for the critical system to be year 2000 compliant. Metrocall also has developed or is in the process of developing a remediation or validation plan to address the year 2000 concerns associated with each critical system.

     II. REMEDIATION OF IDENTIFIED PROBLEM AREAS. The remediation phase includes correcting identified problem areas. This may include making hardware and software revisions, developing replacement systems and eliminating non-functional applications or system components. Metrocall is in various stages of remediation for its critical and non-critical systems. Metrocall's goal is to complete the substantial majority of its remediation efforts by September 1999.

     III. VALIDATION. As Metrocall makes changes to applications and components of its systems, it intends to validate and test those changes for year 2000 compliance. Metrocall plans to perform validation and testing on a system-wide basis to ensure that any changes made are compatible with interacting systems. Metrocall may also conduct acceptance testing, which is another technique to confirm that proposed changes can be implemented, where it deems it to be necessary. Metrocall is currently undertaking this phase on many of its applications.

     IV. IMPLEMENTATION. This phase involves integrating the systems changes made in the remediation stage once they have been appropriately validated. As Metrocall implements and integrates such changes, it may determine that its systems include both year 2000 compliant and non-compliant applications and components. Metrocall intends to develop appropriate contingency recovery plans to reduce potential impacts from non-compliant applications. Metrocall has begun this phase for some of its systems and applications, and its goal is to achieve completion of the entire phase by the end of the fourth quarter 1999.

     V. THIRD PARTY DEPENDENCIES. Much of the technology employed in Metrocall's critical systems was purchased from third parties. Accordingly, Metrocall is dependent on those third parties to provide information to it with regard to the impact of the year 2000 issue on the technology they have supplied and to take necessary corrective actions. In addition, it is possible that many of Metrocall's interconnect carriers, energy suppliers and other primary vendors will have year 2000 issues that may also affect it. Metrocall has sought and will continue to seek confirmation from these parties that they are developing and implementing plans to become year 2000 compliant in the event that the year 2000 issue will affect them. Metrocall intends to validate system processes that require interaction with vendor hardware or software in an effort to ensure system readiness by December 31, 1999. Information Metrocall has received from third parties to date indicates that the respondents are in the process of implementing remediation plans in an effort to bring their systems into year 2000 compliance. Metrocall's ability to complete the phases in the plan by the target dates and avoid disruption of paging and other service depends on whether its suppliers can make necessary modifications to their products by the projected delivery dates.

     VI. CONTINGENCY PLANNING. Metrocall is in the process of determining contingency plans for each of its critical systems if such systems are not year 2000 compliant. The contingency plans will address "likely" worst case scenarios for each critical system. The contingency plans will also take into account, to the extent Metrocall believes necessary, ways to address certain potential third party non-compliance. At this time, Metrocall does not have sufficient information to assess the likelihood of such worst case scenarios but anticipates completion of such planning by September 30, 1999.

     The following briefly describes each of the critical systems and their year 2000 readiness.

     - PAGING INFRASTRUCTURE AND PAGERS. Metrocall has an extensive paging infrastructure that provides services to its customers over a number of different frequencies. Paging services are provided through Metrocall's network of paging terminals, phone lines, paging towers, satellite transmitters and nationwide air frequencies. In addition, Metrocall is also identifying alternative means of providing service to ensure that there is no interruption in the service provided to customers.

       Metrocall provides messaging services through a network of paging terminals, telephones, and transmitters. A message may originate in a number of different ways. The PSTN (Public Switched Telephone Network) is the source of most messaging requests. The Telco Year 2000 Forum is handling year 2000 issues with the PSTN. The Telco Year 2000 Forum is comprised of the regional Bell operating companies, major independent local exchange carriers and interexchange carriers.

       Metrocall has identified and performed certain year 2000 readiness assessment activities with regard to its paging software and hardware, and is working with its primary vendor that provides software for its paging terminals. Currently this manufacturer is developing a software upgrade to address year 2000 issues. Based on information provided by this manufacturer, Metrocall expects this software to be commercially available in June 1999. Metrocall will install this software on all its effected paging terminals between June and September 1999. In the event that the delivery date of the planned software upgrade is after June 1999, Metrocall is currently developing various contingency plans to expedite its internal upgrade schedule in order that the software upgrade, once delivered, can be installed on all of its affected paging terminals by November 1999. In addition, Metrocall believes, based on its own lab environment testing, that if Metrocall uses an existing version of this manufacturer's paging software, Metrocall can continue to provide uninterrupted or disrupted paging and messaging services to its customers. This manufacturer has not certified that this existing version of paging software is or will be year 2000 ready.

       The transmitters and the transmitter control systems which Metrocall utilizes have passed year 2000 testing performed by their manufacturers. In addition, the satellites Metrocall uses have been year 2000 certified by their manufacturers. Redundant, backup, and alternative systems of messaging and networking are now being evaluated to ensure continuing and reliable service to our customers. Some hardware units will require upgrade to support the required software. Those units will be upgraded at the same time the software upgrades are performed.

       Metrocall's systems are interconnected with numerous networks and systems operated by third parties, including:

        - Landline telecommunications networks,

        - Long-distance networks,

        - The networks of other wireless service providers, and

        - Networks operated by utilities.

       The ability of Metrocall's systems to operate, including the ability to provide paging and other wireless messaging service, is dependent upon these third-party networks and systems being year 2000 compliant. The operators of these networks and systems are responsible for and have begun addressing the year 2000 issue as it affects their networks and systems.

       Metrocall has taken an active role in working with industry groups to develop procedures to test for year 2000 compliance and is working closely with the PCIA (Personal Communications Industry Association), which is coordinating year 2000 testing for the paging industry and its infrastructure vendors. PCIA's Year 2000 Readiness Program for Paging charter is as follows: member companies have agreed to share information about their products and services within the PCIA group in an effort to ensure year 2000 readiness for the paging industry. Metrocall believes this sharing of year 2000 readiness status for equipment, systems and services should shorten the amount of time to make elements critical to the paging industry year 2000 compliant.

       Metrocall expects to incur approximately $6.0 million for the remainder of 1999 to support these paging infrastructure initiatives.

     - PAGERS. Metrocall does not manufacture paging equipment and therefore depends on several suppliers to ensure the paging equipment is year 2000 compliant. Metrocall has contacted its suppliers to ensure that these suppliers are addressing year 2000 compliance issues relating to paging equipment. Based on information provided by such suppliers, Metrocall believes that the substantial majority of its pagers provided under lease agreements to its customers are or will be year 2000 compliant.

     - BILLING SYSTEMS. Metrocall currently utilizes three different billing platforms that are used for recording and processing customer invoices. Two of these platforms are commercial software applications. Metrocall has received vendor certification with respect to these platforms' hardware, databases and the substantial majority of the software. The third platform was developed by the former AT&T Advance Messaging Division. Its year 2000 readiness was previously tested and warranted by AT&T Advance Messaging Division, the prior corporate owner. Metrocall has scheduled upgrades to certain operating systems to promote proper integration for the third and early fourth quarters 1999. Once the upgrades have been completed, Metrocall will complete testing of the platforms and their interfaces to the paging and financial systems. Metrocall expects to incur approximately $1.5 million during the remainder of 1999 on these initiatives.

     - TELEPHONE SERVICES. Metrocall's ability to provide paging and messaging services is directly linked to its ability to accept and direct telephone traffic over an extended network. In addition, its ability to sell products, administer customer calls and communicate between offices is dependent on its telephone network. Metrocall is currently in various phases of the remediation and validation stages for its internal telephone network. Approximately 40% of its remediation efforts have been completed. Metrocall's goal is to complete this phase by the end of the fourth quarter with validation and implementation completed by December 1999. The cost for these intitiatives for the remainder of 1999 is expected to be approximately $1.0 million. Metrocall also is contacting its external telephone service providers to determine their level of year 2000 readiness.

     - FINANCIAL SYSTEMS. Metrocall's financial systems, which include accounts payable, general ledger, fixed asset, purchase and inventory systems, have been vendor-certified for year 2000 compliance.

       Metrocall is in the process of testing the financial systems for functionality and data integrity between interfaces. Metrocall expects to have all testing completed by the end of the third quarter of 1999. Metrocall does not expect to incur any significant additional costs related to year 2000 readiness for its financial systems.

     - OPERATING SYSTEMS AND HARDWARE. Metrocall has identified and performed year 2000 readiness assessment activities with regard to its network operating systems. Certain of these systems are scheduled for software upgrades that will improve their functionality. Approximately 80% of its Netware locations, 95% of its NT Systems and 50% of its UNIX Systems have been remediated. The remaining remediation efforts on its operating systems are expected to be substantially completed by June 30, 1999. Metrocall also has identified personal computers that are not year 2000 compliant which it intends to replace by December 31, 1999. Metrocall expects the cost of these initiatives to be approximately $3.5 million for the remainder of 1999.

     Metrocall is utilizing both internal and external resources to remediate and test its systems for year 2000 compliance. Metrocall is incurring internal labor as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems. Although it is the Metrocall's goal that its systems be year 2000 compliant on or before December 31, 1999, there can be no assurance that the year 2000 program will be successful or third parties on which Metrocall relies for certain services will also successfully address their year 2000 issues. Metrocall is unable to predict the potential impact on its financial condition and results of operations in the event its year 2000 program is not successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning this item is included within Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Borrowings and repayments under the credit facility."

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of operations of the Company.

  Interconnect Complaint

     Metrocall has filed complaints with the Federal Communications Commission
(FCC) against a number of Regional Bell Operating Companies (RBOCs) and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the Telecommunications Act of 1996 (the "1996 Act"). The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC.

     On January 25, 1999, the U.S. Supreme Court concluded that the FCC had the authority under the Communications Act to adopt rules necessary to carry out Sections 251 and 252 of the 1996 Act, including the authority to preempt any state or local tariffs or interconnection agreements contrary to those rules. The Supreme Court did not disturb the portion of the appellate court's decision upholding the FCC's authority over interconnection between local exchange carriers (LECs) and Commercial Mobile Radio Service (CMRS) carriers. Metrocall believes that the Supreme Court's decision lends further support to Metrocall's complaints. Metrocall also believes the Supreme Court's ruling appears to validate the FCC's "proxy" pricing rules for LEC/CMRS interconnection, and will provide support for Metrocall to obtain reciprocal compensation for terminating LEC-originated traffic.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 11.1     Statement re computation of per share earnings.
 27.1     Financial Data Schedule.

---------------

     (b) Reports on Form 8-K

     Metrocall filed an amendment to a report on Form 8-K regarding the AMD acquisition with the SEC on January 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 1999                        METROCALL, INC.

                                                 /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                     Vincent D. Kelly
                                                 Chief Financial Officer,
                                          Treasurer and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 11.1     Statement re computation of per share earnings.

 27.1     Financial Data Schedule.