Form 10-K/A
period 1998-12-31
METROCALL INC
filed 1999-07-02
CIK 906525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

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

                                 TITLE OF CLASS
                                  -----------

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

COMMON STOCK, PAR VALUE $0.01 -- 41,639,878 SHARES OUTSTANDING ON MARCH 1, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of the Registrant to be held May 5, 1999 was filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     The registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as follows: (1) Part I, Item I, Business, the section titled "Metrocall's Paging and Wireless Messaging Operations -- Services and Subscribers"; (2) Part I, Item 6, Selected Financial Data; (3) Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; (4) Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; (5) Part II, Item 8, Financial Statements and Supplementary Data; and (6) Part IV, Item 14, Exhibits, Financial Statement Schedule and Reports on Form 8-K. The specific changes are incorporated into the text, as amended, below. No other changes were made.

     The Financial Statements have been restated as described in Note 2 to the Financial Statements.

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

     Since July 1996, we have acquired the following companies, which have added approximately 3.6 million subscribers:

                                                                              NO. OF
ACQUIRED COMPANY                                        ACQUISITION DATE    SUBSCRIBERS
----------------                                        -----------------   -----------
Parkway Paging, Inc. (Parkway)........................  July 16, 1996          140,000
Satellite Paging and Messaging Network (collectively,
  Satellite)..........................................  August 30, 1996        100,000
A+ Network, Inc. (A+ Network).........................  November 15, 1996      660,000
Page America Group, Inc. (Page America)...............  July 1, 1997           198,000
ProNet Inc. (ProNet)..................................  December 30, 1997    1,286,000
AMD...................................................  October 2, 1998      1,215,000
                                                                             ---------
          Total.......................................                       3,599,000
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

                          NUMBER OF PAGERS IN SERVICE

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                     1996(1)      1997(2)      1998(3)
                                                    ---------    ---------    ---------
Northeast.........................................    227,022      714,363      772,463
Mid-Atlantic......................................    558,318      623,077      693,631
Southeast.........................................    693,837    1,094,313    1,179,548
Midwest...........................................         --      232,105      400,150
Southwest.........................................    248,846      756,459    1,356,218
West..............................................    414,328      610,519      768,829
Northwest.........................................         --           --      488,711
                                                    ---------    ---------    ---------
          Total...................................  2,142,351    4,030,836    5,659,550
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

     Subscribers by Distribution Channel. We set forth below the respective numbers and percentages of pagers that we service through our distribution channels:

                         OWNERSHIP OF PAGERS IN SERVICE

                                                                 DECEMBER 31,
                                   ------------------------------------------------------------------------
                                          1996(1)                  1997(2)                  1998(3)
                                   ----------------------   ----------------------   ----------------------
                                    NUMBER     PERCENTAGE    NUMBER     PERCENTAGE    NUMBER     PERCENTAGE
                                   ---------   ----------   ---------   ----------   ---------   ----------
DIRECT CHANNELS:
  Company-owned and leased to
     subscribers.................    690,382        32%     1,184,193        29%     1,980,297        35%
  Subscriber-owned (COAM)........    271,837        13        430,582        11        629,352        11
  Company-owned retail stores....    114,192         5        223,510         6        207,493         4
INDIRECT CHANNELS:
  Resellers......................    865,221        41      1,965,354        49      2,369,686        42
  Strategic Partners and
     affiliates..................    130,142         6        140,625         3        274,844         5
  Retail.........................     70,577         3         86,572         2        197,878         3
                                   ---------     -----      ---------     -----      ---------     -----
          Total..................  2,142,351     100.0      4,030,836     100.0      5,659,550     100.0
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

     In 1994, the FCC began auctioning licenses for new PCS spectrums. There are two types of PCS, narrowband and broadband. Narrowband PCS is a communications technology that uses a portion of the radio spectrum to transmit and receive text messages and other data. Narrowband PCS provides advanced paging and messaging capabilities, such as guaranteed and response messaging. Guaranteed messaging ensures that if a subscriber travels outside the area covered by our network or turns off the pager unit, the subscriber will receive the message when he or she returns to the coverage area or turns on the unit. Response messaging permits a subscriber to respond back to the sender of a message by either selecting from a custom set of multiple choice responses sent with the message or sending a response chosen from a set of predefined responses stored in the unit.

     Broadband PCS uses a larger portion of the radio spectrum than does narrowband PCS and thereby permits more data to be transmitted and received. Broadband PCS provides two-way messaging capability, which permits not only the sender but also the recipient to communicate by voice or other messaging means. New types of communications devices using broadband PCS include multi-functional portable phones and imaging devices. PCS providers compete directly and indirectly with the Company. Many narrowband and broadband PCS systems are now providing commercial service. We recently entered into the PageMart alliance to develop and offer advanced messaging services on a narrowband PCS platform and a distribution agreement with AT&T Wireless to offer digital broadband PCS telephones.

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

     PCP channels below 900 MHz are still allocated on a shared basis. We acquired a 152.480 MHz shared frequency network through our A Network merger. Applications for those frequencies are first processed through a frequency coordinator, who attempts to minimize overcrowding on a given frequency. The coordinator then files the applications with the FCC, which processes them on a first-come, first-served basis. So long as a given PCP frequency is not congested with multiple licensees, the subscriber would not perceive any differences between shared PCP services and exclusive paging services. In most areas of the country where we hold shared PCP licenses, we are the only paging operator, or one of only a few operators, licensed on that particular frequency in that area.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated statements of operations data for fiscal years 1994, 1996, 1997 and 1998 presented below include the results of operations of acquired companies from their respective acquisition dates. In May 1997, we sold the assets of our telemessaging operations, which were acquired through merger on November 15, 1996. Therefore, the results of operations for the year ended December 31, 1997 include telemessaging operations through the date of sale only. Consolidated statements of operations data for fiscal year 1997 exclude the operations of ProNet Inc., because this merger was completed on December 30, 1997. Units in service at December 31, 1997 include approximately 1.3 million units acquired in the ProNet merger.

                                                                 YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                             1994       1995         1996            1997            1998
                                            -------   --------   -------------   -------------   -------------
                                                                 (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Service, rent and maintenance revenues....  $49,716   $ 92,160     $124,029        $249,900        $ 416,352
Product sales.............................    8,139     18,699       25,928          39,464           48,372
                                            -------   --------     --------        --------        ---------
         Total revenues...................   57,855    110,859      149,957         289,364          464,724
Net book value of products sold...........   (6,962)   (15,527)     (21,633)        (29,948)         (31,791)
                                            -------   --------     --------        --------        ---------
                                             50,893     95,332      128,324         259,416          432,933
Operating expenses:
Service, rent and maintenance.............   10,632     20,080       29,696          69,254          115,432
Selling and marketing.....................    7,313     15,546       24,101          53,802           73,546
General and administrative(a).............   16,796     33,985       42,905          73,753          121,644
Depreciation and amortization.............   13,829     31,504       58,196          91,699          234,948
                                            -------   --------     --------        --------        ---------
Loss from operations......................    2,323     (5,783)     (26,574)        (29,092)        (112,637)
Interest and other income (expense)(b)....      161        314         (607)            156              849
Interest expense..........................   (3,726)   (12,533)     (20,424)        (36,248)         (64,448)
                                            -------   --------     --------        --------        ---------
Loss before income tax benefit and
  extraordinary item......................   (1,242)   (18,002)     (47,605)        (65,184)        (176,236)
Income tax provision benefit..............      152        595        1,021           4,861           47,094
                                            -------   --------     --------        --------        ---------
Loss before extraordinary item............   (1,090)   (17,407)     (46,584)        (60,323)        (129,142)
Extraordinary item(b).....................   (1,309)    (2,695)      (3,675)             --               --
                                            -------   --------     --------        --------        ---------
    Net loss..............................   (2,399)   (20,102)     (50,259)        (60,323)        (129,142)
Preferred dividends.......................       --         --         (780)         (7,750)         (11,767)
                                            -------   --------     --------        --------        ---------
    Loss attributable to common
      stockholders........................  $(2,399)  $(20,102)    $(51,039)       $(68,073)       $(140,909)
                                            =======   ========     ========        ========        =========
    Loss per share attributable to common
      stockholders:
Loss per share before extraordinary item
  attributable to common stockholders.....  $ (0.14)  $  (1.49)    $  (2.91)       $  (2.51)       $   (3.43)
    Extraordinary item, net of income tax
      benefit.............................    (0.16)     (0.23)       (0.23)             --               --
                                            -------   --------     --------        --------        ---------
    Loss per share attributable to common
      stockholders........................  $ (0.30)  $  (1.72)    $  (3.14)       $  (2.51)       $   (3.43)
                                            -------   --------     --------        --------        ---------

---------------

(a) Includes the impact of one-time, non-recurring amounts for severance and other compensation costs incurred as part of a management reorganization of approximately $2.0 million in fiscal year 1995.

(b) In fiscal years 1994 and 1995, we refinanced balances outstanding under our then existing credit facilities and recorded extraordinary items of $1.3 million and $2.7 million, respectively, representing charges to expense unamortized deferred financing costs and other costs, net of any income tax benefits, related to those credit facilities. In 1996, we recorded an extraordinary item for costs of approximately $3.7 million paid to purchase the A+ Network 11 7/8% senior subordinated notes outstanding. In 1995, we incurred breakage fees of approximately $1.7 million associated with the termination of two interest rate swap agreements, which have been included in interest and other income (expense).

You should find the definitions below useful in understanding Metrocall's operating and other data:

- EBITDA means earnings before interest, taxes, depreciation and amortization, and certain one-time charges. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. Metrocall believes EBITDA can be used to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA as defined by Metrocall is used in its credit facility and indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA as defined by Metrocall may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources" included in our Annual Report on Form 10-K for the year ended December 31, 1998. In 1995, EBITDA excludes non-recurring amounts of approximately $2.0 million incurred as part of a management reorganization.

- EBITDA margin is calculated by dividing EBITDA by the amount of total revenues less the net book value of products sold.

- ARPU is average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such as telemessaging, long distance and cellular telephone.

- Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period. For this calculation, operating expenses exclude non-recurring amounts for severance and other compensation costs incurred as part of a management reorganization of approximately $2.0 million in 1995.

                                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                           1994(a)      1995         1996            1997           1998(a)
                                           --------   --------   -------------   -------------   -------------
                                                                 (AS RESTATED)   (AS RESTATED)   (AS RESTATED)
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA)
OPERATING AND OTHER DATA:
Net cash provided by operating
  activities.............................  $ 11,796   $ 14,000    $   15,608      $   27,166      $   41,154
Net cash used in investing activities....   (19,227)   (44,528)     (327,904)       (176,429)       (191,747)
Net cash provided by financing
  activities.............................     9,190    151,329       199,639         163,242         134,133
EBITDA(d)................................    16,152     27,771        31,622          62,607         122,311
EBITDA margin(d)(e)......................      31.7%      29.1%         24.6%           24.1%           28.3%
ARPU(f)..................................     10.53       9.15          8.01            8.25            7.57
Average monthly operating expense per
  unit(g)................................      7.36       6.71          6.35            6.74            5.71
Units in service (end of period)(a)......   755,546    944,013     2,142,351       4,030,836       5,659,550
Units in service per employee (end of
  period)................................     1,007      1,047         1,086           1,366           1,512
Capital expenditures.....................    19,091     44,058        62,110          69,935          78,658
                                           --------   --------    ----------      ----------      ----------

                                                   1994       1995        1996         1997         1998
                                                 --------   --------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)......................  $ (5,277)  $116,009   $   (8,396)  $  (36,747)  $  (41,828)
Cash and cash equivalents......................     2,773    123,574       10,917       24,896        8,436
Total assets...................................   200,580    340,614      645,488    1,078,023    1,251,038
Total long-term debt, net of current portion...   101,346    153,803      327,092      598,989      742,563
Total stockholders' equity.....................    68,136    155,238      165,169      170,505       33,780

                                    PART II

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

ACQUIRED COMPANY                               ACQUISITION DATE     NUMBER OF SUBSCRIBERS
----------------                               -----------------    ---------------------
Parkway......................................  July 16, 1996                140,000
Satellite....................................  August 30, 1996              100,000
A+ Network...................................  November 15, 1996            660,000
Page America.................................  July 1, 1997                 198,000
ProNet.......................................  December 30, 1997          1,286,000
AMD..........................................  October 2, 1998            1,215,000
                                                                          ---------
          Total..............................                             3,599,000
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

     Synergies. As Metrocall continues to integrate AMD's paging operations with its own paging operations, it expects to realize synergies as a combined company. For example, AMD provided nationwide paging services without the benefit of a nationwide network. As a result, AMD spent $29.3 million in 1997 reselling other carriers' services, which adversely affected its margins. Over time, the Company expects to switch a portion of AMD's customers to its nationwide network, which will reduce third-party costs and increase the utilization of its network. Metrocall expects to realize approximately $8.5 million in annual cost savings by increasing utilization of our network and from the elimination of duplicative AMD functions like executive staffing, finance and other positions. The Company expects to complete the integration of AMD by the fourth quarter of 1999. Metrocall cannot assure you that it will be able to integrate AMD successfully or achieve the expected synergies.

     Metrocall's growth, whether internal or through consolidation, requires significant capital investment for paging equipment and technical infrastructure. The Company also purchases pagers for that portion of its subscriber base to which it leases pagers. During the year ended December 31, 1998, capital expenditures totaled $78.7 million, which included approximately $51.4 million for pagers, representing increases in pagers on hand and net increases and maintenance to the pager base. Metrocall estimates that capital expenditures for the year ending December 31, 1999 will approximate $80.0 million, primarily for paging equipment paging, and transmission equipment and information systems enhancements.

     Metrocall expects that its capital expenditures for the year ending December 31, 1999 will be financed through a combination of operating cash flow and borrowings under its credit facility.

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

                                                    % OF                      % OF        INCREASE
REVENUES                               1997       REVENUES       1998       REVENUES    OR (DECREASE)
--------                            ----------    --------    ----------    --------    -------------
Service, rent and maintenance.....  $  249,900      96.3      $  416,352      96.2       $  166,452
Product sales.....................      39,464      15.2          48,372      11.1            8,908
                                    ----------     -----      ----------     -----       ----------
          Total revenues..........     289,364     111.5         464,724     107.3          175,360
Net book value of products sold...     (29,948)    (11.5)        (31,791)     (7.3)           1,843
                                    ----------     -----      ----------     -----       ----------
          Net revenues............  $  259,416     100.0      $  432,933     100.0       $  173,517
ARPU..............................  $     8.25                $     7.57                 $    (0.68)
Number of subscribers.............   4,030,836                 5,659,550                  1,628,714

     Service, rent and maintenance revenues. Service, rent and maintenance revenues increased approximately $166.5 million from $249.9 million in 1997 to $416.4 million in 1998. The increase in revenues was primarily due to the 40.4% growth in the Company's subscriber base. In 1998, Metrocall added approximately 414,000 subscribers or 10.3% through internal growth and added approximately 1.2 million subscribers or 30.1% through the AMD acquisition. Also in 1998 service, rent and maintenance revenues included those revenues generated from the 1.3 million subscriber base acquired in the December 30, 1997 ProNet merger for which no revenues were recognized during 1997 and the 1.2 million subscribers Metrocall acquired from the AMD acquisition on October 2, 1998. The decline in monthly ARPU of $0.68 per unit from 1997 to 1998 was attributable to the Company's subscriber distribution mix and the related increase in subscribers in its lower ARPU indirect reseller distribution channel. The decline in ARPU was partially offset by the increase in the Company's rental base due to the AMD acquisition, as AMD had higher revenue rental subscribers. Factors affecting ARPU in future periods include, among other things, distribution mix of new subscribers, competition and new technologies. Metrocall cannot assure that ARPU will not decline in future periods.

     Product sales revenues. Product sales revenues which primarily includes sales of pagers increased approximately $8.9 million from $39.5 million in 1997 to $48.4 million in 1998 and decreased as a percentage of net revenues from 15.2% in 1997 to 11.2% in 1998. Net book value of products sold increased approximately $1.8 million from $29.9 million in 1997 to $31.8 million in 1998 and decreased as a percentage of net revenues from 11.5% in 1997 to 7.3% in 1998. The increase in product sales revenues was directly attributable to higher unit sales and greater geographic penetration related to the ProNet merger and the AMD acquisition.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1997 and 1998.

                                                       % OF                    % OF
OPERATING EXPENSES                         1997      REVENUES      1998      REVENUES    INCREASE
------------------                       --------    --------    --------    --------    --------
Service, rent and maintenance..........  $ 69,254      26.7      $115,432      26.7      $ 46,178
Selling and marketing..................    53,802      20.7        73,546      17.0        19,744
General and administrative.............    73,753      28.5       121,644      28.1        47,891
Depreciation and amortization..........    91,699      35.3       234,948      54.3       143,249
                                         --------     -----      --------     -----      --------
                                         $288,508     111.2      $545,570     126.1      $257,062
                                         ========     =====      ========     =====      ========

OPERATING EXPENSES PER UNIT IN SERVICE                        1997     1998     $ DECREASE
--------------------------------------                        -----    -----    ----------
Monthly service, rent and maintenance.......................  $2.37    $2.12      $(0.25)
Monthly selling and marketing...............................   1.84     1.35       (0.49)
Monthly general and administrative..........................   2.53     2.24       (0.29)
                                                              -----    -----      ------
Average monthly operating costs.............................  $6.74    $5.71      $(1.03)
                                                              =====    =====      ======

     Overall in 1998, Metrocall experienced an $1.03 reduction in average monthly operating expense per unit. As discussed below, the Company's operating results in 1998 included the operating expenses of Page America and ProNet for a full fiscal year. In addition, the Company's 1998 operating results include the operating expenses of AMD from the October 2, 1998 acquisition date. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $46.2 million from $69.3 million in 1997 to $115.4 million in 1998. Metrocall's service, rent and maintenance expenses increased in 1998 because they included the service, rent and maintenance expenses of Page America and ProNet for a complete fiscal year ($37.7 million) and the expenses of AMD for the fourth quarter of 1998 ($15.2 million). Exclusive of the impact of the ProNet merger and the Page America and AMD acquisitions, service, rent and maintenance expenses in 1998 remained relatively flat compared to 1997 expenses with increases in tower rents and network repairs and maintenance expenses being partially offset by a decrease in expenses due to the divesture of Metrocall's telemessaging operations during 1997 for which no expenses were recognized in 1998. Average monthly service, rent and maintenance expense per unit slightly declined in 1998 as a result of the higher average subscriber base throughout 1998. As Metrocall continues to expand its networks in order to serve more subscribers and offer advanced messaging capabilities, these expenses may increase.

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

     The following table indicates the recorded balances of certain intangible assets, by acquisition, held by Metrocall at December 31, 1997, immediately before the change in the amortization period for these assets:

(DOLLARS IN THOUSANDS)
     ACQUISITION        ACQUISITION DATE   GOODWILL   FCC LICENSES   SUBSCRIBER BASE
     -----------        ----------------   --------   ------------   ---------------
Parkway                 July 16, 1996      $ 12,966     $ 18,364        $  1,957
Satellite               August 30, 1996       2,334       19,412           2,141
A+ Network              November 15, 1996   117,905      110,697          19,876
Page America            July 1, 1997              0       30,364          29,533
ProNet                  December 30, 1997    20,706       71,475         205,582
Other acquisitions                           39,942       62,561           5,400
                                           --------     --------        --------
                                           $193,853     $312,873        $264,489
                                           ========     ========        ========

     Metrocall reduced the period of amortization for amounts allocated to goodwill from 15 to 25 years to 10 years for each of its acquisitions because of the effects of technological and competitive pressures that had impacted the industry and that were expected to continue. For instance, during late 1997 and early 1998, technological developments occurred with respect to advanced messaging devices and products which would compete against the traditional paging businesses that Metrocall had acquired in 1996 and 1997. Accordingly, Metrocall believed that the estimated useful life of the underlying goodwill recorded from its acquisitions was shortened due to these technological developments and the risks of increased competition and marketing pressures on its traditional paging business. Metrocall also reduced the number of years it amortized the balances of its subscriber bases acquired with each acquisition because of the continued and heightened competitive pressures that it had experienced and that were evident in the one-way paging industry and the technological developments in the industry that it believed would create new products and services, which would compete with Metrocall's paging services. Metrocall believes the revision in its estimated lives was necessary to ensure that the recorded balances of these intangible assets and the change to a ten year amortization period for goodwill and three year amortization period for its subscriber bases appropriately match the value and future benefits of these assets.

     Metrocall also reduced the period that it amortized amounts paid for FCC licenses from 25 years to 10 years as a result of the new FCC auction rules and other regulatory changes that occurred during 1997 and early 1998. The revised amortization period now matches the 10 year FCC holding period on most licenses. Metrocall believed that it was necessary to conform and limit its amortization period to the FCC initial holding period for these licenses because of the effects of the increased competition in the license auction process, the site build-out requirements imposed on newly awarded licenses and the trade-in provisions for wide-area licenses all of which could limit the period of time that Metrocall holds a specific license.

                                                                                         $
OTHER                                                          1997        1998       INCREASE
-----                                                        --------    ---------    --------
Interest and other income, net.............................  $    156    $     849    $   693
Interest expense...........................................   (36,248)     (64,448)    28,200
Income tax benefit.........................................     4,861       47,094     42,233
Net loss...................................................   (60,323)    (129,142)    68,819
Preferred dividends........................................    (7,750)     (11,767)     4,017
EBITDA.....................................................    62,607      122,311     59,704

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

     Net loss. Metrocall's net loss increased approximately $68.8 million from $60.3 million in 1997 to $129.1 million in 1998. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the ProNet merger and the Page America and AMD acquisitions offset by increases in net revenues related to an increase in the Company's subscriber base as a result of internal growth and its recent merger and acquisitions.

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

     EBITDA. The increase in EBITDA in 1998 of approximately $59.7 million was primarily the result of the increase in revenues in 1998 offset to a lesser extent by the increase in operating expenses. Metrocall's EBITDA margin improved from 24.1% in 1997 to 28.3% in 1998.

  Year Ended December 31, 1997 Compared With December 31, 1996

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1996 and 1997.

                                                    % OF                      % OF
REVENUES                               1996       REVENUES       1997       REVENUES     INCREASE
--------                            ----------    --------    ----------    --------    ----------
Service, rent and maintenance.....  $  124,029      96.7      $  249,900      96.3      $  125,871
Product sales.....................      25,928      20.2          39,464      15.2          13,536
                                    ----------     -----      ----------     -----      ----------
          Total revenues..........     149,957     116.9         289,364     111.5         139,407
Net book value of products sold...     (21,633)    (16.9)        (29,948)    (11.5)          8,315
                                    ----------     -----      ----------     -----      ----------
          Net revenues............  $  128,324     100.0      $  259,416     100.0      $  131,092
ARPU..............................  $     8.01                $     8.25                $     0.24
Number of Subscribers.............   2,142,351                 4,030,836                 1,888,485

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

                                                       % OF                    % OF
OPERATING EXPENSES                         1996      REVENUES      1997      REVENUES    INCREASE
------------------                       --------    --------    --------    --------    --------
Service, rent and maintenance..........  $ 29,696      23.1      $ 69,254      26.7      $ 39,558
Selling and marketing..................    24,101      18.8        53,802      20.7        29,701
General and administrative.............    42,905      33.4        73,753      28.5        30,848
Depreciation and amortization..........    58,196      45.4        91,699      35.3        33,503
                                         --------     -----      --------     -----      --------
                                         $154,898     120.7      $288,508     111.2      $133,610
                                         ========     =====      ========     =====      ========

                                                                                  INCREASE
OPERATING EXPENSES PER UNIT IN SERVICE                        1996     1997     OR (DECREASE)
--------------------------------------                        -----    -----    -------------
Monthly service, rent and maintenance.......................  $1.95    $2.37       $ 0.42
Monthly selling and marketing...............................   1.58     1.84         0.26
Monthly general and administrative..........................   2.82     2.53        (0.29)
                                                              -----    -----       ------
Average monthly operating expense...........................  $6.35    $6.74       $ 0.39

     Overall in 1997, Metrocall experienced a $0.39 increase in average monthly operating expense per unit. As discussed below, the Company's operating results in 1997 included the operating expenses of the 1996 acquisitions of Parkway, Satellite, and A+ Network for a full fiscal year. In addition, the operating results include the operating expenses of Page America from the July 1, 1997 acquisition date.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $39.6 million from $29.7 million in 1996 to $69.3 million in 1997 and increased as a percentage of net revenues from 23.1% in 1996 to 26.7% in 1997. In 1997, the overall increases in service, rent and maintenance expenses and as a percentage of revenues were attributable to the acquisitions of Parkway ($1.1 million), Satellite ($1.3 million), A+ Network ($22.7 million) and Page America ($2.6 million) completed during 1996 and 1997. Additional increases were primarily due to increased site rental costs ($3.1 million) and increased personnel costs ($1.7 million) partially offset by reductions in third party carrier costs ($1.9 million). The monthly service, rent and maintenance expense per unit increased by $0.42 per unit as a result of the above items.

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

                                                                                     INCREASE OR
OTHER                                                          1996        1997      (DECREASE)
-----                                                        --------    --------    -----------
Interest and other income (expense)........................  $   (607)   $    156      $   763
Interest expense...........................................   (20,424)    (36,248)      15,824
Income tax benefit.........................................     1,021       4,861        3,840
Extraordinary item.........................................    (3,675)         --       (3,675)
Net loss...................................................   (50,259)    (60,323)      10,064
Preferred dividends........................................      (780)     (7,750)       6,970
EBITDA.....................................................    31,622      62,607       30,985

     Interest expense. The increase in interest expense of approximately $15.8 million in 1997 was due to a higher average level of debt outstanding during 1997 primarily associated with the financing of the 1996 and 1997 acquisitions.

     Net loss. Metrocall's net loss increased approximately $10.0 million from $50.3 million in 1996 to $60.3 million in 1997. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the Parkway, Satellite and A+ Network and Page America acquisitions offset by increases in net revenues related to an increase in the Company's subscriber base as a result of internal growth and the 1996 and 1997 mergers and acquisitions.

     Preferred dividends. The increase in preferred dividends in 1997 of approximately $7.0 million was the result of an increase in dividends paid to the holders of the Series A Preferred ($6 million) and dividends paid to the holders of the Series B Preferred ($1 million).

     EBITDA. EBITDA increased approximately $31.0 million from $31.6 million in 1996 to $62.6 million in 1997. EBITDA margin decreased from 24.6% in 1996 to 24.1% in 1997.

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

  Working Capital

     Working capital (defined as current assets less current liabilities) was a deficit of $41.8 million and $36.7 million in 1998 and 1997, respectively. In 1998, current assets increased by approximately $0.6 million, primarily as a result of increases in trade receivables and other current assets acquired in the AMD acquisition offset by lower cash balances. Current liabilities increased by approximately $5.7 million as a result of higher deferred revenue due to a higher number of subscribers offset by lower other current liabilities.

LONG-TERM DEBT

     At December 31, 1998 and 1997, long-term debt consisted of:

                                                                    INCREASE OR
LONG-TERM DEBT                                1997        1998      (DECREASE)
--------------                              --------    --------    -----------
Borrowings under the credit facility......  $141,165    $ 40,000     $(101,165)
Senior subordinated notes.................   452,534     698,544       246,010
Capital leases and other debt.............     6,242       4,790        (1,452)
                                            --------    --------     ---------
          Total long-term debt............  $599,941    $743,334     $ 143,393
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

RISK FACTORS

RISKS TO THE BUSINESS -- METROCALL'S BUSINESS MIGHT BE ADVERSELY AFFECTED BY FACTORS BEYOND ITS CONTROL.

     Metrocall believes that its future operating results and funds generated from operations and available under its credit facility will be sufficient to meet general corporate requirements and planned capital expenditures for the foreseeable future. Metrocall however cannot identify nor can it control all circumstances that could occur in the future that may adversely affect its business and results of operations. Some of the circumstances that may occur and may impair Metrocall's business are described below. If any of the following circumstances were to occur, Metrocall's business, financial conditions or results of operations could be materially adversely affected.

OPERATING LOSSES -- METROCALL HAS A HISTORY OF OPERATING LOSSES AND EXPECTS TO CONTINUE TO INCUR OPERATING LOSSES IN THE FUTURE. AS A RESULT, WE MAY NOT BE ABLE TO MEET OUR CASH NEEDS FROM OPERATIONS OR PAY OUR DEBT OBLIGATIONS.

     Metrocall historically has had operating losses and expects these losses to continue. These losses make it more difficult for us to meet our cash and other working capital needs, to support our business operations and to pay our debt obligations as they become due because we must rely on our ability to obtain financing or we must try to generate additional revenue. The losses have resulted because Metrocall has focused mainly on its consolidation and growth strategies and its capital expenditure requirements, instead of focusing mainly on current earnings. Metrocall has sustained net losses of $50.3 million, $60.3 million and $129.1 million for fiscal years 1996, 1997 and 1998. At December 31, 1998, Metrocall's accumulated deficit was approximately $306.9 million and its working capital deficit was $41.8 million. Metrocall expects to continue to incur losses from operations in the future because its business requires substantial funds for capital expenditures and acquisitions, both of which cause significant depreciation and amortization expenses. In addition, we have substantial levels of borrowing, which causes significant interest expense, expected to be outstanding in the foreseeable future. We cannot assure you that we can reverse operating losses and achieve profitability in the future. We cannot assure you that we will be able to meet all of our cash and other working capital needs from operations in the future.

ABILITY TO COVER FIXED CHARGES -- METROCALL'S EARNINGS HAVE HISTORICALLY BEEN INSUFFICIENT TO COVER FIXED CHARGES AND AS A RESULT METROCALL MIGHT NEED TO BORROW ADDITIONAL AMOUNTS IN THE FUTURE.

     In previous fiscal years, Metrocall's earnings have been insufficient to cover its fixed charges. Fixed charges, as well as capital expenditure requirements and other interest expense obligations, may cause Metrocall to borrow additional amounts in the future.

     Fixed charges primarily include interest expenses related to its long-term debt. The insufficient amount of earnings is primarily attributable to Metrocall's history of significant net losses. The chart below shows the extent to which fixed charges exceed earnings.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1994       1995       1996       1997       1998
                                          -------   --------   --------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Amount of fixed charges................   $ 4,605   $ 14,171   $ 23,206   $ 43,213   $  76,454
Deficiency of earnings to fixed
  charges..............................    (1,242)   (18,002)   (47,605)   (65,184)   (176,236)

     In addition to the amount required to cover its fixed charges, Metrocall's business requires substantial funds for capital expenditures for paging and other wireless messaging equipment and for payment of significant interest expenses associated with its substantial levels of borrowings. The substantial amount of funds associated with Metrocall's business may require it to incur additional borrowings from time to time. For 1999, Metrocall believes it will need to borrowing additional amounts under its credit facility but does not expect that amount to exceed approximately $40.0 million to $45.0 million.

SUBSTANTIAL AMOUNT OF INDEBTEDNESS -- OUR SUBSTANTIAL AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS, LIMIT OUR ABILITY TO USE DEBT TO FUND FUTURE CAPITAL NEEDS AND PREVENT US FROM MEETING OUR OBLIGATIONS UNDER OUR DEBT INSTRUMENTS.

     Metrocall has a substantial amount of indebtedness. The following chart sets forth important credit information:

                                                            AT DECEMBER 31, 1998
                                                            --------------------
Total indebtedness........................................     $743.3 million
Stockholders' equity......................................       33.8 million
Debt to equity ratio......................................              22.0x

     Our substantial indebtedness, along with the net operating losses and working capital deficits we have sustained in recent periods, could adversely affect our business. For example, it may:

     - make it more difficult for us to satisfy our debt;

     - require Metrocall to dedicate a substantial portion of our operating cash flows from operations to pay interest expense;

     - limit our ability to react to changes in market conditions, changes in our industry and economic downturns;

     - place Metrocall at a competitive disadvantage with respect to its ability to finance future acquisitions or capital expenditures compared to its competitors that have less debt;

     - limit our ability to borrow additional funds; and

     - cause Metrocall to be vulnerable to increases in interest rates because its indebtedness under the credit facility bears interest at floating rates, only a portion of which is hedged.

     Our senior loan agreement and other debt allow us to incur more debt. At March 31, 1999, our senior loan covenants would permit us to borrow an additional $63.0 million. Further borrowings could increase these risks.

OPERATING AND FINANCIAL RESTRICTIONS -- METROCALL'S DEBT AGREEMENTS IMPOSE OPERATING AND FINANCIAL RESTRICTIONS. IF METROCALL FAILS TO COMPLY WITH THESE RESTRICTIONS, THE HOLDERS OF THE DEBT COULD DEMAND THAT METROCALL PAY THEM IMMEDIATELY.

     Metrocall's debt agreements impose significant operating and financial restrictions. If we fail to comply with these restrictions, we would be in default under the debt agreements and holders of the debt could demand that we pay them immediately. If the debt holders were to demand immediate payment, we cannot assure you that we would be able to pay or refinance the debt on acceptable terms to us. In addition, if we fail to comply with a restriction in our credit facility, the lenders under that credit facility could proceed against the assets of Metrocall, which we pledged to the lenders as collateral for the payment of the debt.

     The restrictions in the debt agreements significantly limit or prohibit, among other things:

     - our ability to incur additional debt and particular types of debt,

     - pay cash dividends,

     - repurchase or redeem our capital stock,

     - make investments or other payments,

     - create security interests,

     - engage in transactions with stockholders or affiliates,

     - sell assets,

     - issue or sell stock of subsidiaries,

     - merger or consolidate with other companies.

     In addition, we must comply with the financial ratios in our credit facility and the restrictions imposed by our preferred stock. We cannot assure you that we will be able to meet these financial ratios and restrictions in the future.

INTANGIBLE ASSETS -- MOST OF METROCALL'S ASSETS ARE INTANGIBLE ASSETS WHOSE VALUE MAY DECREASE FROM FACTORS BEYOND METROCALL'S CONTROL. IF THE VALUE OF THOSE ASSETS WERE TO DECREASE AND METROCALL WERE REQUIRED TO SATISFY ITS DEBT OBLIGATIONS BASED ON ITS ASSETS' VALUE, METROCALL MIGHT NOT BE ABLE TO SATISFY THOSE DEBT OBLIGATIONS.

     Most of Metrocall's assets are intangible assets. primarily FCC licenses and certificates, goodwill, subscriber lists and deferred financing costs. At December 31, 1998, our total assets were approximately $1,251.0 million, of which net intangible assets were approximately $894.7 million. If we were required to satisfy our obligations under our credit facility because, for example, we defaulted under our debt agreements, became insolvent or were liquidated, and our lenders under our credit facility proceeded against our assets to satisfy those obligations, the value of our assets might not be sufficient to satisfy those obligations. The reason the value of our assets might be insufficient is because the value of intangible assets could be impaired by factors beyond our control, such as changes in technology, regulation, available financing or competitive pressures. We cannot assure you that the value of our assets is or will be sufficient to repay our debt obligations under our credit facility.

ADDITIONAL COMPETITION DUE TO TECHNOLOGICAL DEVELOPMENTS -- TECHNOLOGICAL DEVELOPMENTS COULD LEAD TO INCREASED COMPETITION TO METROCALL.

     Future technological developments in the wireless communications industry, such as narrowband PCS and broadband PCS, could create new services or products that compete with our paging and wireless messaging services. See "Competition" in Part I, Item 1 for a discussion of these developments. That increased competition might result in loss of existing or future subscribers, loss of revenues and increase in expenses to stay competitive.

     Developments in narrowband PCS, which provides advanced messaging capabilities, could lead to increased competition. Some of our largest competitors in the conventional paging market have narrowband PCS licenses, which permit them to provide advanced messaging services on a nationwide basis. We expect other companies to offer advanced messaging services and, as a result, our growth in terms of subscriber base might be impaired. We intend to offer advanced messaging services through our PageMart alliance in early 1999, but the success of our offering of these services depends on several factors. Those factors include market acceptance, cost of equipment and other capital requirements, technological changes in wireless messaging services, competitors' marketing and sales strategies, regulatory developments and general economic conditions. These factors are beyond our control. We cannot assure you that our offering of advanced messaging services will be beneficial to our business operations or financial condition.

     Development of broadband PCS could also lead to increased competition. Many companies now provide wireless telephone service using broadband PCS technology and either have begun or will begin providing paging services. As a result, we might experience loss in subscribers, loss in revenues and increase in costs to stay competitive.

     Other changes in technology could lower the cost of competing services and products to a level at which our services and products would become too costly to offer or produce or would require us to reduce our prices. We cannot assure you that we will be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, nor can we assure you that our profit margins, inventory costs and cash flows will not be adversely affected by technological developments.

SATELLITE FAILURES -- METROCALL'S ABILITY TO DELIVER PAGING AND MESSAGING SERVICES COULD BE INTERRUPTED IF SATELLITE FAILURES OCCUR.

     Metrocall relies on satellite facilities operated by other companies to control many of the transmitters on our nationwide and wide-area networks. Any interruptions in satellite transmissions might result in loss of subscribers, loss of revenues and increased costs to find alternative ways to respond to the interruptions. Metrocall has no control over the operation and maintenance of those satellite facilities. Metrocall also uses land-based communications facilities such as microwave stations and landline telephone facilities to connect and control the paging base station transmitters in its networks. The failure or disruption of transmissions by these satellite and other facilities could disrupt our paging and messaging services and impair our results of operations. Metrocall recently initiated paging and messaging service through a satellite facility in California. Metrocall transmits a majority of its paging traffic through this facility. Any interruptions in satellite transmissions from this facility could adversely affect Metrocall's ability to gain more subscribers and increase its revenues.

SUBSCRIBER TURNOVER -- WHEN SUBSCRIBERS CANCEL OR SWITCH THEIR SERVICE, THE COST TO ATTRACT NEW SUBSCRIBERS IS HIGHER THAN THE COST TO PROVIDE SERVICE TO EXISTING SUBSCRIBERS AND AS A RESULT ADVERSELY AFFECTS METROCALL'S RESULTS OF OPERATIONS.

     Subscriber turnover adversely affects our results of operations because it increases our fixed costs. When subscribers cancel their paging or other messaging services or switch their service to another carrier, we attempt to attract new subscribers to replace the disconnected subscribers. The sales and marketing costs associated with attracting new subscribers exceed the costs to continue servicing existing subscribers and increase our high fixed costs. For the twelve months ended December 31, 1996, 1997 and 1998, our subscriber turnover rates were 2.1%, 2.5% and 1.7%, respectively.

REGULATORY CHANGES AND COMPLIANCE -- CHANGES IN THE REGULATIONS THAT GOVERN METROCALL'S BUSINESS MIGHT MAKE IT MORE DIFFICULT OR COSTLY TO OPERATE ITS BUSINESS OR TO COMPLY WITH ITS CHANGES.

     The FCC and to a lesser extent state regulatory agencies regulate Metrocall's paging and messaging operations. Those agencies might take actions, such as changing licensing requirements or the allocation of radio spectrum that would make it more difficult or costly for Metrocall to operate its business. For example, the FCC has adopted rules under which it will issue licenses that would permit companies increase operating expenses to offer paging services on a wide-area basis through competitive bidding. Metrocall believes these rules may simplify its regulatory compliance burdens, particularly regarding adding or relocating transmitter sites; however, those rules may also increase its costs of obtaining paging licenses in the future. In addition, we cannot assure you that we will be able to comply with all changes implemented by the agencies regulating our business, such as changes in licensing or build-out requirements.

CHALLENGES OF ACQUISITIONS -- METROCALL MIGHT NOT BE ABLE TO IDENTIFY OR FINANCE BUSINESSES TO ACQUIRE. METROCALL MAY NOT BE ABLE TO INTEGRATE SUCCESSFULLY BUSINESSES IT HAS ALREADY ACQUIRED OR MANAGE ITS EXISTING BUSINESSES OPERATIONS AS IT ACQUIRES AND INTEGRATES BUSINESS.

     Metrocall might not be able to execute its growth strategy in the future if it is unable to identify attractive businesses to acquire, to finance potential acquisitions and to integrate acquired businesses. Even if Metrocall can pursue an acquisition, it would encounter many obstacles before the acquisition could be successful and increase its revenues or decrease its costs. The challenges of acquisitions include:

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

     If Metrocall is unsuccessful in meeting these challenges, its business could suffer because of the diversion of management's attention away from existing operations and the increase in costs. Metrocall is currently in the process of integrating the recent acquisition of the Advanced Messaging Division of AT&T Wireless. That acquisition poses certain risks for Metrocall's business, e.g., the paging systems it acquired may not perform as expected; it may face difficulties integrating the development, administrative, finance, sales and marketing organizations of Advanced Messaging Division into its organizations; Metrocall may face difficulties in integrating Advanced Messaging Division's communications networks with its own networks and coordinating its and Advanced Messaging Division's sales efforts. Metrocall also must reassure Advanced Messaging Division's customers that their paging services will continue uninterrupted.

DEPENDENCE ON KEY MANAGEMENT PERSONNEL -- IF METROCALL IS UNABLE TO RETAIN KEY MANAGEMENT PERSONNEL, IT MIGHT NOT BE ABLE TO FIND SUITABLE REPLACEMENTS ON A TIMELY BASIS AND ITS BUSINESS OPERATIONS MIGHT BE ADVERSELY AFFECTED.

     Metrocall's existing operations and continued future development are dependent to a significant extent upon the efforts and abilities of certain key individuals, including William L. Collins III, its chief executive officer, Steven D. Jacoby, its chief operating officer, and Vincent D. Kelly, its chief financial officer. These individuals have substantial expertise and experience in the paging and messaging industry, know the intricacies of Metrocall's business operations and have insights into the future developments and goals of the business. If Metrocall is unable to retain these individuals, it is unlikely Metrocall could find individuals to replace them that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if Metrocall could find replacements, its business would be impaired from the disruption associated with changes in management. For example, Metrocall is largely dependent on these individuals in pursuing its growth and consolidation strategies and in integrating successfully acquired businesses such as Advanced Messaging Division. As a result, Metrocall's business operations could be adversely affected. Metrocall has employment contracts with the named individuals but does not have non-competition contracts with or "key man"' life insurance for any of them.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Metrocall is exposed to risks associated with interest rate changes. We do not foresee any significant changes on our exposure to fluctuations in interest rates in the near future. At December 31, 1998, our total outstanding debt consisted of five issues of fixed rate, senior subordinated notes and our credit facility, which has a variable interest rate:

FIXED RATE DEBT:

                                      EFFECTIVE                INTEREST PAYMENTS
PRINCIPAL BALANCE     FAIR VALUE    INTEREST RATE   MATURITY          DUE
-----------------   --------------  -------------   --------   -----------------
$100.0 million      $104.0 million     11.88%         2005       Semi-Annually
$  0.3 million      $  0.3 million     11.88%         2005       Semi-Annually
$150.0 million      $147.0 million     10.66%         2007       Semi-Annually
$200.0 million      $190.0 million     10.05%         2007       Semi-Annually
$250.0 million      $253.8 million     11.35%         2008       Semi-Annually

     No principal repayments are due under these notes until maturity. If at maturity we refinanced these notes at interest rates that are a 1/8 percentage point higher than shown above, our per annum interest costs would increase by $0.9 million. Based on the outstanding balances at December 31, 1998, a hypothetical immediate 1/8 percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $4.4 million.

VARIABLE RATE DEBT:

                                   WEIGHTED AVERAGE
PRINCIPAL BALANCE    FAIR VALUE     INTEREST RATE     MATURITY   INTEREST PAYMENTS DUE
-----------------   -------------  ----------------   --------   ---------------------
$40.0 million       $40.0 million        7.62%          2004           Quarterly

     Our credit facility bears interest at floating rates and has a maturity of 2004. As of December 31, 1998, $40.0 million was outstanding under the credit facility and approximately $160.0 million was available. Based on weighted average borrowings outstanding under the credit facility during fiscal year 1998, a 1/8 percentage point change in our weighted average interest rate would have caused interest expense to increase or decrease by approximately $0.2 million. Repayments under the credit facility may be made at anytime without penalty.

     Metrocall currently has an interest rate cap agreement in place that caps its interest rate on its floating rate debt at 8 1/2% on up to $50.0 million of outstanding borrowings. This agreement expires April 2, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DESCRIPTION                           PAGE
                        -----------                           ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................   F-2
  Consolidated Balance Sheets, as of December 31, 1997 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996, 1997 and 1998.................   F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1996, 1997 and 1998.....   F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996, 1997 and 1998.................   F-6
  Notes to Consolidated Financial Statements................   F-7
FINANCIAL STATEMENT SCHEDULE:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  F-27
  Schedule II Valuation and Qualifying Accounts.............  F-28

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  FINANCIAL STATEMENTS

     The following financial statements are included in Part II Item 8

DESCRIPTION                                                   PAGE
-----------                                                   ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................   F-2
  Consolidated Balance Sheets, as of December 31, 1997 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996, 1997 and 1998.................   F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1996, 1997 and 1998.....   F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996, 1997 and 1998.................   F-6
  Notes to Consolidated Financial Statements................   F-7
FINANCIAL STATEMENT SCHEDULE:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  F-27
  Schedule II Valuation and Qualifying Accounts.............  F-28

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

  (c)  EXHIBITS

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, Inc.
          (Metrocall).*
 3.2      Eighth Amended and Restated Bylaws of Metrocall.*
 4.1      Indenture for Metrocall 11% Senior Subordinated Notes due
          2008, dated as of December 22, 1998.(a)
 4.2      Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997.(b)
 4.3      Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995.(c)
 4.4      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior
          Subordinated Notes due 2005 ("ProNet Notes") dated June 15,
          1995.(d)
 4.5      Supplemental Indenture dated May 28, 1996 for ProNet Notes.*
 4.6      Second Supplemental Indenture dated December 30, 1997 for
          ProNet Notes.(e)
 4.7      Indenture for A Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(f)
 4.8      First Supplemental Indenture dated November 14, 1996, for A+
          Notes.(g)
 4.9      Second Supplemental Indenture dated November 15, 1996 for A+
          Notes.(g)
 4.10     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          C Convertible Preferred Stock of Metrocall.(h)
 4.11     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          A Convertible Preferred Stock of Metrocall.(i)
10.1      Fourth Amended and Restated Loan Agreement by and among
          Metrocall, certain lenders and Toronto Dominion (Texas),
          Inc. as administrative agent, dated as of December 22,
          1998.(a)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
10.2      Stock Purchase Agreement by and among Metrocall and AT&T
          Wireless Services, Inc., McCaw Communications Companies,
          Inc., and AT&T Two Way Messaging Communications, Inc. dated
          June 26, 1998.(k)
10.3      Stockholders Voting Agreement and Proxy between AT&T
          Wireless Services, Inc. and certain stockholders of
          Metrocall dated June 26, 1998.(l)
10.4      Voting Agreement between AT&T Wireless Services, Inc. and
          Page America Group, Inc. dated June 26, 1998.(l)
10.5      Registration Rights Agreement between Metrocall and McCaw
          Communications Companies, Inc. dated October 1, 1998.(h)
10.6      Amended and Restated Asset Purchase Agreement by and among
          Page America Group, Inc., Page America of New York, Inc.,
          Page America of Illinois, Inc., Page America Communications
          of Indiana, Inc., Page America of Pennsylvania, Inc.
          (collectively "Page America") and Metrocall, Inc. dated as of January 30, 1997.(m)
10.7      Amendment to Asset Purchase Agreement by and among Page
          America and Metrocall dated as of March 28, 1997.(m)
10.8      Registration Rights Agreement dated July 1, 1997 by and
          between Page America Group, Inc. and Metrocall.(n)
10.9      Registration Rights Agreement dated July 1, 1997 by and
          among Page America and Metrocall.(n)
10.10     Indemnity Escrow Agreement dated July 1, 1997 by and among
          Page America, Metrocall and First Union National Bank of
          Virginia.(n)
10.11     Agreement and Plan of Merger dated as of August 8, 1997,
          between Metrocall and ProNet.(o)
10.12     Stockholders Voting Agreement dated as of August 8, 1997,
          among ProNet and certain stockholders of Metrocall listed
          therein.(o)
10.13     Employment Agreement between Metrocall and William L.
          Collins, III.(p)
10.14     Amendment to Employment Agreement between Metrocall and
          William L. Collins, III.(r)
10.15     Employment Agreement between Metrocall and Steven D.
          Jacoby.(p)
10.16     Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(r)
10.17     Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(s)
10.18     Employment Agreement between Metrocall and Vincent D.
          Kelly.(p)
10.19     Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(r)
10.20     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)
10.21     Change of Control Agreement between Metrocall and William L.
          Collins, III.(p)
10.22     Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(p)
10.23     Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(p)
10.24     Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and Jackie R. Kimzey.(q)
10.25     Noncompetition Agreement dated as of August 8, 1997, between
          Metrocall and David J. Vucina.(m)
10.26     Letter Agreement dated August 8, 1997, between Metrocall and
          Jackie R. Kimzey.(q)
10.27     Letter Agreement dated August 8, 1997, between Metrocall and
          David J. Vucina.(q)
10.28     Letter Agreement dated August 8, 1997, between Metrocall and
          Jan E. Gaulding.(q)
10.29     Letter Agreement dated August 8, 1997, between Metrocall and
          Mark A. Solls.(q)
10.30     Letter Agreement dated August 8, 1997, between Metrocall and
          Jeffery A. Owens.(q)
10.31     Directors' Stock Option Plan, as amended.(t)
10.32     Metrocall 1996 Stock Option Plan.(u)
10.33     Metrocall 1996 Stock Option Plan, as amended.(t)
10.34     Metrocall Amended Employee Stock Purchase Plan.(v)
10.35     Registration Rights Agreement dated December 22, 1998
          between Metrocall and Morgan Stanley & Co. Incorporated,
          NationsBanc Montgomery Securities LLC, TD Securities (USA)
          Inc., First Union Capital Markets and BancBoston Roberston
          Stephens Inc.(w)
10.36     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
10.37     Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(y)
10.38     Non-disclosure/No Conflict Agreement dated May 16, 1996
          between Metrocall and Elliot H. Singer.(z)
10.39     Placement Agreement dated December 17, 1998 between
          Metrocall and Morgan Stanley & Co. Incorporated, NationsBanc
          Montgomery Securities LLC, TD Securities (USA) Inc., First
          Union Capital Markets and BancBoston Roberston Stephens
          Inc.(w)
11.1      Statement re computation of per share earnings.*
21.1      Subsidiaries of Metrocall, Inc.(w)
23.2      Consent of Arthur Andersen LLP, as independent public
          accountants for Metrocall.*
27.1      December 31, 1998 Financial Data Schedule.*
27.2      December 31, 1997 Financial Data Schedule.*
27.3      December 31, 1996 Financial Data Schedule.*

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

(t) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 5, 1999.

(u) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.

(v) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(w) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 31, 1999.

(x) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.

(y) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.

(z) Incorporated by reference to Metrocall's Tender Offer Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of July, 1999.

                                          METROCALL, INC.

                                          By:     /s/ VINCENT D. KELLY
                                            ------------------------------------
                                                      Vincent D. Kelly
                                                  Chief Financial Officer,
                                                Executive Vice President and
                                                          Treasurer

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION                                                   PAGE
-----------                                                   ----
FINANCIAL STATEMENTS:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................   F-2
  Consolidated Balance Sheets, as of December 31, 1997 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996, 1997 and 1998.................   F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1996, 1997 and 1998.....   F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996, 1997 and 1998.................   F-6
  Notes to Consolidated Financial Statements................   F-7
FINANCIAL STATEMENT SCHEDULE:
  Report of Arthur Andersen LLP, Independent Public
     Accountants............................................  F-27
  Schedule II Valuation and Qualifying Accounts.............  F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited the accompanying consolidated balance sheets (as restated -- see Note 2) of Metrocall, Inc., and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows (all as restated -- see Note 2) for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
June 23, 1999

                        METROCALL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (AS RESTATED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   24,896    $    8,436
  Accounts receivable, less allowance for doubtful accounts
    of $6,843 and $6,196 as of December 31, 1997 and 1998,
    respectively............................................      30,208        44,694
  Prepaid expenses and other current assets (Note 4)........       6,256         8,843
                                                              ----------    ----------
         Total current assets...............................      61,360        61,973
                                                              ----------    ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................      16,364        15,079
  Furniture, office equipment and vehicles..................      46,588        64,438
  Paging and plant equipment................................     276,993       380,313
  Less -- Accumulated depreciation and amortization.........    (115,357)     (168,067)
                                                              ----------    ----------
                                                                 224,588       291,763
                                                              ----------    ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $58,352 and $219,960 at December 31, 1997
  and 1998, respectively....................................     790,128       894,707
OTHER ASSETS................................................       1,947         2,595
                                                              ----------    ----------
         TOTAL ASSETS.......................................  $1,078,023    $1,251,038
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $      952    $      771
  Accounts payable..........................................      35,160        37,533
  Accrued expenses and other current liabilities (Note 4)...      46,141        37,728
  Deferred revenues and subscriber deposits.................      15,854        27,769
                                                              ----------    ----------
         Total current liabilities..........................      98,107       103,801
CAPITAL LEASE OBLIGATIONS, less current maturities (Note
  5)........................................................       4,282         3,575
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities (Note 5).......................................     142,173        40,444
SENIOR SUBORDINATED NOTES (Note 5)..........................     452,534       698,544
DEFERRED INCOME TAX LIABILITY...............................     155,930       209,642
MINORITY INTEREST IN PARTNERSHIP............................         510           510
                                                              ----------    ----------
         Total liabilities..................................     853,536     1,056,516
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 8)
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 182,726
  shares and 209,203 shares issued and outstanding as of
  December 31, 1997 and 1998, respectively and a liquidation preference of $46,481 and $53,216 at December 31, 1997 and
  1998, respectively (Note 6)...............................      37,918        45,441
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative;
  par value $.01 per share; 9,000 shares authorized; 1,579
  shares and 1,808 shares issued and outstanding as of
  December 31, 1997 and 1998, respectively and a liquidation preference of $16,064 and $18,391 at December 31, 1997 and
  1998, respectively (Note 6)...............................      16,064        18,391
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 9,595
  shares issued and outstanding and a liquidation preference
  of $96,910 at December 31, 1998 (Note 6)..................          --        96,910
STOCKHOLDERS' EQUITY (Notes 3 and 6):
  Common stock, par value $.01 per share; 100,000,000 shares authorized; 40,548,414 and 41,583,403 shares issued and
    outstanding at December 31, 1997 and 1998,
    respectively............................................         405           416
  Additional paid-in capital................................     336,076       340,249
  Accumulated deficit.......................................    (165,976)     (306,885)
                                                              ----------    ----------
                                                                 170,505        33,780
                                                              ----------    ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $1,078,023    $1,251,038
                                                              ==========    ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (AS RESTATED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1997           1998
                                                      -----------    -----------    -----------
REVENUES:
  Service, rent and maintenance.....................  $   124,029    $   249,900    $   416,352
  Product sales.....................................       25,928         39,464         48,372
                                                      -----------    -----------    -----------
          Total revenues............................      149,957        289,364        464,724
Net book value of products sold.....................      (21,633)       (29,948)       (31,791)
                                                      -----------    -----------    -----------
                                                          128,324        259,416        432,933
OPERATING EXPENSES:
  Service, rent and maintenance.....................       29,696         69,254        115,432
  Selling and marketing.............................       24,101         53,802         73,546
  General and administrative........................       42,905         73,753        121,644
  Depreciation and amortization.....................       58,196         91,699        234,948
                                                      -----------    -----------    -----------
                                                          154,898        288,508        545,570
                                                      -----------    -----------    -----------
          Loss from operations......................      (26,574)       (29,092)      (112,637)
INTEREST AND OTHER INCOME (expense).................         (607)           156            849
INTEREST EXPENSE....................................      (20,424)       (36,248)       (64,448)
                                                      -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY
  ITEM..............................................      (47,605)       (65,184)      (176,236)
INCOME TAX BENEFIT..................................        1,021          4,861         47,094
                                                      -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM......................      (46,584)       (60,323)      (129,142)
EXTRAORDINARY ITEM (Note 5).........................       (3,675)            --             --
                                                      -----------    -----------    -----------
          Net loss..................................      (50,259)       (60,323)      (129,142)
PREFERRED DIVIDENDS (Note 6)........................         (780)        (7,750)       (11,767)
                                                      -----------    -----------    -----------
     Loss attributable to common stockholders.......  $   (51,039)   $   (68,073)   $  (140,909)
                                                      ===========    ===========    ===========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:
  Basic and diluted loss per share before
     extraordinary item attributable to common
     stockholders...................................  $     (2.91)   $     (2.51)   $     (3.43)
  Basic and diluted extraordinary item, net of
     income tax benefit.............................        (0.23)            --             --
                                                      -----------    -----------    -----------
  Basic and diluted loss per share attributable to
     common stockholders............................  $     (3.14)   $     (2.51)   $     (3.43)
                                                      ===========    ===========    ===========
  Weighted-average common shares outstanding........   16,252,782     27,086,654     41,029,601
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (AS RESTATED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                 COMMON STOCK
                                            -----------------------   ADDITIONAL
                                              SHARES                   PAID-IN     ACCUMULATED
                                            OUTSTANDING   PAR VALUE    CAPITAL       DEFICIT      TOTAL
                                            -----------   ---------   ----------   -----------   --------
BALANCE, December 31, 1995................  14,626,255      $146       $201,956     $ (46,864)   $155,238
  Issuance of shares in employee stock
     purchase plan (Note 7)...............      11,942        --            110            --         110
  Shares issued in Satelite acquisition...   1,771,869        18         10,408            --      10,426
  Exercise of stock options (Note 7)......       4,739        --              5            --           5
  Shares issued in merger with A+
     Network..............................   8,106,330        81         42,477            --      42,558
  Warrants issued in connection with
     Series A Preferred Stock (Note 6)....          --        --          7,871            --       7,871
  Preferred dividends (Note 6)............          --        --             --          (780)       (780)
  Net loss................................          --        --             --       (50,259)    (50,259)
                                            ----------      ----       --------     ---------    --------
BALANCE, December 31, 1996................  24,521,135       245        262,827       (97,903)    165,169
  Issuance of shares in employee stock
     purchase plan (Note 7)...............     109,747         1            429            --         430
  Adjustment to shares issued in Satelite
     acquisition..........................      74,085         1           (213)           --        (212)
  Shares issued in acquisition of Radio
     and Communications Consultants, Inc.
     and Advanced Cellular Telephone, Inc.
     (Note 3).............................     494,279         5          2,899            --       2,904
  Issuance of shares in Page America
     acquisition (Note 3).................   3,911,856        39         18,787            --      18,826
  Exercise of stock options (Note 7)......       1,896        --              2            --           2
  Shares issued in ProNet Merger (Note
     3)...................................  11,435,416       114         51,345            --      51,459
  Preferred dividends (Note 6)............          --        --             --        (7,750)     (7,750)
  Net loss................................          --        --             --       (60,323)    (60,323)
                                            ----------      ----       --------     ---------    --------
BALANCE, December 31, 1997................  40,548,414       405        336,076      (165,976)    170,505
  Issuance of shares in employee stock
     purchase plan and other (Note 7).....     134,989         2            573            --         575
  Shares issued in settlement of
     litigation related to the ProNet
     Merger (Note 3)......................     900,000         9          3,600            --       3,609
  Preferred dividends (Note 6)............          --        --             --       (11,767)    (11,767)
  Net loss................................          --        --             --      (129,142)   (129,142)
                                            ----------      ----       --------     ---------    --------
BALANCE, December 31, 1998................  41,583,403      $416       $340,249     $(306,885)   $ 33,780
                                            ==========      ====       ========     =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (AS RESTATED)
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1996         1997         1998
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................  $ (50,259)   $ (60,323)   $(129,142)
  Adjustments to reconcile net loss to net cash provided
     by operating activities --
     Depreciation and amortization......................     58,196       91,699      234,948
     Amortization of debt financing costs...............        620        1,152        1,771
     Decrease in deferred income taxes..................     (1,483)      (5,400)     (47,391)
     Gain on liquidation of investment (Note 2).........         --           --         (130)
     Write-off of deferred acquisition costs............        388           --           --
     Minority interest in loss of investments...........        207           --           --
     Writedown of equity investment.....................        238          240           --
     Gain on sale of equipment..........................     (1,188)          --           --
     Extraordinary item.................................      3,675           --           --
  Changes in current assets and liabilities, net of
     effects from acquisitions:
     Accounts receivable................................     (2,626)      (1,408)      (2,387)
     Prepaid expenses and other current assets..........       (450)       2,531       (1,693)
     Accounts payable...................................      5,841          372        2,175
     Deferred revenues and subscriber deposits..........      2,126       (2,481)     (12,263)
     Accrued expenses and other current liabilities.....        323          784       (4,734)
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     15,608       27,166       41,154
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired......   (260,600)    (113,466)    (110,000)
  Capital expenditures, net.............................    (62,110)     (69,935)     (78,658)
  Proceeds from sale of telemessaging operations........         --       11,000           --
  Additions to intangibles..............................     (3,853)      (5,070)      (1,885)
  Other.................................................     (1,341)       1,042       (1,204)
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (327,904)    (176,429)    (191,747)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock............        115          432          577
  Net proceeds from preferred stock offering (Note 6)...     38,323           --           --
  Proceeds from long-term debt (Note 5).................    194,904      364,261      248,260
  Principal payments on long-term debt..................    (25,464)    (194,222)    (104,362)
  Debt tender and consent solicitation costs............     (3,675)          --           --
  Deferred debt financing costs.........................     (4,562)      (7,240)     (10,332)
  Other.................................................         (2)          11          (10)
                                                          ---------    ---------    ---------
          Net cash provided by financing activities.....    199,639      163,242      134,133
                                                          ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....   (112,657)      13,979      (16,460)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........    123,574       10,917       24,896
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................  $  10,917    $  24,896    $   8,436
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

  Risks and Other Important Factors

     The Company sustained net losses of $50.3 million, $60.3 million and $129.1 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company's loss from operations for the year ended December 31, 1998 was $112.6 million. In addition, at December 31, 1998, the Company had an accumulated deficit of approximately $306.9 million and a deficit in working capital of $41.8 million. The Company's losses from operations and its net losses are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

  Restatement of Financial Statements

     During 1996 and 1997, the Company was billed for local transport charges by certain Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company. The Company disputes these billings under the Telecommunications Act of 1996 (the "1996 Act") (see Note 8). The Company initially expensed amounts as incurred for these disputed charges. Subsequently, when identified as local transport charges, the Company reversed the expense and recorded payments made for these disputed billings as receivables. In June 1999, after discussions with the staff of the SEC in connection with its review of registration statements filed by the Company, the Company restated its financial statements to reflect amounts paid in 1996 and 1997 as an expense in the period incurred and not as a receivable. Collection of amounts are contingent on a successful FCC ruling (see Note 8). If amounts are collected from these RBOCs and the largest independent telephone company for reimbursement of amounts paid by the Company, the Company will recognize the collections as a reduction of service, rent and maintenance expense in the statement of operations in the period received.

                        METROCALL, INC. AND SUBSIDIARIES

     The impact of this restatement increased the Company's loss before extraordinary item, net loss and net loss per basic and diluted share attributable to common stockholders as follows:

                                                                1996       1997       1998
                                                              --------   --------   ---------
Loss before extraordinary item -- previously reported.......  $(46,476)  $(57,322)  $(173,578)
Loss before extraordinary item -- as restated...............   (47,605)   (65,184)   (176,236)
Net loss -- previously reported.............................  $(49,130)  $(52,461)  $(126,484)
Net loss -- as restated.....................................   (50,259)   (60,323)   (129,142)
Basic and diluted loss per share before extraordinary item
  attributable to common stockholders -- previously
  reported..................................................  $  (2.84)  $  (2.22)  $   (3.37)
Basic and diluted loss per share before extraordinary item
  attributable to common stockholders -- as restated........     (2.91)     (2.51)      (3.43)
Basic and diluted loss per share attributable to common
  stockholders -- previously reported.......................  $  (3.07)  $  (2.22)  $   (3.37)
Basic and diluted loss per share attributable to common
  stockholders -- as restated...............................     (3.14)     (2.51)      (3.43)

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

                        METROCALL, INC. AND SUBSIDIARIES

  Cash and Cash Equivalents

     Cash equivalents consist primarily of repurchase agreements, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

  Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                                       YEARS
                                                       -----
Buildings and leasehold improvements.................  10-31
Furniture and office equipment.......................   5-10
Vehicles.............................................    3-5
Subscriber paging equipment..........................      3
Transmission and plant equipment.....................   5-12

     All new pagers are depreciated using the half-year convention upon acquisition. Pagers sold are recorded in the consolidated statement of operations at their net book value at the date of sale. Betterments to acquired pagers and the net book value of lost pagers are charged to depreciation expense. Pagers leased to customers under operating leases continue to be depreciated over their remaining useful lives. As of December 31, 1997 and 1998 the balance of subscriber equipment was $64.1 million and $101.8 million, respectively, net of accumulated depreciation of $63.0 million and $87.8 million, respectively.

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

  Intangible Assets

     Intangible assets, net of accumulated amortization, consist of the following at December 31, 1997 and 1998 (in thousands):

                                                DECEMBER 31,        AMORTIZATION
                                            --------------------     PERIOD IN
                                              1997        1998         YEARS
                                            --------    --------    ------------
State certificates and FCC licenses.......  $312,873    $325,116          10
Goodwill..................................   194,675     198,692          10
Subscriber lists..........................   264,489     328,651           3
Debt financing costs......................    14,979      23,540        8-12
Covenants.................................     1,658      17,125           3
Other.....................................     1,454       1,583         3-7
                                            --------    --------
                                            $790,128    $894,707
                                            ========    ========

     Debt financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized as interest expense over the term of the related debt using the effective interest rate method.

                        METROCALL, INC. AND SUBSIDIARIES

  Long-Lived Assets

     Long-lived assets and identifiable intangibles, including goodwill allocated thereto, to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company has determined that there has been no permanent impairment in the carrying value of long-lived assets reflected in the accompanying balance sheets.

     The Company annually evaluates enterprise level goodwill for impairment by comparing estimated future undiscounted cash flows over the remaining life of the goodwill to the carrying value of the goodwill. If an impairment exists, entity level goodwill is written down to its fair value based on estimated future cash flows of the Company discounted at risk adjusted interest rates.

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

  Page America Group, Inc. ("Page America")

     On July 1, 1997, the Company acquired substantially all the assets of Page America and subsidiaries. The total purchase price of approximately $63.7 million included consideration of approximately $25.0 million in cash, 1,500 shares of the Series B Junior Convertible Preferred Stock (Series B Preferred) (see Note 6)

                        METROCALL, INC. AND SUBSIDIARIES
having a value upon liquidation equal to its stated value, 3,911,856 shares of Common Stock and assumed liabilities and transaction fees and expenses of approximately $5.5 million for a total purchase price of $58.8 million. The cash portion of the purchase price including fees and expenses was funded through borrowings under the Company's credit facility.

  ProNet Inc. ("ProNet")

     On December 30, 1997, the Company completed the merger of ProNet with and into Metrocall (the "ProNet Merger"), pursuant to the terms of the Agreement and Plan of Merger dated August 8, 1997. Under the terms of the ProNet Merger, Metrocall issued 0.90 shares of Common Stock for each share of ProNet common stock, or approximately 12.3 million shares of Common Stock (including 900,000 shares issued in 1998 as settlement of certain ProNet litigation) for a total price of $55.1 million. In connection with the ProNet Merger, the Company assumed ProNet's $100.0 million aggregate principal amount of 11 7/8% senior subordinated notes, due in 2005 and refinanced indebtedness outstanding under ProNet's credit facility with borrowings under the Company's credit facility.

  AT&T Wireless Messaging Division ("AMD")

     On October 2, 1998, the Company completed a stock purchase agreement with AT&T Wireless Services, Inc. ("Wireless"), McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. to acquire the stock of certain subsidiaries of Wireless that operated the paging and messaging services business of AT&T. The Company also acquired a nationwide 50KHz/50KHz narrowband personal communication services license in the transaction. The purchase price for the business and license acquired was $110.0 million in cash and 9,500 shares of the Series C Convertible Preferred Stock (the "Series C Preferred") (see Note 6) having a value upon liquidation equal to its stated value. The total purchase price was $205 million. The cash portion of the purchase price, including fees and expenses, was funded through borrowings under the Company's credit facility.

     The purchase prices for the Page America, ProNet and AMD transactions have been allocated as follows (in thousands):

                                                             1997
                                                     --------------------      1998
                                                      PAGE                   --------
                                                     AMERICA     PRONET        AMD
                                                     -------    ---------    --------
Plant and equipment................................  $ 2,610    $  60,381    $ 64,215
Accounts receivable and other assets...............      846       13,007      18,773
Noncompete agreements..............................       --           --      17,833
Customer lists.....................................   29,533      205,582     162,428
FCC licenses and state certificates................   29,759       71,475      45,385
Goodwill...........................................       --       50,516          --
Liabilities assumed................................   (3,467)    (226,417)    (30,531)
Direct acquisition costs...........................     (456)      (6,277)         --
Deferred income tax liability......................       --     (113,199)    (73,103)
                                                     -------    ---------    --------
Total purchase price allocation                      $58,825    $  55,068    $205,000
                                                     =======    =========    ========
Cash paid..........................................  $25,000    $  55,068    $110,000
Capital stock issued...............................   33,825           --      95,000
                                                     -------    ---------    --------
                                                     $58,825    $  55,068    $205,000
                                                     =======    =========    ========

                        METROCALL, INC. AND SUBSIDIARIES

     The purchase price allocation for the AMD acquisition may be subject to adjustment for changes in estimates related to costs to be incurred to close duplicate facilities of AMD and to settle pending legal and other contingencies. The resolution of these matters is not expected to have a material impact on the Company's financial condition or its results of future operations.

     The unaudited pro forma information presented below reflects the acquisitions of Page America, ProNet and AMD as if each had occurred on January 1, 1997. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions actually been consummated on that date (in thousands, except per share data).

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
Revenues....................................................  $ 602,368    $ 613,211
Loss attributable to common stockholders....................  $(213,288)   $(165,680)
Loss per share attributable to common stockholders..........  $   (5.26)   $   (4.04)

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

4.  SUPPLEMENTARY BALANCE SHEET INFORMATION

     Company prepaid expenses and other current assets and accrued expenses and other current liabilities consist of (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
  Tax refunds...............................................  $    --    $ 2,000
  Inventory.................................................    2,663      2,406
  Prepaid advertising.......................................    1,603      1,101

                        METROCALL, INC. AND SUBSIDIARIES

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
  Deposits..................................................    1,151      1,258
  Other.....................................................      839      2,078
                                                              -------    -------
          TOTAL.............................................  $ 6,256    $ 8,843
                                                              =======    =======
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
  Accrued severance, payroll and payroll taxes..............  $13,729    $11,542
  Accrued acquisition liabilities...........................   13,579      3,321
  Accrued interest payable..................................    9,461     14,216
  Accrued state and local taxes.............................    2,955      4,981
  Accrued insurance claims..................................    1,616      1,047
  Other.....................................................    4,801      2,621
                                                              -------    -------
          TOTAL.............................................  $46,141    $37,728
                                                              =======    =======

5.  LONG-TERM DEBT AND LEASE OBLIGATIONS

     Company debt consists of (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
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

                        METROCALL, INC. AND SUBSIDIARIES

     At December 31, 1998 and 1997, the estimated fair value of the Company's long-term debt excluding capital lease obligations is listed below. The fair value of the senior subordinated notes is based on market quotes as of the dates indicated (in thousands):

                                                   DECEMBER 31, 1997       DECEMBER 31, 1998
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
Credit facility.................................  $141,165    $141,165    $ 40,000    $ 40,000
Senior subordinated notes.......................   452,534     460,784     698,544     695,045
Other...........................................     1,138       1,050         508         503
                                                  --------    --------    --------    --------
          Total debt, excluding capital
            leases..............................  $594,837    $602,999    $739,052    $735,548
                                                  ========    ========    ========    ========

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

     The 1998 Credit Agreement requires compliance with certain financial and operating covenants. The Company is required to maintain certain financial ratios, including total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the 1998 Credit Agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The 1998 Credit Agreement also prohibits certain changes in ownership control of Metrocall, as defined. At December 31, 1998, the Company was in compliance with all of these covenants. The Credit Agreement also includes a material adverse effect clause under which the credit facility could be in default if there is any material adverse effect upon the business, assets, liabilities, financial condition, results of operations, properties or business of the Company. The Company believes that the declaration of a material adverse effect default by its lenders is remote.

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

                        METROCALL, INC. AND SUBSIDIARIES

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

     The 1995 Notes may be redeemed at the Company's option after October 1, 2000. The following redemption prices are applicable to any optional redemption of the 1995 Notes by the Company during the 12-month period beginning on October 1 of the years indicated below:

YEAR                                                PERCENTAGE
----                                                ----------
2000..............................................   105.188%
2001..............................................   103.458
2002..............................................   101.729
2003 and thereafter...............................   100.000

     In the event of a change in control of the Company, as defined, each holder of the 1995 Notes will have the right, at such holder's option, to require the Company to purchase that holder's 1995 Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

     9 3/4% Senior Subordinated Notes

     In October 1997, the Company completed a private placement of $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "1997 Notes"). The 1997 Notes bear interest, payable semi-annually on January 15 and July 15. The Notes are callable beginning November 1, 2002. The 1997 Notes are unsecured obligations of the Company. The Company used the net proceeds from the 1997 Notes, approximately $193.0 million, to repay outstanding indebtedness under its Credit Facility. In March 1998, the 1997 Notes were registered under the Securities Act pursuant to an exchange offer.

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

YEAR                                                PERCENTAGE
----                                                ----------
2002..............................................   104.8750%
2003..............................................   102.4375
2004 and thereafter...............................   100.0000

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

     The ProNet Notes may be redeemed at the Company's option on or after June 15, 2000. The following redemption prices are applicable to any optional redemption of the ProNet Notes by the Company during the 12-month period beginning on June 15 of the years indicated below:

YEAR                                                PERCENTAGE
----                                                ----------
2000..............................................   105.938%
2001..............................................   103.958
2002..............................................   101.979
2003 and thereafter...............................   100.000

                        METROCALL, INC. AND SUBSIDIARIES

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

     The 1998 Notes may be redeemed at the Company's option on or after September 15, 2003. The following redemption prices are applicable to any optional redemption of the 1998 Notes by the Company during the 12-month period beginning on September 15 of the years indicated below:

YEAR                                                PERCENTAGE
----                                                ----------
2003..............................................   105.500%
2004..............................................   103.667
2005..............................................   101.833
2006 and thereafter...............................   100.000

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

                        METROCALL, INC. AND SUBSIDIARIES

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

     The Series A Preferred may be redeemed by the Company in whole or in part (subject to certain minimums) beginning November 15, 1999. Prior to then, the Series A Preferred may be redeemed by the Company in whole in connection with a sale of the Company (as described in the Series A Preferred certificate of designation) unless the holders have exercised their rights to convert to Metrocall Common Stock in connection with the transaction. The redemption price prior to November 15, 2001, is equal to the stated value of the shares of the Series A Preferred, plus accrued and unpaid dividends, and a redemption

                        METROCALL, INC. AND SUBSIDIARIES
premium, as defined. After November 15, 2001, the Series A Preferred Stock may be redeemed for the stated value of $250 per share, without a premium.

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

     Beginning on the fifth anniversary of the initial issuance, the Series C Preferred holders has the right to convert all, but not part, of the Series C Preferred shares into that number of shares of Common Stock equal

                        METROCALL, INC. AND SUBSIDIARIES
to the accreted stated value of the shares converted divided by the conversion price. The conversion price of the Series C Preferred shares is $10.40, subject to adjustment for any Common Stock dividends, stock splits or reverse stock splits.

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

                        METROCALL, INC. AND SUBSIDIARIES

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

                        METROCALL, INC. AND SUBSIDIARIES

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

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1996        1997        1998
                                                    --------    --------    ---------
Pro forma loss before extraordinary item
  attributable to common stockholders.............  $(50,718)   $(72,664)   $(146,673)
Pro forma loss attributable to common
  stockholders....................................   (54,393)    (72,664)    (146,673)
Pro forma loss per share before extraordinary item
  attributable to common stockholders.............     (3.12)      (2.68)       (3.57)
Pro forma loss per share attributable to common
  stockholders....................................     (3.35)      (2.68)       (3.57)

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Stock option transactions are summarized as follows:

                                                     NUMBER OF       EXERCISE      WEIGHTED-AVERAGE
                                                      SHARES       PRICE RANGE      EXERCISE PRICE
                                                     ---------    --------------   ----------------
Options outstanding, December 31, 1995.............    798,958    $1.035-$22.125        $17.75
  Options granted..................................    656,216       5.625-21.25         17.70
  Options issued in A+ Network merger..............    468,904              6.04          6.04
  Options exercised................................     (4,739)            1.035          1.04
  Options canceled.................................   (172,337)      6.044-20.25         18.11
                                                     ---------    --------------        ------
Options outstanding, December 31, 1996.............  1,747,002    $1.035-$22.125        $ 8.18
  Options granted..................................    685,000              6.00          6.00
  Options issued in Pro Net merger.................  1,212,539              6.42          6.42
  Options exercised................................     (1,896)             1.04          1.04
  Options canceled.................................   (171,990)       6.00-20.25         14.16
                                                     ---------    --------------        ------
Options outstanding, December 31, 1997.............  3,470,655    $1.035-$22.125        $ 6.84
  Options granted..................................  1,679,000        5.125-6.75          5.13
  Options exercised................................         --                --            --
  Options canceled.................................   (144,802)       5.125-6.67          5.90
                                                     ---------    --------------        ------
Options outstanding, December 31, 1998.............  5,004,853    $1.035-$22.125        $ 5.84
                                                     =========    ==============        ======
Options exercisable, December 31, 1996.............    966,417    $1.035-$22.125        $ 6.64
Options exercisable, December 31, 1997.............  2,362,655    $1.035-$22.125        $ 6.28
Options exercisable, December 31, 1998.............  2,972,353    $1.035-$22.125        $ 6.17

                        METROCALL, INC. AND SUBSIDIARIES

     The following table summarizes information about the options outstanding at December 31, 1998:

                                       OPTIONS EXERCISABLE                          OPTIONS OUTSTANDING
                       ---------------------------------------------------    -------------------------------
                                      WEIGHTED-AVERAGE
RANGE OF                 NUMBER        REMAINING LIFE     WEIGHTED-AVERAGE      NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICES        OUTSTANDING        (YEARS)          EXERCISE PRICE     OUTSTANDING     EXERCISE PRICE
---------------        -----------    ----------------    ----------------    -----------    ----------------
$0.00-$2.00..........      21,323           5.0                $ 1.04             21,323          $ 1.04
$2.01-$5.00..........      96,524           8.9                  3.95             96,524            3.95
$8.01-$12.99.........   2,830,182           8.5                  6.19          4,862,682            5.85
$13.00-$19.00........      12,324           5.4                 14.56             12,324           14.56
$19.01-$22.13........      12,000           5.3                 19.93             12,000           19.93
                        ---------           ---                ------          ---------          ------
                        2,972,353           8.5                $ 6.17          5,004,853          $ 5.84
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

  Interconnect Complaint

     The Company has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints allege that these local telephone companies are unlawfully charging the Company for local transport of the telephone companies' local traffic. The Company has petitioned the FCC to rule that these local transport charges are unlawful and to award it a reimbursement or credit for any past charges assessed by the respective carrier and paid by the Company since November 1, 1996, the effective date of the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC. As of December 31, 1997 and 1998, the Company believes it is owed refunds from certain of the RBOCs and the largest independent telephone company related to such local transport charges paid during 1996 and 1997 of approximately $11.6 million and $10.7 million, respectively. These amounts represent management's estimate; however, as these LEC refunds are contingent upon a successful ruling on the Company's complaint, they have not been recorded in the accompanying financial statements as of December 31, 1997 and 1998. Upon receipt, the Company will recognize collections as a reduction of service, rent and maintenance expense in the statement of operations. The Company stopped paying and expensing local transport charges in 1998. Certain of the RBOCs have stopped assessing the

                        METROCALL, INC. AND SUBSIDIARIES

Company such charges and have refunded the Company amounts due, however, certain of the RBOCs have continued to bill the Company for local transport charges pending resolution of the Company's FCC complaints. Amounts billed to the Company in 1998 by these RBOCs, which it has not paid or expensed were approximately $7.0 million at December 31, 1998. The Company has not recorded such amounts as an expense because it believes it is unlikely it will be obligated under the 1996 Act to pay such amounts.

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

     The components of net deferred tax assets (liabilities) were as follows as of December 31, 1997 and 1998 (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   1,085    $   2,611
  Management reorganization.................................      1,279          610
  Contributions.............................................         --          169
  New pagers on hand........................................        935        1,468
  Intangibles...............................................      6,170       13,668
  Other.....................................................      2,418        7,688
  Investment tax credit carryforward........................      1,204        1,204
  Net operating loss carryforwards..........................    106,435      111,932
                                                              ---------    ---------
          Total deferred tax assets.........................    119,526      139,350
                                                              =========    =========
Deferred tax liabilities:
  Basis differences attributable to purchase accounting.....   (155,930)    (209,642)
  Depreciation and amortization expense.....................    (10,184)     (11,677)
  Other.....................................................     (1,701)     (10,517)
                                                              ---------    ---------
          Total deferred tax liabilities....................   (167,815)    (231,836)
                                                              =========    =========
Net deferred tax liability..................................    (57,280)    (104,135)
Less: Valuation allowance...................................   (107,641)    (117,156)
                                                              ---------    ---------
                                                              $(155,930)   $(209,642)
                                                              =========    =========

                        METROCALL, INC. AND SUBSIDIARIES

     The income tax benefit for the years ended December 31, 1996, 1997 and 1998, is primarily the result of the amortization of the basis differences attributable to purchase accounting and is composed of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1996     1997     1998
                                                            ------   ------   -------
Income tax (provision) benefit
  Current --
     Federal..............................................  $   --   $   --   $    --
     State................................................    (447)    (539)     (310)
  Deferred --
     Federal..............................................   1,277    4,698    41,755
     State................................................     191      702     5,649
                                                            ------   ------   -------
                                                            $1,021   $4,861   $47,094
                                                            ======   ======   =======

     The benefit for income taxes for the years ended December 31, 1996, 1997 and 1998, results in effective rates that differ from the Federal statutory rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1996     1997    1998
                                                              ------   ------   -----
Statutory Federal income tax rate...........................   35.0%    35.0%   35.0%
Effect of graduated rates...................................   (1.0)    (1.0)   (1.0)
State income taxes, net of Federal tax benefit..............    4.6      5.3     4.6
Net operating losses for which no tax benefit is currently
  available.................................................  (24.7)    (9.1)   (8.4)
Permanent differences.......................................  (11.8)   (22.7)   (6.1)
                                                              -----    -----    ----
                                                                2.1%     7.5%   26.7%
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

                        METROCALL, INC. AND SUBSIDIARIES

11.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts):

                                 MARCH 31               JUNE 30            SEPTEMBER 30           DECEMBER 31
                            -------------------   -------------------   -------------------   -------------------
                              1997       1998       1997       1998       1997       1998       1997       1998
                            --------   --------   --------   --------   --------   --------   --------   --------
Revenues..................  $ 66,753   $103,331   $ 70,297   $103,254   $ 75,019   $105,890   $ 77,295   $152,249
Loss from operations......    (4,932)   (26,262)    (6,698)   (23,654)    (6,272)   (25,865)   (11,190)   (36,856)
Loss attributable to
  common stockholders.....   (13,812)   (32,672)   (14,669)   (31,157)   (17,088)   (33,771)   (22,504)   (43,309)
Loss per share
  attributable to common
  stockholders............     (0.56)     (0.80)     (0.59)     (0.76)     (0.59)     (0.83)     (0.77)     (1.04)

     The above unaudited quarterly financial data has been restated as described in Note 2. The impact of this restatement by quarter is shown below (in thousands, except per share amounts):

                                                  MARCH 31        JUNE 30       SEPTEMBER 30       DECEMBER 31
                                               --------------   ------------   ---------------   ----------------
                                               1997     1998    1997    1998    1997     1998     1997     1998
                                               -----   ------   -----   ----   ------   ------   ------   -------
Revenues.....................................  $  --   $   --   $  --   $--    $   --   $   --   $   --   $    --
Increase (decrease) in loss from
  operations.................................    504    2,124     756    --     1,068    2,118    5,534    (1,584)
Increase (decrease) in loss attributable to
  common stockholders........................    504    2,124     756    --     1,068    2,118    5,534    (1,584)
Increase (decrease) in loss per share
  attributable to common stockholders........   0.02     0.05    0.04    --      0.04     0.06     0.19     (0.04)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Metrocall, Inc., and subsidiaries, and have issued our report thereon dated June 23, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-28 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
June 23, 1999

                                  SCHEDULE II

                        METROCALL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                   -------------------------
                                     BALANCE AT    CHARGED TO                                    BALANCE
                                     BEGINNING     COSTS AND                                     AT END
DESCRIPTION                           OF YEAR       EXPENSES     ACQUIRED(1)    DEDUCTIONS(2)    OF YEAR
-----------                          ----------    ----------    -----------    -------------    -------
Year ended December 31, 1996
  Allowance for doubtful
     accounts......................    $  968       $ 4,575        $1,927          $ 4,509       $2,961
                                       ======       =======        ======          =======       ======
Year ended December 31, 1997
  Allowance for doubtful
     accounts......................    $2,961       $ 9,963        $4,609          $10,690       $6,843
                                       ======       =======        ======          =======       ======
Year ended December 31, 1998
  Allowance for doubtful
     accounts......................    $6,843       $13,418        $1,377          $15,442       $6,196
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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
  3.1    Restated Certificate of Incorporation of Metrocall, Inc.
         (Metrocall).(w)
  3.2    Eighth Amended and Restated Bylaws of Metrocall.(w)
  4.1    Indenture for Metrocall 11% Senior Subordinated Notes due
         2008, dated as of December 22, 1998.(a)
  4.2    Indenture for 9 3/4% Senior Subordinated Notes due 2007
         dated October 21, 1997.(b)
  4.3    Indenture for Metrocall 10 3/8% Senior Subordinated Notes
         due 2007 dated September 27, 1995.(c)
  4.4    Indenture for ProNet Inc. (ProNet) 11 7/8% Senior
         Subordinated Notes due 2005 ("ProNet Notes") dated June 15,
         1995.(d)
  4.5    Supplemental Indenture dated May 28, 1996 for ProNet
         Notes.(w)
  4.6    Second Supplemental Indenture dated December 30, 1997 for
         ProNet Notes.(e)
  4.7    Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
         Notes due 2005 ("A+ Notes") dated October 24, 1995.(f)
  4.8    First Supplemental Indenture dated November 14, 1996, for A+
         Notes.(g)
  4.9    Second Supplemental Indenture dated November 15, 1996 for A+
         Notes.(g)
  4.10   Certificate of Designation, Number, Powers, Preferences and
         Relative, Participating, Optional and Other Rights of Series
         C Convertible Preferred Stock of Metrocall.(h)
  4.11   Certificate of Designation, Number, Powers, Preferences and
         Relative, Participating, Optional and Other Rights of Series
         A Convertible Preferred Stock of Metrocall.(i)
 10.1    Fourth Amended and Restated Loan Agreement by and among
         Metrocall, certain lenders and Toronto Dominion (Texas),
         Inc. as administrative agent, dated as of December 22,
         1998.(a)
 10.2    Stock Purchase Agreement by and among Metrocall and AT&T
         Wireless Services, Inc., McCaw Communications Companies,
         Inc., and AT&T Two Way Messaging Communications, Inc. dated
         June 26, 1998.(k)
 10.3    Stockholders Voting Agreement and Proxy between AT&T
         Wireless Services, Inc. and certain stockholders of
         Metrocall dated June 26, 1998.(l)
 10.4    Voting Agreement between AT&T Wireless Services, Inc. and
         Page America Group, Inc. dated June 26, 1998.(l)
 10.5    Registration Rights Agreement between Metrocall and McCaw
         Communications Companies, Inc. dated October 1, 1998.(h)
 10.6    Amended and Restated Asset Purchase Agreement by and among
         Page America Group, Inc., Page America of New York, Inc.,
         Page America of Illinois, Inc., Page America Communications
         of Indiana, Inc., Page America of Pennsylvania, Inc.
         (collectively "Page America") and Metrocall, Inc. dated as of January 30, 1997.(m)
 10.7    Amendment to Asset Purchase Agreement by and among Page
         America and Metrocall dated as of March 28, 1997.(m)
 10.8    Registration Rights Agreement dated July 1, 1997 by and
         between Page America Group, Inc. and Metrocall.(n)
 10.9    Registration Rights Agreement dated July 1, 1997 by and
         among Page America and Metrocall.(n)
 10.10   Indemnity Escrow Agreement dated July 1, 1997 by and among
         Page America, Metrocall and First Union National Bank of
         Virginia.(n)
 10.11   Agreement and Plan of Merger dated as of August 8, 1997,
         between Metrocall and ProNet.(o)
 10.12   Stockholders Voting Agreement dated as of August 8, 1997,
         among ProNet and certain stockholders of Metrocall listed
         therein.(o)
 10.13   Employment Agreement between Metrocall and William L.
         Collins, III.(p)
 10.14   Amendment to Employment Agreement between Metrocall and
         William L. Collins, III.(r)
 10.15   Employment Agreement between Metrocall and Steven D.
         Jacoby.(p)
 10.16   Amendment to Employment Agreement between Metrocall and
         Steven D. Jacoby.(r)
 10.17   Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(s)
 10.18   Employment Agreement between Metrocall and Vincent D.
         Kelly.(p)
 10.19   Amendment to Employment Agreement between Metrocall and
         Vincent D. Kelly.(r)
 10.20   Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)
 10.21   Change of Control Agreement between Metrocall and William L.
         Collins, III.(p)

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
 10.22   Change of Control Agreement between Metrocall and Steven D.
         Jacoby.(p)
 10.23   Change of Control Agreement between Metrocall and Vincent D.
         Kelly.(p)
 10.24   Noncompetition Agreement dated as of August 8, 1997, between
         Metrocall and Jackie R. Kimzey.(q)
 10.25   Noncompetition Agreement dated as of August 8, 1997, between
         Metrocall and David J. Vucina.(m)
 10.26   Letter Agreement dated August 8, 1997, between Metrocall and
         Jackie R. Kimzey.(q)
 10.27   Letter Agreement dated August 8, 1997, between Metrocall and
         David J. Vucina.(q)
 10.28   Letter Agreement dated August 8, 1997, between Metrocall and
         Jan E. Gaulding.(q)
 10.29   Letter Agreement dated August 8, 1997, between Metrocall and
         Mark A. Solls.(q)
 10.30   Letter Agreement dated August 8, 1997, between Metrocall and
         Jeffery A. Owens.(q)
 10.31   Directors' Stock Option Plan, as amended.(t)
 10.32   Metrocall 1996 Stock Option Plan.(u)
 10.33   Metrocall 1996 Stock Option Plan, as amended.(t)
 10.34   Metrocall Amended Employee Stock Purchase Plan.(v)
 10.35   Registration Rights Agreement dated December 22, 1998
         between Metrocall and Morgan Stanley & Co. Incorporated,
         NationsBanc Montgomery Securities LLC, TD Securities (USA)
         Inc., First Union Capital Markets and BancBoston Roberston
         Stephens Inc.(w)
 10.36   Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(x)
 10.37   Lease Agreement dated December 20, 1983 between Beacon
         Communications Associates, Ltd. and a predecessor of
         Metrocall.(y)
 10.38   Non-disclosure/No Conflict Agreement dated May 16, 1996
         between Metrocall and Elliot H. Singer.(z)
 10.39   Placement Agreement dated December 17,1998 between Metrocall and Morgan Stanley & Co. Incorporated, NationsBanc
         Montgomery Securities LLC, TD Securities (USA) Inc., First
         Union Capital Markets and BancBoston Roberston Stephens
         Inc.(w)
 11.1    Statement re computation of per share earnings.*
 21.1    Subsidiaries of Metrocall, Inc.(w)
 23.2    Consent of Arthur Andersen LLP, as independent public
         accountants for Metrocall.*
 27.1    December 31, 1998 Financial Data Schedule.*
 27.2    December 31, 1997 Financial Data Schedule.*
 27.3    December 31, 1996 Financial Data Schedule.*

------------

 *    Filed herewith.
 (a)  Incorporated by reference to Metrocall's Current Report on
      Form 8-K filed with the Commission on January 4, 1999.
 (b)  Incorporated by reference to Metrocall's Current Report on
      Form 8-K filed with the Commission on October 23, 1997.
 (c)  Incorporated by reference to Metrocall's Registration
      Statement on Form S-1, as amended (File No. 33-96042) filed with the Commission on September 27, 1995.
 (d)  Incorporated by reference to ProNet's Current Report on Form
      8 Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15,
      1998.
 (e)  Incorporated by reference to Metrocall's Quarterly Report on
      Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998.
 (f) Incorporated by reference to the Registration Statement on Form S-1 of A Communications, Inc., as amended (File No.
      33-95208) filed with the Commission on September 18, 1995.
 (g)  Incorporated by reference to Metrocall's Annual Report on
      Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

 (h)  Incorporated by reference to Metrocall's Current Report on
      Form 8-K filed with the Commission on October 16, 1998.
 (i)  Incorporated by reference to Metrocall's Current Report on
      Form 8-K filed with the Commission on November 21, 1996.
 (j)  Incorporated by reference to Metrocall's Registration
      Statement, Amendment No. 2, on Form S-4 (File No. 333-36079) filed with the Commission on November 5, 1997.
 (k)  Incorporated by reference to Metrocall's Definitive Proxy
      Statement on Schedule 14A filed with the Commission on August 31, 1998.
 (l)  Incorporated by reference to Metrocall's Quarterly Report on
      Form 8-K filed July 7, 1998.
 (m)  Incorporated by reference to Metrocall's Registration
      Statement on Form S-4, as amended (File No. 333-21231) initially filed with the Commission on February 5, 1997.
 (n)  Incorporated by reference to Metrocall's Current Report on
      Form 8-K filed with the Commission on July 14, 1997.
 (o)  Incorporated by reference to Metrocall's Current Report on
      Form 8-K filed with the Commission on August 12, 1997.
 (p)  Incorporated by reference to Metrocall's Registration
      Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.
 (q)  Incorporated by reference to Metrocall's Registration
      Statement on Form S-4, as amended (File No. 333-36079) filed with the Commission on September 22, 1997.
 (r)  Incorporated by reference to Metrocall's Quarterly Report on
      Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.
 (s)  Incorporated by reference to Metrocall's Quarterly Report on
      Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.
 (t) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 5, 1999.
 (u) Incorporated by reference to Metrocall's Proxy Statement filed for the Annual Meeting of Stockholders held on May 1, 1996.
 (v)  Incorporated by reference to Metrocall's Registration
      Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.
 (w)  Incorporated by reference to Metrocall's Annual Report on
      Form 10-K for the year ended December 31, 1998 filed with the Commission on March 31, 1999.
 (x)  Incorporated by reference to Metrocall's Quarterly Report on
      Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.
 (y)  Incorporated by reference to Metrocall's Registration
      Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.
 (z)  Incorporated by reference to Metrocall's Tender Offer
      Statement on Schedule 14D-1, filed with the Commission on May 22, 1996.