Form 10-Q/A
period 1999-03-31
METROCALL INC
filed 1999-07-02
CIK 906525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A

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

EXPLANATORY NOTE

     The registrant amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as follows: (1) Part I, Item 1, Notes to Interim Condensed Consolidated Financial Statements; (2) Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations; (3) Part I, Item 3 Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 6 Exhibits and Reports on Form 8-K. The specific changes are incorporated into the text, as amended, below.

     The Financial Statements were restated as described in Note 1 to the Financial Statements.

                         PART I.  FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                 (AS RESTATED)
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1998          1999
                                                              ------------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    8,436    $   12,603
  Accounts receivable, less allowance for doubtful accounts
    of $6,196 as of December 31, 1998 and $6,758 as of March
    31, 1999................................................       44,694        38,613
  Prepaid expenses and other current assets.................        8,843        10,132
                                                               ----------    ----------
        Total current assets................................       61,973        61,348
                                                               ----------    ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       15,079        15,218
  Furniture, office equipment and vehicles..................       64,438        66,636
  Paging and plant equipment................................      380,313       357,936
  Less -- Accumulated depreciation and amortization.........     (168,067)     (145,612)
                                                               ----------    ----------
                                                                  291,763       294,178
                                                               ----------    ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $219,960 as of December 31, 1998 and
  $273,399 as of March 31, 1999.............................      894,707       842,806
OTHER ASSETS................................................        2,595         4,162
                                                               ----------    ----------
TOTAL ASSETS................................................   $1,251,038    $1,202,494
                                                               ==========    ==========
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $      771    $      687
  Accounts payable..........................................       37,533        33,136
  Accrued expenses and other current liabilities............       37,728        41,795
  Deferred revenues and subscriber deposits.................       27,769        24,307
                                                               ----------    ----------
        Total current liabilities...........................      103,801        99,925
                                                               ----------    ----------
CAPITAL LEASE OBLIGATIONS, less current maturities..........        3,575         3,438
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................       40,444        69,427
SENIOR SUBORDINATED NOTES...................................      698,544       698,588
DEFERRED INCOME TAX LIABILITY...............................      209,642       193,961
MINORITY INTEREST IN PARTNERSHIP............................          510           510
                                                               ----------    ----------
        Total liabilities...................................    1,056,516     1,065,849
                                                               ----------    ----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 209,203
  shares issued and outstanding as of December 31, 1998 and
  March 31, 1999, and a liquidation preference of $53,216
  and $55,047 at December 31, 1998 and March 31, 1999,
  respectively..............................................       45,441        47,468
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share; 9,000 shares authorized; 1,808
  shares and 0 shares issued and outstanding at December 31,
  1998 and March 31, 1999, respectively, and a liquidation
  preference of $18,391 and $0 at December 31, 1998 and
  March 31, 1999, respectively..............................       18,391            --
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 9,595
  shares issued and outstanding as of December 31, 1998 and
  March 31, 1999, and a liquidation preference of $96,910
  and $98,829 at December 31, 1998 and March 31, 1999,
  respectively..............................................       96,910        98,829
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; 41,583,403 and 41,670,693 shares
    issued and outstanding as of December 31, 1998 and March
    31, 1999, respectively..................................          416           417
  Additional paid-in capital................................      340,249       340,624
  Accumulated deficit.......................................     (306,885)     (350,693)
                                                               ----------    ----------
        Total stockholders' equity (deficit)................       33,780        (9,652)
                                                               ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $1,251,038    $1,202,494
                                                               ==========    ==========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                 (AS RESTATED)
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
REVENUES:
  Service, rent and maintenance revenues....................  $    92,038   $   140,454
  Product sales.............................................       11,293        14,576
                                                              -----------   -----------
          Total revenues....................................      103,331       155,030
  Net book value of products sold...........................        7,031         9,815
                                                              -----------   -----------
                                                                   96,300       145,215
                                                              -----------   -----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses....................       25,500        39,994
  Selling and marketing.....................................       16,374        25,025
  General and administrative................................       28,544        41,352
  Depreciation..............................................       16,557        23,052
  Amortization..............................................       35,587        52,671
                                                              -----------   -----------
                                                                  122,562       182,094
                                                              -----------   -----------
          Loss from operations..............................      (26,262)      (36,879)
INTEREST EXPENSE............................................      (14,901)      (20,700)
INTEREST AND OTHER INCOME, NET..............................          320            16
                                                              -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT..............................      (40,843)      (57,563)
INCOME TAX BENEFIT..........................................       10,519        15,550
                                                              -----------   -----------
          Net loss..........................................      (30,324)      (42,013)
PREFERRED DIVIDENDS.........................................       (2,348)       (4,003)
GAIN ON REPURCHASE OF PREFERRED STOCK.......................           --         2,208
                                                              -----------   -----------
          Loss attributable to common stockholders..........  $   (32,672)  $   (43,808)
                                                              ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS.......................  $     (0.80)  $     (1.05)
                                                              ===========   ===========
Weighted-average common shares outstanding..................   40,866,548    41,670,693
                                                              ===========   ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (AS RESTATED)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                COMMON STOCK
                                             -------------------   ADDITIONAL
                                               SHARES       PAR     PAID-IN     ACCUMULATED
                                             OUTSTANDING   VALUE    CAPITAL       DEFICIT      TOTAL
                                             -----------   -----   ----------   -----------   --------
BALANCE, December 31, 1998.................  41,583,403    $416     $340,249     $(306,885)   $ 33,780
Issuance of shares in employee stock
  purchase plan............................      87,290       1          375            --         376
Preferred dividends........................          --      --           --        (4,003)     (4,003)
Gain on repurchase of Series B Preferred...          --      --           --         2,208       2,208
Net loss...................................          --      --           --       (42,013)    (42,013)
                                             ----------    ----     --------     ---------    --------
BALANCE, March 31, 1999....................  41,670,693    $417     $340,624     $(350,693)   $ (9,652)
                                             ==========    ====     ========     =========    ========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                 (AS RESTATED)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(30,324)  $(42,013)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................    52,144     75,723
     Amortization of debt financing costs and debt
      discount..............................................       441        810
     Decrease in deferred income taxes......................   (10,519)   (15,681)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................      (893)     5,245
     Prepaid expenses and other current assets..............    (1,639)    (1,290)
     Accounts payable.......................................   (10,447)    (4,397)
     Accrued expenses and other current liabilities.........     4,357      4,069
     Deferred revenues and subscriber deposits..............       892     (3,462)
                                                              --------   --------
          Net cash provided by operating activities.........     4,012     19,004
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................   (19,085)   (25,466)
  Additions to intangibles..................................      (606)      (394)
  Other.....................................................      (570)    (1,567)
                                                              --------   --------
          Net cash used in investing activities.............   (20,261)   (27,427)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility..........................     6,000     29,000
  Repurchase of Series B Preferred..........................        --    (16,240)
  Deferred debt financing costs.............................        --       (308)
  Principal payments on long-term debt......................      (235)      (238)
  Net proceeds from issuance of common stock................       205        376
                                                              --------   --------
          Net cash provided by financing activities.........     5,970     12,590
                                                              --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (10,279)     4,167
CASH AND CASH EQUIVALENTS, beginning of period..............    24,896      8,436
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 14,617   $ 12,603
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $  6,472   $ 17,405
                                                              ========   ========
  Cash payments for income taxes............................  $     --   $      4
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

     During 1996 and 1997 the Company was billed for local transport charges by certain Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company. The Company disputes these billings under the Telecommunications Act of 1996 (the "1996 Act") (see Note 6). The Company initially expensed amounts as incurred for these disputed charges. Subsequently, when identified as local transport charges, the Company reversed the expense and recorded payments made for these disputed billings as receivables. In June 1999, after discussions with the staff of the SEC in connection with its review of registration statements filed by the Company, the Company restated its financial statements to reflect amounts paid in 1996 and 1997 as an expense in the period incurred and not as a receivable. Collection of amounts are contingent upon a successful FCC ruling (see Note 6). If amounts are collected from the RBOCs and the largest independent telephone company for reimbursement of amounts paid by the Company, the Company will recognize the collections as a reduction of service, rent and maintenance expense in the statement of operations in the period received.

     The impact of this restatement effected the Company's net loss, net loss attributable to common stockholders and basic and diluted loss per share attributable to common stockholders as follows:

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                1998              1999
                                                              ---------         ---------
Net loss--previously reported...............................  $(28,200)         $(46,061)
Net loss--as restated.......................................   (30,324)          (42,013)
Loss attributable to common stockholders--previously
  reported..................................................  $(30,548)         $(47,856)
Loss attributable to common stockholders--as restated.......   (32,672)          (43,808)
Basic and diluted loss per share attributable to common
  stockholders--previously reported.........................  $  (0.75)         $  (1.15)
Basic and diluted loss per share attributable to common
  stockholders--as restated.................................     (0.80)            (1.05)

                        METROCALL INC. AND SUBSIDIARIES

2.  RISKS AND OTHER IMPORTANT FACTORS

     Metrocall has sustained net losses of $60.3 million and $129.1 million for fiscal years 1997 and 1998 and $42.0 million for the quarter ended March 31, 1999. Those losses are significantly attributable to its consolidation and growth strategies and capital expenditure requirements. Metrocall cannot assure you that it can reverse such losses in the future. At March 31, 1999, Metrocall had an accumulated deficit of approximately $350.7 million and a deficit in working capital of $38.6 million. The Company's business requires substantial funds for capital expenditures and acquisitions, both of which result in significant depreciation and amortization expenses. Additionally, Metrocall has substantial levels of borrowing, which result in significant interest expense, expected to be outstanding in the foreseeable future. Metrocall therefore expects to continue to incur losses from operations. Metrocall cannot assure you that it will achieve profitability in the future.

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

5.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

  Stock Option Plans

     During the three months ended March 31, 1999, the Board of Directors approved grants of options to purchase 6,000 shares of Metrocall common stock to current non-employee directors with exercise prices

                        METROCALL INC. AND SUBSIDIARIES

5. EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS -- (CONTINUED) ranging from $4.31 to $5.63 per share, equal to the fair market value of the Company's common stock on the date of grant.

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

     At March 31, 1999, the Company believes it is owed refunds from certain of the RBOCs and the largest independent telephone company related to such local transport charges paid during 1996 and 1997 of approximately $9.9 million. This amount represents management's estimate; however, as these LEC receivables are contingent upon a successful ruling on the Company's complaint, they have not been recorded in the accompanying financial statements. Upon receipt, the Company will recognize collections as a reduction of service, rent and maintenance expense in the statement of operations. The Company stopped paying and expensing local transport charges in 1998. Certain of the RBOCs have continued to bill the Company for local transport charges pending resolution of the Company's FCC complaints. Amounts billed to the Company in 1998 and the first quarter of 1999, which it has not paid or expensed was approximately $10 million at March 31, 1999. The Company has not recorded such amounts as an expense because it believes it is unlikely it will be obligated under the 1996 Act to pay such amounts.

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

                                               MARCH 31,     % OF     MARCH 31,     % OF     INCREASE OR
                                                 1998      REVENUES     1999      REVENUES   (DECREASE)
                                               ---------   --------   ---------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance................  $ 25,500      26.5     $ 39,994      27.5       $14,494
Selling and marketing........................    16,374      17.0       25,025      17.2         8,651
General and administrative...................    28,544      29.6       41,352      28.5        12,808
Depreciation.................................    16,557      17.2       23,052      15.9         6,495
Amortization.................................    35,587      37.0       52,671      36.3        17,084
                                               --------     -----     --------     -----       -------
                                               $122,562     127.3     $182,094     125.4       $59,532
                                               ========     =====     ========     =====       =======

                                                              MARCH 31,   MARCH 31,
                                                                1998        1999      INCREASE
                                                              ---------   ---------   --------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance.......................    $2.09       $2.33      $0.24
Monthly selling and marketing...............................     1.34        1.46       0.12
Monthly general and administrative..........................     2.34        2.42       0.08
                                                                -----       -----      -----
Average monthly operating costs.............................    $5.77       $6.21      $0.44

     Overall, Metrocall experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1998 to 1999. Average monthly operating cost per unit increased from $5.77 per unit for 1998 to $6.21 per unit for 1999. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $14.5 million from $25.5 million in 1998 to $40.0 million in 1999 and increased as a percentage of net revenues from 26.5% in 1998 to 27.5% in 1999. Approximately $15.2 million of this increase is the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. Service, rent and maintenance expense per unit increased from $2.09 per unit in 1998 to $2.33 per unit in 1999 as a result of the above events. The Company expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it renegotiates certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. The Company expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its nationwide footprint, particularly in the West and Midwest United States.

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

                                                              MARCH 31,   MARCH 31,    INCREASE
                                                                1998        1999      (DECREASE)
                                                              ---------   ---------   ----------
OTHER
Interest and other income, net..............................  $    320    $     16     $  (304)
Interest expense............................................   (14,901)    (20,700)     (5,799)
Income tax benefit..........................................    10,519      15,550       5,031
Net loss....................................................   (30,324)    (42,013)     11,689
Preferred dividends.........................................    (2,348)     (4,003)      1,655
Gain on repurchase of preferred stock.......................        --       2,208       2,208
EBITDA......................................................    25,882      38,844      12,962

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

     Metrocall's net loss increased approximately $11.7 million from $30.3 million in 1998 to $42.0 million in 1999. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the acquisition of AMD, whose results were not included in Metrocall's results of operations for the three months ended March 31, 1998. This was offset partially by increases in net revenues related to an increase in the Company's subscriber base as a result of internal growth and the AMD acquisition. Metrocall expects net losses to continue in future periods.

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

     EBITDA (earnings before interest, taxes, depreciation and amortization), while not a measure under generally accepted accounting principles (GAAP), is a standard measure of financial performance in the paging industry and may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA is, however, an approximation of the primary financial measure by which our covenants are calculated under our indentures and our credit facility. EBITDA increased approximately $13.0 million to $38.9 million in 1999 from $25.9 million in 1998. As a percentage of net revenues, EBITDA decreased from 26.9% in 1998 to 26.7% in 1999.

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

  Working Capital

     At March 31, 1999, Metrocall had a working capital deficit (current liabilities exceeded current assets) of approximately $38.6 million. The Company has experienced such deficits in prior periods and believes such deficits are likely to continue. Metrocall attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital.

     The Company is currently considering a program with a major financial institution that would enable it to provide paging and other wireless messaging equipment to customers under leases to be provided by a third party entity. It is intended that if the program is implemented, the leased equipment and associated debt financing would not be included on the Company's balance sheet or reflected as a capital expenditure because Metrocall would not retain a substantial risk of ownership in the equipment. However, if Metrocall retains substantial risk of ownership in the messaging equipment, the equipment and the associated debt financing would be reflected on Metrocall's balance sheet and as a capital expenditure. Although the program is expected to be geared toward higher priced equipment users that generate higher ARPU, it is anticipated that it will be offered across all of Metrocall's direct distribution channels. There can be no assurance that the Company will be successful in implementing this program, as intended.

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

     The credit facility includes a material adverse effect clause under which the credit facility could be in default if there is any material adverse effect upon the business, assets, liabilities, financial condition, results of operations, properties or business of Metrocall. Metrocall believes that the declaration of a material adverse effect default by its lenders is remote.

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

  Access to Future Capital

     Since Metrocall had a significant net loss for the three months ended March 31, 1999, its fixed charges, which include primarily interest expenses related to long term debt and operating leases, were in excess of earnings for the period by approximately $57.6 million. Metrocall expects that its net losses and deficiency of earnings to fixed charges will continue in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information provided in Item 7A of Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 1999                        METROCALL, INC.

                                          By:     /s/ VINCENT D. KELLY
                                            ------------------------------------
                                                      Vincent D. Kelly
                                                  Chief Financial Officer,
                                                Treasurer and Executive Vice
                                                          President

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