Form 10-Q
period 1999-06-30
METROCALL INC
filed 1999-08-13
CIK 906525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703)660-6677

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                           OUTSTANDING AT AUGUST 2, 1999
                 -----                           -----------------------------
      Common Stock, $.01 par value                         41,861,908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                              PAGE
                                                                             NUMBER
-----------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION
 Item 1        Interim Condensed Consolidated Financial Statements
               Balance Sheets, December 31, 1998 and June 30, 1999.........     3
               Statements of Operations for the three and six months ended
               June 30, 1998 and 1999......................................     4
               Statement of Stockholders' Equity/(Deficit) for the six
               months ended June 30, 1999..................................     5
               Statements of Cash Flows for the six months ended June 30,
               1998 and 1999...............................................     6
               Notes to Interim Condensed Consolidated Financial
               Statements..................................................     7
 Item 2        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    10
 Item 3        Quantitative and Qualitative Disclosures About Market
               Risk........................................................    24

PART II        OTHER INFORMATION
 Item 1        Legal Proceedings...........................................    25
 Item 2        Changes in Securities.......................................    25
 Item 3        Defaults Upon Senior Securities.............................    25
 Item 4        Submission of Matters to a Vote of Security Holders.........    25
 Item 5        Other Information...........................................    26
 Item 6        Exhibits and Reports on Form 8-K............................    26

SIGNATURES.................................................................    27

                         PART I.  FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                               DECEMBER 31,
                                                                   1998         JUNE 30,
                                                              (AS RESTATED)       1999
                                                              --------------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    8,436     $   15,396
  Accounts receivable, less allowance for doubtful accounts
    of $6,196 as of December 31, 1998 and $6,609 as of June
    30, 1999................................................        44,694         52,176
  Prepaid expenses and other current assets.................         8,843          9,321
                                                                ----------     ----------
        Total current assets................................        61,973         76,893
                                                                ----------     ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................        15,079         15,310
  Furniture, office equipment and vehicles..................        64,438         70,571
  Paging and plant equipment................................       380,313        373,129
  Less -- Accumulated depreciation and amortization.........      (168,067)      (161,987)
                                                                ----------     ----------
                                                                   291,763        297,023
                                                                ----------     ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $219,960 as of December 31, 1998 and
  $326,956 as of June 30, 1999..............................       894,707        789,352
OTHER ASSETS................................................         2,595          3,959
                                                                ----------     ----------
TOTAL ASSETS................................................    $1,251,038     $1,167,227
                                                                ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $      771     $      600
  Accounts payable..........................................        37,533         36,248
  Accrued expenses and other current liabilities............        37,728         45,031
  Deferred revenues and subscriber deposits.................        27,769         28,748
                                                                ----------     ----------
        Total current liabilities...........................       103,801        110,627
                                                                ----------     ----------
CAPITAL LEASE OBLIGATIONS, less current maturities..........         3,575          3,298
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................        40,444         84,410
SENIOR SUBORDINATED NOTES...................................       698,544        698,521
DEFERRED INCOME TAX LIABILITY...............................       209,642        177,926
MINORITY INTEREST IN PARTNERSHIP............................           510            510
                                                                ----------     ----------
        Total liabilities...................................     1,056,516      1,075,292
                                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 209,203
  and 223,847 shares issued and outstanding as of December
  31, 1998 and June 30, 1999, respectively, and a
  liquidation preference of $53,216 and $56,941 at December
  31, 1998 and June 30, 1999, respectively..................        45,441         49,560
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share; 9,000 shares authorized; 1,808
  shares and 0 shares issued and outstanding at December 31,
  1998 and June 30, 1999, respectively, and a liquidation
  preference of $18,391 and $0 at December 31, 1998 and June
  30, 1999, respectively....................................        18,391             --
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 9,595 and
  9,979 shares issued and outstanding as of December 31,
  1998 and June 30, 1999, and a liquidation preference of
  $96,910 and $100,786 at December 31, 1998 and June 30,
  1999, respectively........................................        96,910        100,786
STOCKHOLDERS' EQUITY/(DEFICIT):
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; 41,583,403 and 41,670,693 shares
    issued and outstanding as of December 31, 1998 and June
    30, 1999, respectively..................................           416            417
  Additional paid-in capital................................       340,249        340,624
  Accumulated deficit.......................................      (306,885)      (399,452)
                                                                ----------     ----------
        Total stockholders' equity/(deficit)................        33,780        (58,411)
                                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)........    $1,251,038     $1,167,227
                                                                ==========     ==========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                             SIX MONTHS ENDED
                                               THREE MONTHS ENDED                JUNE 30,
                                                    JUNE 30,            ---------------------------
                                            -------------------------       1998
                                               1998          1999       (AS RESTATED)      1999
                                            -----------   -----------   -------------   -----------
REVENUES:
  Service, rent and maintenance
     revenues.............................  $    93,098   $   138,949    $   185,135    $   279,403
  Product sales...........................       10,156        16,681         21,449         31,257
                                            -----------   -----------    -----------    -----------
          Total revenues..................      103,254       155,630        206,584        310,660
  Net book value of products sold.........       (7,428)       (9,897)       (14,459)       (19,712)
                                            -----------   -----------    -----------    -----------
                                                 95,826       145,733        192,125        290,948
                                            -----------   -----------    -----------    -----------
OPERATING EXPENSES:
  Service, rent and maintenance
     expenses.............................       21,659        41,621         47,159         81,615
  Selling and marketing...................       16,269        24,639         32,642         49,664
  General and administrative..............       29,144        42,816         57,688         84,168
  Depreciation............................       16,982        23,602         33,539         46,654
  Amortization............................       35,426        52,831         71,013        105,502
                                            -----------   -----------    -----------    -----------
                                                119,480       185,509        242,041        367,603
                                            -----------   -----------    -----------    -----------
          Loss from operations............      (23,654)      (39,776)       (49,916)       (76,655)
INTEREST EXPENSE..........................      (16,123)      (21,121)       (31,024)       (41,821)
INTEREST AND OTHER INCOME, NET............          292           212            612            228
                                            -----------   -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT............      (39,485)      (60,685)       (80,328)      (118,248)
INCOME TAX BENEFIT........................       10,751        15,974         21,270         31,524
                                            -----------   -----------    -----------    -----------
          Net loss........................      (28,734)      (44,711)       (59,058)       (86,724)
PREFERRED DIVIDENDS.......................       (2,423)       (4,048)        (4,771)        (8,051)
GAIN ON REPURCHASE OF PREFERRED STOCK.....           --            --             --          2,208
                                            -----------   -----------    -----------    -----------
          Loss attributable to common
            stockholders..................  $   (31,157)  $   (48,759)   $   (63,829)   $   (92,567)
                                            ===========   ===========    ===========    ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS.....  $     (0.76)  $     (1.17)   $     (1.56)   $     (2.22)
                                            ===========   ===========    ===========    ===========
Weighted-average common shares
  outstanding.............................   40,866,548    41,670,693     40,866,548     41,670,693
                                            ===========   ===========    ===========    ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                  STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                COMMON STOCK
                                             -------------------   ADDITIONAL
                                               SHARES       PAR     PAID-IN     ACCUMULATED
                                             OUTSTANDING   VALUE    CAPITAL       DEFICIT      TOTAL
                                             -----------   -----   ----------   -----------   --------
BALANCE, December 31, 1998.................  41,583,403    $416     $340,249     $(306,885)   $ 33,780
Issuance of shares in employee stock
  purchase plan............................      87,290       1          375            --         376
Preferred dividends........................          --      --           --        (8,051)     (8,051)
Gain on repurchase of Series B Preferred...          --      --           --         2,208       2,208
Net loss...................................          --      --           --       (86,724)    (86,724)
                                             ----------    ----     --------     ---------    --------
BALANCE, June 30, 1999.....................  41,670,693    $417     $340,624     $(399,452)   $(58,411)
                                             ==========    ====     ========     =========    ========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                  1998
                                                              (AS RESTATED)     1999
                                                              -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(59,058)     $(86,724)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................     104,552       152,156
     Amortization of debt financing costs and discount......         881         1,581
     Decrease in deferred income taxes......................     (21,270)      (31,715)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................      (4,838)       (8,319)
     Prepaid expenses and other current assets..............        (204)         (478)
     Accounts payable.......................................     (25,899)       (1,285)
     Accrued expenses and other current liabilities.........         895         7,304
     Deferred revenues and subscriber deposits..............         222           979
                                                                --------      --------
          Net cash (used) provided by operating
            activities......................................      (4,719)       33,499
                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................     (31,591)      (51,914)
  Other.....................................................         133        (1,779)
                                                                --------      --------
          Net cash used in investing activities.............     (31,458)      (53,693)
                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit facility......................      16,000        44,000
  Repurchase of Series B Preferred..........................          --       (16,240)
  Deferred debt financing costs.............................          --          (390)
  Principal payments on long-term debt......................        (468)         (592)
  Net proceeds from issuance of common stock................         205           376
                                                                --------      --------
          Net cash provided by financing activities.........      15,737        27,154
                                                                --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (20,440)        6,960
CASH AND CASH EQUIVALENTS, beginning of period..............      24,896         8,436
                                                                --------      --------
CASH AND CASH EQUIVALENTS, end of period....................    $  4,456      $ 15,396
                                                                ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................    $ 22,742      $ 32,348
                                                                ========      ========
  Cash payments for income taxes............................    $     --      $    206
                                                                ========      ========

       See notes to interim condensed consolidated financial statements.

                        METROCALL INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the SEC. The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, "Metrocall"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates. Actual results could differ from those estimates. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in Metrocall's 1998 Annual Report on Form 10-K/A, filed on July 2, 1999.

     During 1996 and 1997 Metrocall was billed for local transport charges by a number of Regional Bell Operating Companies (RBOCs) and the largest independent telephone company. Metrocall has disputed these billings under the Telecommunications Act of 1996 (the "1996 Act") (see Note 6). When Metrocall identified that it had paid these local transport charges, it recorded such payments made for these disputed billings as receivables. In June 1999, after discussions with the staff of the SEC in connection with its review of registration statements Metrocall had filed, Metrocall restated its financial statements to reflect amounts paid in 1996 and 1997 as an expense in the period incurred and not as a receivable. Collection of amounts is contingent upon a successful FCC ruling (see Note 6). If amounts are collected from the RBOCs and the largest independent telephone company for reimbursement of amounts paid by Metrocall, Metrocall will recognize the collections as a reduction of service, rent and maintenance expense in the statement of operations in the period received.

     The impact of this restatement affected Metrocall's net loss, net loss attributable to common stockholders and basic and diluted loss per share attributable to common stockholders as follows:

                                                                      SIX MONTHS
                                                                         ENDED
                                                                     JUNE 30, 1998
                                                                     -------------
Net loss--previously reported...............................           $(56,934)
Net loss--as restated.......................................            (59,058)
Loss attributable to common stockholders--previously
  reported..................................................            (61,705)
Loss attributable to common stockholders--as restated.......            (63,829)
Basic and diluted loss per share attributable to common
  stockholders--previously reported.........................           $  (1.51)
Basic and diluted loss per share attributable to common
  stockholders--as restated.................................              (1.56)

     The restatement did not impact amounts reported for the three-month period ended June 30, 1998.

2.  RISKS AND OTHER IMPORTANT FACTORS

     Metrocall sustained net losses of $60.3 million and $129.1 million for fiscal years 1997 and 1998 and $86.7 million for the six-month period ended June 30, 1999. Those losses were significantly attributable to its consolidation and growth strategies and capital expenditure requirements. Metrocall cannot assure you that it

                        METROCALL INC. AND SUBSIDIARIES

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

2. RISKS AND OTHER IMPORTANT FACTORS -- (CONTINUED) can reverse such losses in the future. At June 30, 1999, Metrocall had an accumulated deficit of approximately $399.5 million and a deficit in working capital of $33.7 million. Metrocall's business requires substantial funds for capital expenditures and acquisitions, both of which result in significant depreciation and amortization expenses. Additionally, Metrocall has substantial levels of borrowing, which result in significant interest expense, expected to be outstanding in the foreseeable future. Metrocall therefore expects to continue to incur losses from operations. Metrocall cannot assure you that it will achieve profitability in the future.

     Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At June 30, 1999, Metrocall had approximately $786.8 million outstanding under its credit facility, senior subordinated notes, capital leases and other long-term debt. Amounts available under its credit facility are subject to certain financial covenants and other restrictions. At June 30, 1999, Metrocall was in compliance with each of the covenants under its credit facility. Metrocall's ability to borrow additional amounts in the future, including amounts currently available under the credit facility is dependent on Metrocall's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets. At June 30, 1999, Metrocall had $92.9 million of borrowings available under its credit facility based on its total leverage coverage covenant under which total debt cannot exceed six-times annualized operating cash flow, as defined, as of the end of the most recently completed fiscal quarter.

     Metrocall is also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulation, litigation and subscriber turnover.

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

4.  CAPITAL STOCK

     On January 7, 1999, Metrocall repurchased and retired all of the outstanding shares of the Series B Junior Convertible Preferred Stock (Series B Preferred) plus accrued dividends, for $16.2 million, representing a discount of $2.2 million from its carrying value. Metrocall financed the repurchase with borrowings under its credit facility.

5.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

  Stock Option Plans

     During the six months ended June 30, 1999, Metrocall's Board of Directors granted options to purchase 1,717,500 shares of common stock with exercise prices ranging from $3.22 to $5.63 per share, equal to the fair market value of the Metrocall's common stock on the date of grant.

                        METROCALL INC. AND SUBSIDIARIES

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

5.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS -- (CONTINUED)
  Employee Stock Purchase Plan

     Metrocall issued 87,290 and 191,215 shares of common stock on January 1, 1999 and July 1, 1999, respectively, under the Metrocall, Inc. Employee Stock Purchase Plan with purchase prices of approximately $4.31 and $2.34 per share, respectively.

6.  CONTINGENCIES

  Legal and Regulatory Matters

     Metrocall is subject to legal and regulatory matters in the normal course of business. Metrocall does not expect that the outcome of those matters will have a material adverse effect on its financial position or results of operations.

  Interconnect Complaint

     Metrocall has filed complaints with the FCC against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC. Since 1996, Bell Atlantic and NYNEX have voluntarily ceased charging Metrocall for interconnection.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of financial condition and results of operations of Metrocall together with the financial statements and the notes to the financial statements which appear elsewhere in this quarterly report and Metrocall's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

     - dependence on key suppliers; and,

     - reliance on key personnel.

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

OVERVIEW

     Metrocall is a leading provider of local, regional, and national paging and other wireless messaging services. Metrocall has a nationwide network through which it provides messaging services to over 1,000 U.S. cities, including the 100 largest metropolitan areas. Since 1993, Metrocall's subscriber base has increased from less than 250,000 in 1993 to more than 5.8 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of June 30, 1999, Metrocall was the third largest paging and wireless-messaging company in the United States based on number of subscribers.

     Metrocall derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use Metrocall's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. Metrocall's total revenues have increased by approximately 50.7% and 50.4% to $155.6 million and $310.7 million for the three month and six month periods ended June 30, 1999, respectively, compared to $103.3 million and $206.6 million for the three month and six month periods ended June 30, 1998, respectively. Overall, subscribers have increased by approximately 1.6 million or approximately 38% to 5.8 million at June 30, 1999 from 4.2 million at June 30, 1998. Approximately 23% of the growth in the subscriber base was generated through internal distribution channels while 77% of the increase was attributable to the subscriber base acquired through the acquisition of the Advanced Messaging Division (AMD) of AT&T Wireless, the paging operations of AT&T, on October 2, 1998.

     Metrocall's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. Metrocall also purchases paging equipment for that portion of its subscriber base to which it leases pagers. During the three and six month periods ended June 30, 1999, capital expenditures totaled $26.4 million and $51.9 million, respectively. This includes approximately $14.9 million and $34.8 million for the three and six month periods ended June 30, 1999, respectively, for pagers, representing an increase in pagers on hand and net increases and maintenance to the rental pager base. Capital expenditures were funded through a combination of cash generated from operations and borrowings under the credit facility.

     For the remainder of 1999, Metrocall's business strategy will be focused on increasing stockholder value by expanding the subscriber base and increasing revenues, cost efficiencies and operating cash flow. This focus will include the following:

     - Managing capital requirements and increasing free cash flow by:

        -- continuing to focus on selling, rather than leasing, paging units in order to reduce capital expenditure requirements per subscriber;

        -- increasing revenues and cash flows through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit (ARPU) than standard messaging or paging services; and

        -- further increasing the utilization of the nationwide network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

     - Managing and lowering operating costs through cost containment initiatives;

     - Maximizing internal growth potential by continuing to broaden Metrocall's distribution network and expanding target markets to capitalize on the growing appeal of messaging and other wireless products; and

     - Completing the integration of the operations of AMD.

     Metrocall may continue to expand its geographic penetration and subscriber base through future industry consolidation if potential candidates are identified that satisfy certain criteria including: valuation, geographic coverage, regulatory licenses, type of consideration, availability of financing, and accretive and de-leveraging potential.

RESULTS OF OPERATIONS

     The definitions below will be helpful in understanding the discussion of Metrocall's results of operations.

     - Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular and long-distance services.

     - ARPU means average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by
       (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such as telemessaging, long distance and cellular telephone.

     - Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained (COAM) pagers less net book value of products sold.

     - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of Metrocall's network systems and customer support centers.

     - Selling and marketing expenses: include salaries, commissions and administrative costs for Metrocall's sales force and related marketing and advertising expenses.

     - General and administrative expenses: include executive management, accounting, office telephone, repairs and maintenance, management information systems and employee benefits.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH 1998

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended June 30, 1998 and 1999:

                                          JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                            1998      REVENUES      1999      REVENUES   (DECREASE)
                                         ----------   --------   ----------   --------   -----------
REVENUES
  Service, rent and maintenance........  $   93,098     97.2     $  138,949     95.3     $   45,851
  Product sales........................      10,156     10.6         16,681     11.4          6,525
                                         ----------    -----     ----------    -----     ----------
          Total revenues...............     103,254    107.8        155,630    106.7         52,376
  Net book value of products sold......       7,428     (7.8)         9,897     (6.7)         2,469
                                         ----------    -----     ----------    -----     ----------
  Net revenues.........................  $   95,826    100.0     $  145,733    100.0     $   49,907
                                         ==========    =====     ==========    =====     ==========
ARPU...................................  $     7.23              $     7.92              $     0.69
Number of subscribers..................   4,223,980               5,811,705               1,587,725

     Total revenues increased approximately $52.3 million, or approximately 50.7%, from $103.3 million for the three months ended June 30, 1998 ("1998") to $155.6 million for the three months ended June 30, 1999 ("1999"). Net revenues increased approximately $49.9 million, or 52.1%, from $95.8 million in 1998 to $145.7 million in 1999. The increase in net revenues is the result of the increase in subscriber growth due to internal growth through broadened distribution channels and the increase in the subscriber base due to the AMD acquisition. ARPU for paging services increased from $7.23 per unit in 1998 to $7.92 per unit in 1999. The increase in ARPU was the result of internal growth in our distribution channels, selected service rate increases, continued migration of subscribers to alphanumeric devices and the impact of the subscriber base acquired in the AMD acquisition. The AMD acquisition added approximately 1.2 million premium subscribers to Metrocall's existing subscriber base. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales, which consist primarily of sales of paging equipment, increased approximately $6.5 million or 64.2% from $10.2 million in 1998 to $16.7 million in 1999 and increased as a percentage of net revenues from 10.6% in 1998 to 11.4% in 1999. Net book value of products sold increased approximately $2.5 million or 33.2% from $7.4 million in 1998 to $9.9 million in 1999 principally due to the increase in product sales, offset by increased depreciation expense. Pagers are classified as property and depreciated over three years from their date of acquisition.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended June 30, 1998 and 1999:

                                             JUNE 30,     % OF       JUNE 30,        % OF     INCREASE OR
                                               1998     REVENUES       1999        REVENUES   (DECREASE)
                                             --------   --------   -------------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance..............  $ 21,659     22.6       $ 41,621        28.6       $19,962
Selling and marketing......................    16,269     17.0         24,639        16.9         8,370
General and administrative.................    29,144     30.4         42,816        29.4        13,672
Depreciation...............................    16,982     17.7         23,602        16.2         6,620
Amortization...............................    35,426     37.0         52,831        36.3        17,405
                                             --------    -----       --------       -----       -------
                                             $119,480    124.7       $185,509       127.4       $66,029
                                             ========    =====       ========       =====       =======

                                                              JUNE 30,   JUNE 30,
                                                                1998       1999     INCREASE
                                                              --------   --------   --------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance.......................   $1.73      $2.40      $0.67
Monthly selling and marketing...............................    1.30       1.42       0.12
Monthly general and administrative..........................    2.33       2.47       0.14
                                                               -----      -----      -----
Average monthly operating costs.............................   $5.36      $6.29      $0.93

     Overall, Metrocall experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1998 to 1999. Average monthly operating cost per unit increased from $5.36 per unit for 1998 to $6.29 per unit for 1999. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $19.9 million from $21.7 million in 1998 to $41.6 million in 1999 and increased as a percentage of net revenues from 22.6% in 1998 to 28.6% in 1999. Approximately $14.2 million of this increase is the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. Other increases were attributable to increased costs of subscriber services ($2.5 million), personnel costs ($1.2 million) and tower site rents ($0.8 million). Monthly service, rent and maintenance expense per unit increased from $1.73 per unit in 1998 to $2.40 per unit in 1999 as a result of the above events. Metrocall expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it renegotiates certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. Metrocall expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as the Company enhances its nationwide presence, particularly in the West and Midwest United States.

     Selling and marketing expenses increased approximately $8.3 million from $16.3 million in 1998 to $24.6 million in 1999 and decreased slightly as a percentage of net revenues from 17.0% in 1998 to 16.9% in 1999. Approximately $5.6 million of the increase in selling and marketing expenses is attributable to the operations of AMD. Exclusive of this acquisition, the remaining expense increase was primarily the result of increases in personnel costs ($1.8 million) related to an increase in the employee sales base and advertising costs ($0.6 million) related to further penetration in existing markets. Monthly selling and marketing expense per unit increased from $1.30 per unit in 1998 to $1.42 per unit in 1999 as a result of these events. Selling and marketing expenses may continue to increase as a percentage of net revenues as Metrocall continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $13.7 million from $29.1 million in 1998 compared to $42.8 million in 1999, and decreased as a percentage of net revenues from 30.4% in 1998 to 29.4% in 1999. The increase in general and administrative expenses is primarily attributable to the AMD acquisition ($9.3 million) and increased expenses for office rents and facility costs ($1.2 million), allowances for accounts receivable ($0.9 million) and a variety of professional services ($0.9 million), including consulting costs for year 2000 readiness efforts. Monthly general and administrative expense per unit increased from $2.33 per unit in 1998 to $2.47 per unit in 1999 as a result of these events. Metrocall expects general and administrative expenses to continue to decrease as a percentage of revenues as remaining operating redundancies are eliminated from acquired companies.

     Depreciation expense increased approximately $6.6 million from $17.0 million in 1998 to $23.6 million in 1999. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired mainly in the AMD acquisition ($5.5 million) and also from the depreciation of additions to other property, plant and equipment and computer hardware and software.

     Amortization increased $17.4 million from $35.4 million in 1998 to $52.8 million in 1999 primarily as a result of the amortization of intangibles recorded in connection with the AMD acquisition ($16.5 million.)

                                                              JUNE 30,   JUNE 30,    INCREASE
                                                                1998       1999     (DECREASE)
                                                              --------   --------   ----------
OTHER
Interest and other income, net..............................  $    292   $    212    $   (80)
Interest expense............................................   (16,123)   (21,121)     4,998
Income tax benefit..........................................    10,751     15,974      5,223
Net loss....................................................   (28,734)   (44,711)    15,977
Preferred dividends.........................................    (2,423)    (4,048)     1,625
EBITDA......................................................    28,754     36,657      7,903

     Interest expense increased approximately $5.0 million from $16.1 million in 1998 to $21.1 million in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $171.3 million greater in 1999 than in 1998 as a result of debt incurred related to the AMD acquisition in October 1998, the repurchase of the Series B Preferred in January 1999, capital expenditure and working capital requirements.

     Metrocall's net loss increased approximately $16.0 million from $28.7 million in 1998 to $44.7 million in 1999. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the acquisition of AMD, whose results were not included in Metrocall's results of operations for the three months ended June 30, 1998. This was offset partially by increases in net revenues related to an increase in Metrocall's subscriber base as a result of internal growth and the AMD acquisition. Metrocall expects net losses to continue in future periods.

     Preferred dividends increased approximately $1.6 million from $2.4 million in 1998 to $4.0 million in 1999. The increase was the result of higher dividends paid to the holders of the Series A Convertible Preferred Stock (Series A Preferred) and the Series C Convertible Preferred Stock (Series C Preferred) in 1999 due to the compounding nature of the Series A Preferred and the Series C Preferred. This increase was partially offset by the cessation of dividends on the Series B Preferred, which Metrocall repurchased in January 1999.

     EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles
(GAAP), EBITDA is a standard measure of financial performance in the paging industry and may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income
(loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by Metrocall is used in its credit facility and senior subordinated note indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA increased approximately $7.9 million to $36.7 million in 1999 from $28.8 million in 1998. As a percentage of net revenues, EBITDA decreased from 30.0% in 1998 to 25.2% in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH 1998

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the six months ended June 30, 1998 and 1999.

                                             JUNE 30,      % OF     JUNE 30,      % OF     INCREASE OR
                                               1998      REVENUES     1999      REVENUES   (DECREASE)
                                             ---------   --------   ---------   --------   -----------
REVENUES
Service, rent and maintenance..............   $185,135     96.4      $279,403     96.0       $ 94,268
Product sales..............................     21,449     11.2        31,257     10.7          9,808
                                              --------    -----      --------    -----       --------
          Total revenues...................    206,584    107.6       310,660    106.7        104,076
Net book value of products sold............     14,459     (7.6)       19,712     (6.7)         5,253
                                              --------    -----      --------    -----       --------
Net revenues...............................   $192,125    100.0      $290,948    100.0       $ 98,823
                                              ========    =====      ========    =====       ========
ARPU.......................................   $   7.25               $   8.03                $   0.78
Number of subscribers......................  4,223,980              5,811,705                1,587,725

     Total revenues increased approximately $104.1 million, or approximately 50.4%, from $206.6 million for the six months ended June 30, 1998 ("1998") to $310.7 million for the six months ended June 30, 1999 ("1999"). Net revenues increased approximately $98.8 million, or 51.4%, from $192.1 million in 1998 to $290.9 million in 1999. The increase in net revenues is the result of the increase in subscriber growth due to internal growth through broadened distribution channels and the increase in the subscriber base due to the AMD acquisition. ARPU for paging services increased from $7.25 per unit in 1998 to $8.03 per unit in 1999. The increases in ARPU was the result of internal growth in our distribution channels, selected service rate increases, continued migration of subscribers to alphanumeric devices and the impact of the subscriber base acquired in the AMD acquisition. The AMD acquisition added approximately 1.2 million premium subscribers to Metrocall's existing subscriber base. Factors affecting ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales, which consist primarily of sales of paging equipment, increased approximately $9.9 million or 45.7% from $21.4 million in 1998 to $31.3 million in 1999 and decreased as a percentage of net revenues from 11.2% in 1998 to 10.7% in 1999. Net book value of products sold increased approximately $5.2 million or 36.3% from $14.5 million in 1998 to $19.7 million in 1999 principally due to the increase in product sales, offset by increased depreciation expense. Pagers are classified as property and depreciated over three years from their date of acquisition.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the six months ended June 30, 1998 and 1999.

                                              JUNE 30,     % OF     JUNE 30,     % OF     INCREASE OR
                                                1998     REVENUES     1999     REVENUES   (DECREASE)
                                              --------   --------   --------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance...............  $ 47,159     24.5     $ 81,615     28.1      $ 34,456
Selling and marketing.......................    32,642     17.0       49,664     17.1        17,022
General and administrative..................    57,688     30.0       84,168     28.9        26,480
Depreciation................................    33,539     17.5       46,654     16.0        13,115
Amortization................................    71,013     37.0      105,502     36.3        34,489
                                              --------    -----     --------    -----      --------
                                              $242,041    126.0     $367,603    126.4      $125,562
                                              ========    =====     ========    =====      ========

                                                              JUNE 30,   JUNE 30,
                                                                1998       1999     INCREASE
                                                              --------   --------   --------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance.......................   $1.91      $2.37      $0.46
Monthly selling and marketing...............................    1.32       1.44       0.12
Monthly general and administrative..........................    2.33       2.44       0.11
                                                               -----      -----      -----
Average monthly operating costs.............................   $5.56      $6.25      $0.69
                                                               =====      =====      =====

     Overall, Metrocall experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1998 to 1999. Average monthly operating cost per unit increased from $5.56 per unit for 1998 to $6.25 per unit for 1999. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $34.4 million from $47.2 million in 1998 to $81.6 million in 1999 and increased as a percentage of net revenues from 24.5% in 1998 to 28.1% in 1999. Approximately $29.4 million of this increase is the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. Other increases were attributable to increased personnel costs ($2.1 million) and tower site rents ($1.9 million). Monthly service, rent and maintenance expense per unit increased from $1.91 per unit in 1998 to $2.37 per unit in 1999 as a result of the above events. In future periods, Metrocall, expects its service, rent and maintenance expenses to begin to decrease as a percentage of revenues and per subscriber unit as it renegotiates certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. Metrocall expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as it enhances its nationwide presence, particularly in the West and Midwest United States.

     Selling and marketing expenses increased approximately $17.1 million from $32.6 million in 1998 to $49.7 million in 1999 and increased slightly as a percentage of net revenues from 17.0% in 1998 to 17.1% in 1999. Approximately $11.5 million of the increase in selling and marketing expenses is attributable to the operations of AMD. Exclusive of this acquisition, the remaining expense increase was primarily the result of increases in personnel costs ($2.7 million) related to an increase in the employee sales base and advertising costs ($1.9 million) related to further penetration in existing markets. Monthly selling and marketing expense per unit increased from $1.32 per unit in 1998 to $1.44 per unit in 1999 as a result of these events. Selling and marketing expenses may continue to increase as a percentage of net revenues as Metrocall continues to increase its presence in existing markets and expand geographic coverage.

     General and administrative expenses increased $26.5 million from $57.7 million in 1998 compared to $84.2 million in 1999, and decreased as a percentage of net revenues from 30.0% in 1998 to 28.9% in 1999. The increase in general and administrative expenses was primarily attributable to the AMD acquisition ($20.1 million) and increased expenses for personnel costs ($1.2 million), office rents and facility costs

($1.2 million), allowance for accounts receivables ($1.0 million) and a variety of professional services ($1.9 million), including consulting costs for year 2000 readiness efforts. As a result of these events, monthly general and administrative expense per unit increased from $2.33 per unit in 1998 to $2.44 per unit in 1999. Metrocall expects general and administrative expenses to continue to decrease as a percentage of revenues and per subscriber unit as remaining operating redundancies are eliminated from acquired companies.

     Depreciation expense increased approximately $13.2 million from $33.5 million in 1998 to $46.7 million in 1999. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired mainly in the AMD acquisition ($10.3 million) and also from the depreciation of additions to other property, plant and equipment and computer hardware and software.

     Amortization increased $34.5 million from $71.0 million in 1998 to $105.5 million in 1999 primarily as a result of the amortization of intangibles recorded in connection with the AMD acquisition ($32.9 million.)

                                                              JUNE 30,   JUNE 30,    INCREASE
                                                                1998       1999     (DECREASE)
                                                              --------   --------   ----------
OTHER
Interest and other income, net..............................  $    612   $    228    $  (384)
Interest expense............................................   (31,024)   (41,821)    10,797
Income tax benefit..........................................    21,270     31,524     10,254
Net loss....................................................   (59,058)   (86,724)    27,666
Preferred dividends.........................................    (4,771)    (8,051)     3,280
Gain on repurchase of preferred stock.......................        --      2,208      2,208
EBITDA......................................................    54,636     75,501     20,865

     Interest expense increased approximately $10.8 million from $31.0 million in 1998 to $41.8 million in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $169.2 million greater in 1999 than in 1998 as a result of debt incurred related to the AMD acquisition in October 1998, the repurchase of the Series B Preferred in January 1999, and working capital requirements.

     Metrocall's net loss increased approximately $27.6 million from $59.1 million in 1998 to $86.7 million in 1999. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the acquisition of AMD, whose results were not included in Metrocall's results of operations for the six months ended June 30, 1998. This was offset partially by increases in net revenues related to an increase in Metrocall's subscriber base as a result of internal growth and the AMD acquisition. Metrocall expects net losses to continue in future periods.

     Preferred dividends increased approximately $3.3 million from $4.8 million in 1998 to $8.1 million in 1999. The increase was the result of higher dividends paid to the holders of the Series A Preferred and the Series C Preferred during 1999 due to the compounding nature of the preferred stock. This increase was partially offset by the cessation of dividends on the Series B Preferred, which Metrocall repurchased in January 1999.

     On January 7, 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Preferred for $16.2 million, representing a $2.2 million discount from its carrying value. The $2.2 million has been reflected as gain for purposes of determining Metrocall's loss attributable to common stockholders.

     EBITDA increased approximately $20.9 million to $75.5 million in 1999 from $54.6 million in 1998. As a percentage of net revenues, EBITDA decreased from 28.4% in 1998 to 25.9% in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     For the six months ended June 30, 1999, Metrocall's cash provided by operating activities increased by approximately $38.2 million from $(4.7) million for the six months ended June 30, 1998 to $33.5 million for the six months ended June 30, 1999. The increase in cash provided by operating activities was primarily the result of an improvement in operating cash flow defined as net loss plus adjustments to reconcile net loss to net cash provided by operating activities including the non-cash items of depreciation and amortization expenses and deferred income taxes. This amount increased by $10.2 million from $25.1 million for the six months ended June 30, 1998 to $35.3 million for the six months ended June 30, 1999. This increase was primarily as a result of the AMD acquisition. The remaining increase in cash provided by operating activities was the result of a net increase in accounts payable and accrued expenses for the six months ended June 30, 1999 compared to June 30, 1998, which was a result of higher operating expenses between periods. This increase was offset by an increase in accounts receivable for the six months ended June 30, 1999 compared to June 30, 1998, which was the result of higher revenues between periods.

     Net cash used in investing activities increased approximately $22.2 million from $31.5 million for the six months ended June 30, 1998 to $53.7 million for the six months ended June 30, 1999. The increase in net cash used for investing activities was primarily the result of an increase in purchases of property and equipment. Capital expenditures were approximately $31.6 million and $51.9 million for the six months ended June 30, 1998 and 1999, respectively. Capital expenditures for the six months ended June 30, 1999 included approximately $34.8 million for pagers, representing increases in pagers on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures was primarily for network construction and development and information systems and computer related equipment. Total capital expenditures for fiscal year 1999 are expected to approximate $90.0 million. Metrocall expects to finance its capital expenditures for the last half of fiscal year 1999 through a combination of operating cash flow and borrowings under its credit facility. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

     Net cash provided by financing activities increased approximately $11.5 million from $15.7 million for the six months ended June 30, 1998 to $27.2 million for the six months ended June 30, 1999. The increase was primarily the result of additional borrowings under Metrocall's credit facility offset by the repurchase of the Series B Preferred. During the six months ended June 30, 1999, Metrocall borrowed an additional $44.0 million under its credit facility primarily to fund the repurchase of the Series B Preferred ($16.2 million) and for other working capital requirements and capital expenditures. Metrocall has not increased its borrowings outstanding under the credit facility since April 1, 1999.

  Working Capital

     At June 30, 1999, Metrocall's working capital deficit (current liabilities exceeded current assets) had decreased by $8.1 million to approximately $33.7 million from December 31, 1998. Metrocall has experienced such deficits in prior periods and believes such deficits are likely to continue. Metrocall attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital.

     Metrocall is currently considering a program with a major financial institution that would enable it to provide paging and other wireless messaging equipment to customers under leases to be provided by a third party entity. It is intended that if the program is implemented, the leased equipment and associated debt financing would not be included on its balance sheet or reflected as a capital expenditure because Metrocall would not retain a substantial risk of ownership in the equipment. However, if Metrocall retains substantial risk of ownership in the messaging equipment, the equipment and the associated debt financing would be reflected on Metrocall's balance sheet and as a capital expenditure. Although the program is expected to be focused toward higher priced equipment users that generate higher ARPU, it is anticipated that it will be offered across all of Metrocall's direct distribution channels. There can be no assurance that Metrocall will be successful in implementing this program, as intended.

  Long-Term Debt

     At December 31, 1998 and June 30, 1999, long-term debt consisted of:

                                                              DECEMBER 31,   JUNE 30,   INCREASE OR
                                                                  1998         1999     (DECREASE)
                                                              ------------   --------   -----------
Borrowings under the credit facility........................    $ 40,000     $ 84,000     $44,000
Senior subordinated notes...................................     698,544      698,521         (23)
Capital leases and other debt...............................       4,790        4,308        (482)
                                                                --------     --------     -------
     Total long-term debt...................................    $743,334     $786,829     $43,495
                                                                ========     ========     =======

     Borrowings and repayments under the credit facility. During the six months ended June 30, 1999, Metrocall increased its net borrowings outstanding under its credit facility by approximately $44.0 million from December 31, 1998. During the six months ended June 30, 1999, Metrocall borrowed approximately $65.0 million, which was used to fund the repurchase of the Series B Preferred and also for other working capital requirements and repaid approximately $21.0 million from cash generated from operating activities. At June 30, 1999, $84.0 million was outstanding under the credit facility.

     Subject to certain conditions, Metrocall may borrow up to $200.0 million under its credit facility. Under the credit facility, Metrocall is required to comply with or maintain certain financial and operating covenants including certain financial ratios, such as total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also prohibits certain changes in control of Metrocall, as defined. At June 30, 1999, Metrocall was in compliance with all of these covenants. The credit facility also includes a material adverse effect clause under which the credit facility could be in default if there is any material adverse effect upon the business, assets, liabilities, financial condition, results of operations, properties or business of Metrocall. Metrocall believes that the declaration of a material adverse effect default by its lenders is remote. At June 30, 1999, Metrocall had $92.9 million of borrowings available under its credit facility based on its leverage covenant.

     Senior subordinated notes. There are no significant principal payments required under the senior subordinated notes indentures during fiscal year 1999. On August 2, 1999, Metrocall issued $250 million aggregate principal amount of 11% senior subordinated notes due 2008 that were registered under the Securities Act of 1933, as amended. Metrocall exchanged these notes for 11% senior subordinated notes issued in a private placement in December 1998,

  Access to Future Capital

     Since Metrocall had a significant net loss for the three months ended June 30, 1999, its fixed charges, which include primarily interest expenses related to long term debt and operating leases, were in excess of earnings for the period by approximately $118.2 million. Metrocall expects that its net losses and deficiency of earnings to fixed charges will continue in the future.

     Metrocall's business also requires substantial funds for capital expenditures for paging and other wireless messaging equipment leased to its customers. Additionally Metrocall has substantial levels of borrowing, which results in significant interest expenses. Given these and the above factors, Metrocall may be required to incur additional borrowings from time to time. Metrocall does not believe it will require additional borrowings from its credit facility during the third quarter of 1999 although it may be required to borrow up to an additional $15.0 million in the fourth quarter of 1999. There can be no assurance that these borrowings will be required.

     Metrocall's ability to access borrowings under the credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon its future performance and its cash flows from operations, which will be subject to financial, business and other factors, certain of which are beyond Metrocall's control, such as prevailing economic conditions. Metrocall cannot assure you that, in the event it was to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. Metrocall believes that funds generated by its operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund its existing operations for the foreseeable future.

     While there are no current outstanding commitments, Metrocall may continue to evaluate strategic industry consolidation candidates in the future. Potential future consolidations would be evaluated on significant strategic opportunities such as geographic coverage and regulatory licenses held and other factors including overall valuation, consideration to be given and the availability of financing. Such potential transactions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

     Metrocall's shares of common stock have traded on the Nasdaq National Market since Metrocall's initial public offering in July 1993. The Nasdaq National Market listing maintenance standards require that, among other things, either (1) Metrocall maintain net tangible assets of $4.0 million or (2) Metrocall's common stock maintain a minimum bid price of at least $5.00 per share. Metrocall is currently out of compliance with these maintenance standards. The Nasdaq staff has determined to delist Metrocall from the Nasdaq National Market. Metrocall has appealed the staff's decision. Metrocall's appeal before the Nasdaq is scheduled for a hearing August 26, 1999. The staff's decision will be stayed until the appeal is decided. If Metrocall's appeal is not successful, it will ask the Nasdaq to permit it to effect the one-share for two and one-half-share reverse stock split its stockholders authorized at Metrocall's annual stockholder's meeting in May 1999 or transfer its listing to the Nasdaq SmallCap Market or another exchange.

YEAR 2000 READINESS DISCLOSURE

     The year 2000 issue generally refers to the issue of whether a company's hardware, software or other computer technologies can correctly process, provide and/or receive data after December 31, 1999. Metrocall utilizes software and related computer technologies essential to its operations that may be affected by the year 2000 issue. Accordingly, Metrocall has implemented an enterprise-wide program aimed at mitigating any adverse effects caused by the year 2000 issue. This program is supervised by an executive oversight committee, which is chaired by Metrocall's Chief Financial Officer. Metrocall's plan consists of the following phases:

     I.   Identification and Assessment of Potential Problem Areas

     II.  Remediation of Identified Problem Areas.

     III. Validation.

     IV.  Implementation

     V.  Third Party Dependencies

     VI.  Contingency Planning

     The following describes each phase and the status of each phase in Metrocall's Plan:

     I. IDENTIFICATION AND ASSESSMENT OF POTENTIAL PROBLEM AREAS. Metrocall has reviewed its computer hardware and software technologies and the embedded systems contained in its plant and facilities and related infrastructure for the year 2000 issue. Metrocall has identified its critical and non-critical systems and whether or not such systems are year 2000 compliant. Metrocall's critical systems include: paging infrastructure and pagers, billing systems, telephone services, financial systems and operating systems and hardware. For each of these systems, Metrocall has identified the required steps that will need to be taken for the critical systems to be year 2000 compliant. Metrocall has also developed remediation and/or validation plans to address year 2000 concerns associated with each critical system.

     II. REMEDIATION OF IDENTIFIED PROBLEM AREAS. The remediation phase includes correcting identified problem areas which may include hardware and software revisions, developing replacement systems and eliminating non-functional applications or system components. Metrocall is in various stages of remediation for its critical and non-critical systems. Metrocall's goal is to complete the substantial majority of its remediation efforts by September 1999.

     III. VALIDATION. As Metrocall makes changes to applications and components of its systems, it intends to validate and test those changes for year 2000 compliance. Metrocall plans to perform validation and testing on a system-wide basis to ensure that any changes made are compatible with interfacing systems. Metrocall may also conduct acceptance testing, which is another technique to confirm that proposed changes can be implemented, where it deems it to be necessary. Metrocall is currently undertaking this phase on many of its applications.

     IV. IMPLEMENTATION. This phase involves integrating the systems changes made in the remediation stage once they have been appropriately validated. As Metrocall implements and integrates such changes, it may determine it systems include both year 2000 compliant and non-compliant applications and components. Metrocall intends to develop appropriate contingency recovery plans to reduce potential impacts from non-compliant applications. Metrocall has begun this phase for many of its systems and applications, and its goal is to achieve completion of the entire phase by December 1999.

     V. THIRD PARTY DEPENDENCIES. Much of the technology employed in Metrocall's critical systems was purchased from third parties. Accordingly, Metrocall is dependent on those third parties to provide information to it with regard to the impact of the year 2000 issue on the technology that they have supplied and to take necessary corrective actions. In addition, it is possible that many of Metrocall's telecommunications providers, energy suppliers and other primary vendors will have year 2000 issues that may also affect them. Metrocall has sought and will continue to seek confirmation from these parties that they are developing and implementing plans to become year 2000 compliant in the event that the year 2000 issue will affect them. Metrocall intends to validate system processes that require interaction with vendor hardware or software in an effort to ensure system readiness by December 31, 1999. Information Metrocall has received from third parties to date indicate that the respondents are in the process of implementing remediation plans in an effort to bring their systems into year 2000 compliance. Metrocall's ability to complete the phases in its remediation plan by the target dates and avoid disruption of paging and other service depends on whether its suppliers can make necessary modifications to their products by the projected delivery dates.

     VI. CONTINGENCY PLANNING. Metrocall is in the process of determining contingency plans for each of its critical systems if such systems are not year 2000 compliant. The contingency plans will address "likely" worst case scenarios for each critical system. The contingency plans will also take into account, to the extent Metrocall believe necessary, ways to address certain potential third party non-compliance. Metrocall has completed contingency plans for several of its critical systems and has outlined plans for its remaining systems. These plans are subject to change as additional remediation and testing is performed to correct and validate identified issues or as third parties provide additional details about their year 2000 compliance.

     The following briefly describes each of Metrocall's critical systems and their year 2000 readiness.

     - PAGING INFRASTRUCTURE AND PAGERS. Metrocall has an extensive paging infrastructure that provides messaging services to its customers over a number of different frequencies. Metrocall provides these services through a network of paging terminals, telephones, and transmitters. A message may originate in a number of different ways. The Public Switched Telephone Network (PSTN) is the source of most messaging requests. The Telco Year 2000 Forum is handling year 2000 issues with the PSTN. The Telco Year 2000 Forum is comprised of the RBOCs, major independent LECs and interexchange carriers. In addition, Metrocall is also identifying alternative means of providing service to ensure that there is no interruption in the service provided to customers.

       Metrocall has identified and performed certain year 2000 readiness assessment activities with regard to its paging software and hardware, and is working with its primary vendor that provides software for its paging terminals. In June 1999, this manufacturer released a software upgrade to address year 2000 issues that affect the existing switch software in Metrocall's paging terminals. Metrocall began to install this software version on its effected paging terminals in July 1999 and expects to install the software on all of its remaining paging terminals by November 1999. Metrocall has developed several different contingency plans that address potential non-compliance issues in the event that it is unable to install this software version on all effected paging terminals by the end of 1999. These plans include an acceleration of the upgrade schedule in order that the "new" software may be installed on all of its effected paging terminals by November 1999. In addition, Metrocall believes, based on its own lab environment testing, that if it continues to use the existing "older" version of this manufacturer's paging software currently on many of its paging terminals, Metrocall can continue to provide uninterrupted or disrupted paging and messaging services to its customers. This manufacturer has not certified this older software version, but has performed year 2000 assessment testing which shows that the software has no issues that would affect paging services.

       The transmitters and the transmitter control systems that Metrocall utilizes have passed year 2000 testing performed by their manufacturers. In addition, the satellites Metrocall uses have been year 2000 certified by their manufacturers. Redundant, backup, and alternative systems of messaging and networking are now being evaluated to ensure continuing and reliable service to Metrocall's customers. Some hardware units will require upgrade to support the required paging terminal software and will be upgraded at the same time the software upgrades are performed.

       Metrocall systems are interconnected with numerous networks and systems operated by third parties, including:

        - Landline telecommunications networks

        - Long-distance networks

        - The networks of other wireless service providers

        - Networks operated by utilities

       The ability of Metrocall systems to operate, including the ability to provide paging and other wireless messaging services, is dependent upon these third-party networks and systems being year 2000 compliant. The operators of these networks are responsible for addressing the year 2000 issue in their own systems.

       Metrocall has taken an active role in working with industry groups to develop procedures to test for year 2000 compliance. Metrocall is working closely with the Personal Communications Industry Association (PCIA) which is coordinating year 2000 testing for the paging industry and its infrastructure vendors. PCIA's Year 2000 Readiness Program for Paging Charter is as follows: member companies have agreed to share information about their products and services within the PCIA group, in an effort to ensure year 2000 readiness for the paging industry. Metrocall believes this sharing of year 2000 readiness status for equipment, systems and services should shorten the amount of time to make elements critical to the paging industry year 2000 compliant.

       Metrocall expects to incur approximately $5 million during the remainder of 1999 to support these paging infrastructure initiatives.

     - PAGERS. Metrocall does not manufacture paging devices and therefore depends on the manufacturers of such paging equipment to ensure that the devices are year 2000 compliant. Metrocall has contacted these manufacturers to ensure that these manufacturers are addressing year 2000 compliance issues relating to such paging equipment. Based on the information provided by such manufacturers, Metrocall believes that the substantial majority of the paging devices currently in its inventory or supplied by the manufacturers is year 2000 compliant. Certain of the pager models carried by Metrocall will require manual resetting of the calendar function on March 1, 2000, but the functionality of these paging devices, including the ability of these devices to receive messages through Metrocall's network, will not be impacted.

     - BILLING SYSTEMS. Metrocall currently utilizes three different billing platforms that are used for the recordation and processing of customer invoices. Two of these platforms are commercial software applications. Metrocall have received vendor certification with respect to these platforms' hardware, databases and the substantial majority of the software. The third platform was developed by the former AT&T Wireless Services, Inc. -- Messaging Division (AMD). Its year 2000 readiness was previously tested and warranted by AMD's prior corporate owner. Metrocall have scheduled upgrades to certain operating systems to promote proper integration for the third and early fourth quarters 1999. Once the upgrades have been completed, Metrocall will move forward with testing of the platforms and their interfaces to the paging and financial systems. Metrocall expects to incur approximately $1.0 million during the remainder of 1999 on these initiatives.

     - TELEPHONE SERVICES. Metrocall's ability to provide paging and messaging services is directly linked to its ability to accept and direct telephone traffic over an extended network. In addition, its ability to sell products, administer customer calls and communicate between offices is dependent on its telephone network. Metrocall is currently in various phases of the remediation and validation stages for its internal telephone network. Approximately 45% of its remediation efforts have been completed. Metrocall's goal is to complete this phase by December 1999 with validation and implementation completed by December 31, 1999. The cost for these initiatives for the remainder of 1999 is expected to be approximately $0.8 million. Metrocall is actively contacting its external telephone service providers to determine their level of year 2000 readiness.

     - FINANCIAL SYSTEMS. Metrocall's financial systems, which include its accounts payable, general ledger, fixed asset, purchase and inventory systems, have been vendor-certified for year 2000 compliance. Metrocall is in the process of testing the financial systems for functionality and data integrity between interfaces. Metrocall expects to have all testing completed by the end of the third quarter of 1999. Consulting resources have been retained to assist with performing the testing and evaluating the results related to year 2000 readiness for these financial systems. Metrocall does not expect to incur any additional significant costs related to year 2000 readiness for its financial systems.

     - OPERATING SYSTEMS AND HARDWARE. Metrocall has identified and performed year 2000 assessment activities with regard to its network operating systems. Certain of such systems are scheduled for software upgrades that will improve their functionality. Approximately 99% of its Netware locations, 99% of its NT Systems and 80% of its UNIX systems have been remediated. The remaining remediation efforts are expected to be completed during the third quarter of 1999. Metrocall also has identified personal computers that are not year 2000 compliant, which it intends to replace by December 31, 1999. Metrocall expects the cost of these initiatives to be approximately $1.0 million for the remainder of 1999.

     Metrocall is utilizing both internal and external resources to remediate and test its systems for year 2000 compliance. Metrocall continues to incur internal labor costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems. Although it is Metrocall's goal that its systems be year 2000 compliant on or before December 31, 1999, there can be no assurance that Metrocall's year 2000 program will be successful or that its interconnect carriers and primary vendors will also successfully address their year 2000 issues. Metrocall is unable to predict the potential impact on its financial condition and results of operations in the event its year 2000 program is not successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Metrocall is exposed to risks associated with interest rate changes. We do not foresee any significant changes in our exposure to fluctuations in interest rates in the near future. At June 30, 1999, our total outstanding debt consisted of five issues of fixed rate, senior subordinated notes and our credit facility, which had a variable interest rate:

FIXED RATE DEBT:

                                                                EFFECTIVE
                                                                INTEREST                 INTEREST
              PRINCIPAL BALANCE                  FAIR VALUE       RATE      MATURITY   PAYMENTS DUE
              -----------------                --------------   ---------   --------   -------------
$100.0 million...............................  $ 88.0 million     13.50%      2005     Semi-Annually
$  0.2 million...............................  $  0.2 million     11.88%      2005     Semi-Annually
$150.0 million...............................  $114.0 million     13.67%      2007     Semi-Annually
$200.0 million...............................  $148.0 million     13.18%      2007     Semi-Annually
$250.0 million...............................  $195.0 million     14.10%      2008     Semi-Annually

     No principal repayments are due under these notes until maturity. If at maturity we refinanced these notes at interest rates that are 1/4 percentage point higher than their stated rates, our per annum interest costs would increase by $1.8 million. Based on the outstanding balances at June 30, 1999, a hypothetical immediate 1/4 percentage point change in interest rates would change the value of our fixed rate obligations by approximately $9.0 million.

VARIABLE RATE DEBT:

                                                       WEIGHTED AVERAGE                INTEREST
                  PRINCIPLE BALANCE                     INTEREST RATE     MATURITY   PAYMENTS DUE
                  -----------------                    ----------------   --------   ------------
$84.0 million........................................        7.83%          2004      Quarterly

     Our credit facility bears interest at floating rates and has a maturity of 2004. As of June 30, 1999, there was $84.0 million outstanding under the credit facility and had approximately $92.9 million of borrowings available. Based on weighted average borrowings outstanding under the credit facility during fiscal year 1999, a 1/4 percentage point change in our weighted average interest rate would have caused interest expense to increase or decrease by approximately $0.2 million. Repayments under the credit facility may be made at anytime without penalty.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LEGAL AND REGULATORY MATTERS

     Metrocall is subject to legal and regulatory matters in the normal course of business. Metrocall does not expect, that the outcome of those matters will have a material adverse effect on its financial position or results of operations.

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

ITEM 2. CHANGE IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At Metrocall's Annual Meeting of Stockholders held on May 5, 1999 the following proposals were adopted by the vote specified below:

                                                                  WITHHELD/               BROKER
                     PROPOSAL                           FOR        AGAINST     ABSTAIN   NONVOTES
                     --------                        ----------   ----------   -------   --------
Election of three directors:
1. Harry L. Brock..................................  31,773,972    2,457,712        --     N/A
2. Jackie R. Kimzey................................  31,773,972    2,457,712        --     N/A
3. Richard M. Johnston.............................  31,773,972    2,457,712        --     N/A
Ratification of Arthur Andersen LLP as independent
  public accountants...............................  33,999,034      156,973    75,677     N/A
Amendment to the Metrocall 1996 Stock Option
  Plan.............................................  21,480,685   12,401,451   349,548     N/A
Amendment to the Restated Certificate of
  Incorporation of Metrocall, Inc. ................  33,404,946      695,200   131,538     N/A

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------
 10.1      Third Amendment to Employment Agreement between Metrocall
           and William L. Collins, III.
 10.2      Third Amendment to Employment Agreement between Metrocall
           and Steven D. Jacoby.
 10.3      Third Amendment to Employment Agreement between Metrocall
           and Vincent D. Kelly.
 11.1      Statement re: computation of per share earnings.
 27.1      Financial Data Schedule.

     (b) Reports on Form 8-K.

     Metrocall did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999                     METROCALL, INC.

                                          By:     /s/ VINCENT D. KELLY
                                            ------------------------------------
                                                      Vincent D. Kelly
                                             Chief Financial Officer, Treasurer
                                                 and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------
 10.1      Third Amendment to Employment Agreement between Metrocall
           and William L. Collins, III.
 10.2      Third Amendment to Employment Agreement between Metrocall
           and Steven D. Jacoby.
 10.3      Third Amendment to Employment Agreement between Metrocall
           and Vincent D. Kelly.
 11.1      Statement re: computation of per share earnings.
 27.1      Financial Data Schedule.