Form 10-Q
period 1999-09-30
METROCALL INC
filed 1999-11-12
CIK 906525

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                          OUTSTANDING AT NOVEMBER 2, 1999
                 -----                          -------------------------------
      Common Stock, $.01 par value                         41,901,908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
  PART I     FINANCIAL INFORMATION
  Item 1      Interim Condensed Consolidated Financial Statements
              Balance Sheets, December 31, 1998 and September 30, 1999....     3
              Statements of Operations for the three and nine months ended
              September 30, 1998   and 1999...............................     4
              Statement of Stockholders' Equity/(Deficit) for the nine
              months ended   September 30, 1999...........................     5
              Statements of Cash Flows for the nine months ended September
              30, 1998   and 1999.........................................     6
              Notes to Interim Condensed Consolidated Financial
              Statements..................................................     7
  Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of   Operations.................................    10
  Item 3      Quantitative and Qualitative Disclosures About Market
              Risk........................................................    24
  PART II     OTHER INFORMATION
  Item 1      Legal Proceedings...........................................    25
  Item 2      Changes in Securities.......................................    25
  Item 3      Defaults Upon Senior Securities.............................    25
  Item 4      Submission of Matters to a Vote of Security Holders.........    25
  Item 5      Other Information...........................................    25
  Item 6      Exhibits and Reports on Form 8-K............................    26

SIGNATURES................................................................    27


                         PART I.  FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              DECEMBER 31,
                                                                  1998        SEPTEMBER 30,
                                                              (AS RESTATED)       1999
                                                              -------------   -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    8,436      $    4,798
  Accounts receivable, less allowance for doubtful accounts
    of $6,196 as of December 31, 1998 and $6,406 as of
    September 30, 1999......................................       44,694          53,066
  Prepaid expenses and other current assets.................        8,843           7,562
                                                               ----------      ----------
        Total current assets................................       61,973          65,426
                                                               ----------      ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       15,079          15,533
  Furniture, office equipment and vehicles..................       64,438          74,111
  Paging and plant equipment................................      380,313         386,777
  Less -- Accumulated depreciation and amortization.........     (168,067)       (179,468)
                                                               ----------      ----------
                                                                  291,763         296,953
                                                               ----------      ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $219,960 as of December 31, 1998 and
  $380,048 as of September 30, 1999.........................      894,707         736,451
OTHER ASSETS................................................        2,595           4,036
                                                               ----------      ----------
TOTAL ASSETS................................................   $1,251,038      $1,102,866
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $      771      $      621
  Accounts payable..........................................       37,533          39,357
  Accrued expenses and other current liabilities............       37,728          38,311
  Deferred revenues and subscriber deposits.................       27,769          27,271
                                                               ----------      ----------
        Total current liabilities...........................      103,801         105,560
                                                               ----------      ----------
CAPITAL LEASE OBLIGATIONS, less current maturities..........        3,575           3,155
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................       40,444          84,393
SENIOR SUBORDINATED NOTES...................................      698,544         698,565
DEFERRED INCOME TAX LIABILITY...............................      209,642         162,185
MINORITY INTEREST IN PARTNERSHIP............................          510             510
                                                               ----------      ----------
        Total liabilities...................................    1,056,516       1,054,368
                                                               ----------      ----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 209,203
  and 223,847 shares issued and outstanding as of December
  31, 1998 and September 30,1999, respectively, and a
  liquidation preference of $53,216 and $58,900 at December
  31, 1998 and September 30, 1999, respectively.............       45,441          51,715
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative, par value $.01 per share; 9,000 shares authorized; 1,808
  shares and 0 shares issued and outstanding at December 31,
  1998 and September 30, 1999, respectively, and a
  liquidation preference of $18,391 and $0 at December 31,
  1998 and September 30, 1999, respectively.................       18,391              --
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 9,595 and
  9,979 shares issued and outstanding as of December 31,
  1998 and September 30, 1999, and a liquidation preference
  of $96,910 and $102,782 at December 31, 1998 and September
  30, 1999, respectively....................................       96,910         102,782
STOCKHOLDERS' EQUITY/(DEFICIT):
  Common stock, par value $.01 per share; authorized
    100,000,000 shares; 41,583,403 and 41,861,908 shares
    issued and outstanding as of December 31, 1998 and
    September 30, 1999, respectively........................          416             419
  Additional paid-in capital................................      340,249         341,013
  Accumulated deficit.......................................     (306,885)       (447,431)
                                                               ----------      ----------
        Total stockholders' equity/(deficit)................       33,780        (105,999)
                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)........   $1,251,038      $1,102,866
                                                               ==========      ==========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                            -------------------------   ---------------------------
                                                                            1998
                                               1998          1999       (AS RESTATED)      1999
                                            -----------   -----------   -------------   -----------
REVENUES:
  Service, rent and maintenance
     revenues.............................  $    93,810   $   136,601    $   278,945    $   416,004
  Product sales...........................       12,080        15,152         33,529         46,409
                                            -----------   -----------    -----------    -----------
          Total revenues..................      105,890       151,753        312,474        462,413
  Net book value of products sold.........       (6,482)       (8,777)       (20,941)       (28,489)
                                            -----------   -----------    -----------    -----------
                                                 99,408       142,976        291,533        433,924
                                            -----------   -----------    -----------    -----------
OPERATING EXPENSES:
  Service, rent and maintenance
     expenses.............................       26,151        37,552         73,310        119,167
  Selling and marketing...................       17,487        23,235         50,130         72,899
  General and administrative..............       28,185        42,663         85,872        126,831
  Depreciation............................       16,966        24,961         50,505         71,615
  Amortization............................       36,484        52,533        107,497        158,035
                                            -----------   -----------    -----------    -----------
                                                125,273       180,944        367,314        548,547
                                            -----------   -----------    -----------    -----------
          Loss from operations............      (25,865)      (37,968)       (75,781)      (114,623)
INTEREST EXPENSE..........................      (16,011)      (21,672)       (47,035)       (63,493)
INTEREST AND OTHER INCOME, NET............           13            81            626            309
                                            -----------   -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT............      (41,863)      (59,559)      (122,190)      (177,807)
INCOME TAX BENEFIT........................       10,591        15,731         31,861         47,255
                                            -----------   -----------    -----------    -----------
          Net loss........................      (31,272)      (43,828)       (90,329)      (130,552)
PREFERRED DIVIDENDS.......................       (2,499)       (4,151)        (7,271)       (12,202)
GAIN ON REPURCHASE OF PREFERRED STOCK.....           --            --             --          2,208
                                            -----------   -----------    -----------    -----------
          Loss attributable to common
            stockholders..................  $   (33,771)  $   (47,979)   $   (97,600)   $  (140,546)
                                            ===========   ===========    ===========    ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS.....  $     (0.83)  $     (1.15)   $     (2.39)   $     (3.37)
                                            ===========   ===========    ===========    ===========
Weighted-average common shares
  outstanding.............................   40,931,215    41,861,908     40,891,277     41,734,431
                                            ===========   ===========    ===========    ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                  STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               COMMON STOCK
                                            -------------------   ADDITIONAL
                                              SHARES       PAR     PAID-IN     ACCUMULATED
                                            OUTSTANDING   VALUE    CAPITAL       DEFICIT       TOTAL
                                            -----------   -----   ----------   -----------   ---------
BALANCE, December 31, 1998................  41,583,403    $416     $340,249     $(306,885)   $  33,780
Issuance of shares in employee stock
  purchase plan...........................     278,505       3          764            --          767
Preferred dividends.......................          --      --           --       (12,202)     (12,202)
Gain on repurchase of Series B
  Preferred...............................          --      --           --         2,208        2,208
Net loss..................................          --      --           --      (130,552)    (130,552)
                                            ----------    ----     --------     ---------    ---------
BALANCE, September 30, 1999...............  41,861,908    $419     $341,013     $(447,431)   $(105,999)
                                            ==========    ====     ========     =========    =========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                  1998
                                                              (AS RESTATED)     1999
                                                              -------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(90,329)     $(130,552)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................     158,002        229,650
     Amortization of debt financing costs and debt
      discount..............................................       1,326          2,349
     Decrease in deferred income taxes......................     (31,902)       (47,457)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................        (855)        (9,154)
     Prepaid expenses and other current assets..............         732          1,282
     Account payable........................................     (19,507)         1,823
     Accrued expenses and other current liabilities.........      (5,709)           583
     Deferred revenues and subscriber deposits..............      (1,402)          (498)
                                                                --------      ---------
          Net cash provided by operating activities.........      10,356         48,026
                                                                --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................     (45,213)       (76,805)
  Other.....................................................      (2,897)        (2,069)
                                                                --------      ---------
          Net cash used in investing activities.............     (48,110)       (78,874)
                                                                --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit facility......................      23,000         44,000
  Repurchase of Series B Preferred..........................          --        (16,240)
  Principal payments on long-term debt......................      (5,612)          (727)
  Net proceeds from issuance of common stock................         577            767
  Deferred debt financing costs and other...................          (2)          (590)
                                                                --------      ---------
          Net cash provided by financing activities.........      17,963         27,210
                                                                --------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (19,791)        (3,638)
CASH AND CASH EQUIVALENTS, beginning of period..............      24,896          8,436
                                                                --------      ---------
CASH AND CASH EQUIVALENTS, end of period....................    $  5,105      $   4,798
                                                                ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................    $ 38,001      $  58,392
                                                                ========      =========
  Cash payments for income taxes............................    $     --      $      --
                                                                ========      =========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, "Metrocall"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes to those consolidated financial statements included in Metrocall's 1998 Annual Report on Form 10-K/A, filed on July 2, 1999.

     During 1996 and 1997, Metrocall was billed for local transport charges by certain Regional Bell Operating Companies (RBOCs) and the largest independent telephone company. Metrocall has disputed these billings under the Telecommunications Act of 1996 (the 1996 Act) (see Note 6). When Metrocall identified that it had paid these local transport charges, it recorded such payments made for these disputed billings as receivables. In June 1999, after discussions with the staff of the SEC in connection with its review of registration statements Metrocall had filed, Metrocall restated its financial statements to reflect amounts paid in 1996 and 1997 as an expense in the period incurred and not as a receivable. Collection of amounts is contingent upon a successful FCC ruling (see Note 6). If amounts are collected from the RBOCs and the largest independent telephone company for reimbursement of amounts paid by Metrocall, Metrocall will recognize the collections as a reduction of service, rent and maintenance expense in its statement of operations in the period received.

     The impact of this restatement affected Metrocall's net loss, net loss attributable to common stockholders and basic and diluted loss per share attributable to common stockholders as follows:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1998         SEPTEMBER 30, 1998
                                                 ------------------         ------------------
Net loss--previously reported..................       $(29,154)                  $(86,087)
Net loss--as restated..........................        (31,272)                   (90,329)
Loss attributable to common
  stockholders--previously reported............        (31,653)                   (93,358)
Loss attributable to common stockholders--as
  restated.....................................        (33,771)                   (97,600)
Basic and diluted loss per share attributable
  to common stockholders--previously
  reported.....................................       $  (0.77)                  $  (2.28)
Basic and diluted loss per share attributable
  to common stockholders--as restated..........          (0.83)                     (2.39)

2.  RISKS AND OTHER IMPORTANT FACTORS

     Metrocall sustained net losses of $60.3 million and $129.1 million for fiscal years 1997 and 1998 and $130.6 million for the nine-month period ended September 30, 1999. Those recurring losses were

                        METROCALL INC. AND SUBSIDIARIES

2. RISKS AND OTHER IMPORTANT FACTORS -- (CONTINUED) significantly attributable to its consolidation and growth strategies. Metrocall cannot assure you that it can reverse such losses in the future. At September 30, 1999, Metrocall had an accumulated deficit of approximately $447.4 million and a deficit in working capital of $40.1 million. Metrocall's business requires substantial funds for capital expenditures and acquisitions, both of which result in significant depreciation and amortization expenses. Additionally, Metrocall has substantial levels of borrowing, which result in significant interest expense, expected to be outstanding in the foreseeable future. Metrocall therefore expects to continue to incur losses from operations. Metrocall cannot assure you that it will achieve profitability in the future.

     Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At September 30, 1999, Metrocall had approximately $786.7 million outstanding under its credit facility, senior subordinated notes, capital leases and other long-term debt. Amounts available under its credit facility are subject to certain financial covenants and other restrictions. At September 30, 1999, Metrocall was in compliance with each of the covenants under its $200.0 million credit facility. Metrocall's ability to borrow additional amounts in the future, including amounts currently available under the credit facility is dependent on Metrocall's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets. At September 30, 1999, Metrocall had $116.0 million of borrowings available under its credit facility based on its total leverage covenant under which total debt cannot exceed six-times annualized operating cash flow.

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

4.  CAPITAL STOCK

     On January 7, 1999, Metrocall repurchased and retired all of the outstanding shares of the Series B Junior Convertible Preferred Stock (Series B Preferred) plus accrued dividends, for $16.2 million, representing a discount of $2.2 million from its carrying value. The $2.2 million discount from carrying value was presented as an adjustment to preferred dividends in the accompanying statement of operations entitled, "Gain on repurchase of preferred stock". Metrocall financed the repurchase with borrowings under its credit facility.

                        METROCALL INC. AND SUBSIDIARIES

5.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

  Stock Option Plans

     During the nine months ended September 30, 1999, Metrocall's Board of Directors granted options to purchase 1,748,500 shares of common stock with exercise prices ranging from $2.75 to $5.63 per share, equal to the fair market value of the Metrocall's common stock on the date of grant.

  Employee Stock Purchase Plan

     Metrocall issued 87,290 and 191,215 shares of common stock on January 1, 1999 and July 1, 1999, respectively, under the Metrocall, Inc. Employee Stock Purchase Plan with purchase prices of approximately $3.67 and $2.34 per share, respectively.

6.  CONTINGENCIES

  Legal and Regulatory Matters

     Metrocall is subject to legal and regulatory matters in the normal course of business. Metrocall does not expect that the outcome of those matters will have a material adverse effect on its financial position or results of operations.

  Interconnect Complaint

     Metrocall has filed complaints with the Federal Communications Commission against a number of RBOCs and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC. Since 1996, Bell Atlantic and Nynex have voluntarily ceased charging Metrocall for interconnection.

     On January 25, 1999, the U.S. Supreme Court concluded that the FCC had the authority under the Communications Act of 1934, as amended, to adopt rules necessary to carry out Sections 251 and 252 of the 1996 Act, including the authority to preempt any state or local tariffs or interconnection agreements contrary to those rules. The Supreme Court did not disturb the portion of the appellate court's decision upholding the FCC's authority over interconnection between local exchange carriers (LECs) and Commercial Mobile Radio Service
(CMRS) carriers. Metrocall believes that the Supreme Court's decision lends further support to Metrocall's complaints. Metrocall also believes the Supreme Court's ruling appears to validate the FCC's "proxy" pricing rules for LEC/CMRS interconnection, and will provide support for Metrocall to obtain reciprocal compensation for terminating LEC-originated traffic.

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

     - our ability to service debt and the restrictive covenants governing our indebtedness;

     - our history of net operating losses;

     - the amortization of our intangible assets;

     - our ability to integrate the acquisition of the Advanced Messaging Division of AT&T Wireless, the paging operations of AT&T;

     - the risk associated with our ability to implement our business strategies;

     - the impact of competition and technological developments;

     - satellite transmission failures;

     - subscriber turnover;

     - our ability to implement our Year 2000 readiness plan;

     - litigation and regulatory changes;

     - dependence on key suppliers; and

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

OVERVIEW

     Metrocall is a leading provider of local, regional, and national paging and other wireless messaging services. Metrocall has a nationwide network through which it provides messaging services to over 1,000 U.S. cities, including the 100 largest metropolitan areas. Since 1993, Metrocall's subscriber base has increased from less than 250,000 in 1993 to more than 5.8 million as of September 30, 1999. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of September 30, 1999, Metrocall was the third largest paging and wireless-messaging company in the United States based on number of subscribers.

     Metrocall derives the majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging services. While a subscriber continues to use Metrocall's services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. Metrocall's total revenues have increased by approximately 43.3% and 48.0% to $151.8 million and $462.4 million for the three month and nine month periods ended September 30, 1999, respectively, compared to $105.9 million and $312.5 million for the three month and nine month periods ended September 30, 1998, respectively. Overall, subscribers have increased by approximately 1.5 million or approximately 36% to 5.8 million at September 30, 1999 from 4.3 million at September 30, 1998. Approximately 20% of the growth in the subscriber base was generated through internal distribution channels while 80% of the increase was attributable to the subscriber base acquired through the acquisition of the Advanced Messaging Division (AMD) of AT&T Wireless, the paging operations of AT&T, on October 2, 1998.

     Metrocall's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. Metrocall also purchases paging equipment for that portion of its subscriber base to which it leases pagers. During the three and nine month periods ended September 30, 1999, capital expenditures totaled approximately $24.9 million and $76.8 million, respectively. This includes approximately $16.6 million and $49.6 million for the three and nine month periods ended September 30, 1999, respectively, for pagers, representing an increase in pagers on hand and net increases to the rental pager base. For the nine months ended September 30, 1999, capital expenditures were funded through a combination of cash generated from operations and borrowings under the credit facility.

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

     Metrocall may also continue to expand its operations and subscriber base through additional industry consolidation. While there are no current outstanding commitments, potential future consolidation opportunities would be evaluated on several key operating and financial elements including: geographic presence and FCC regulatory licenses held; overall valuation of potential target, including subscriber base and potential synergies; consideration to be given; potential increase to net income and operating cash flow; and availability of financing and the ability to reduce the combined companies long-term debt. Such potential transactions may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

RESULTS OF OPERATIONS

     The definitions below will be helpful in understanding the discussion of Metrocall's results of operations.

     - Service, rent and maintenance revenues include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular, PCS and long-distance services.

     - ARPU means average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such as telemessaging and long distance services.

     - Net revenues include service, rent and maintenance revenues and sales of customer owned and maintained (COAM) pagers less net book value of products sold.

     - Service, rent and maintenance expenses include costs related to the management, operation and maintenance of Metrocall's network systems and customer support centers.

     - Selling and marketing expenses include salaries, commissions and administrative costs for Metrocall's sales force and related marketing and advertising expenses.

     - General and administrative expenses include executive management, accounting, office telephone, repairs and maintenance, management information systems and employee benefits.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

     The following table sets forth the amounts of revenues and the percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended September 30, 1998 and 1999:

                                         SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                             1998        REVENUES       1999        REVENUES   (DECREASE)
                                         -------------   --------   -------------   --------   -----------
REVENUES
  Service, rent and maintenance........   $   93,810       94.4      $  136,601       95.5     $   42,791
  Product sales........................       12,080       12.2          15,152       10.6          3,072
                                          ----------      -----      ----------      -----     ----------
          Total revenues...............      105,890      106.6         151,753      106.1         45,863
  Net book value of products sold......       (6,482)      (6.6)         (8,777)      (6.1)        (2,295)
                                          ----------      -----      ----------      -----     ----------
  Net revenues.........................   $   99,408      100.0      $  142,976      100.0     $   43,568
                                          ==========      =====      ==========      =====     ==========
  ARPU.................................   $     7.11                 $     7.78                $     0.67
  Number of subscribers................    4,332,200                  5,877,375                 1,545,175

     Total revenues increased approximately $45.9 million, or approximately 43.3%, from $105.9 million for the three months ended September 30, 1998 ("1998") to $151.8 million for the three months ended September 30, 1999 ("1999"). Net revenues increased approximately $43.6 million, or 43.8%, from $99.4 million in 1998 to $143.0 million in 1999. The increase in net revenues was primarily the result of an increase in the number of subscribers receiving Metrocall's paging and other wireless messaging services. The total number of subscribers increased by 1.5 million since September 30, 1998. Of this growth, Metrocall's direct and indirect distribution channels generated 20% and 80% represented acquired subscribers from the AMD acquisition. ARPU for Metrocall's paging services increased $0.67 from $7.11 per unit in 1998 to $7.78 per unit. This increase was primarily the result of the high premium, value-added service characteristics of the subscriber base acquired in the AMD acquisition along with continued migration of subscribers to alphanumeric paging devices, internal growth in Metrocall's distribution channels, and selected service rate increases. Factors that may adversely affect ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales, which consist primarily of sales of paging equipment, increased approximately $3.1 million or 25.4% from $12.1 million in 1998 to $15.2 million in 1999 and decreased as a percentage of net revenues from 12.2% in 1998 to 10.6% in 1999. The net book value of products sold increased approximately $2.3 million or 35.4% from $6.5 million in 1998 to $8.8 million in 1999 principally due to the increase in product sales, offset by increased depreciation expense. Pagers are classified as property and depreciated over three years from their purchase date.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended September 30, 1998 and 1999:

                                           SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF
                                               1998        REVENUES       1999        REVENUES   INCREASE
                                           -------------   --------   -------------   --------   --------
OPERATING EXPENSES
Service, rent and maintenance............    $ 26,151        26.3       $ 37,552        26.3     $11,401
Selling and marketing....................      17,487        17.6         23,235        16.3       5,748
General and administrative...............      28,185        28.4         42,663        29.8      14,478
Depreciation.............................      16,966        17.1         24,961        17.5       7,995
Amortization.............................      36,484        36.7         52,533        36.7      16,049
                                             --------       -----       --------       -----     -------
                                             $125,273       126.1       $180,944       126.6     $55,671
                                             ========       =====       ========       =====     =======

                                                           SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                               1998            1999        (DECREASE)
                                                           -------------   -------------   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance....................      $2.04           $2.14         $ 0.10
Monthly selling and marketing............................       1.36            1.33          (0.03)
Monthly general and administrative.......................       2.20            2.43           0.23
                                                               -----           -----         ------
Average monthly operating costs..........................      $5.60           $5.90         $ 0.30

     Average monthly operating costs per unit in service (operating expenses per unit before depreciation and amortization) increased by $0.30 per unit in 1999 from $5.60 per unit in 1998 to $5.90 per unit in 1999. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $11.4 million from $26.2 million in 1998 to $37.6 million in 1999 and remained constant as a percentage of net revenues at 26.3%. Approximately $14.6 million of this increase was the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. The $14.6 million of expenses incurred was comprised primarily of third-party dispatching, telecommunications expenses and tower site rents. Excluding the impact of the AMD acquisition, there was a $3.2 million net decline in service, rent and maintenance expenses in 1999. This net decline was primarily attributable to a reduction in telecommunications expenses partially offset by increased personnel costs and tower site rents totaling approximately $1.5 million. Monthly service, rent and maintenance expense per unit increased $0.10 from $2.04 per unit in 1998 to $2.14 per unit in 1999 primarily as a result of the additional expenses incurred associated with the operations of AMD. Metrocall expects its service, rent and maintenance expenses to decrease as a percentage of revenues and per subscriber unit in future periods as it continues to renegotiate certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites. Metrocall expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as Metrocall enhances its nationwide presence, particularly in the Northwest and Midwest United States.

     Selling and marketing expenses increased approximately $5.7 million from $17.5 million in 1998 to $23.2 million in 1999 and decreased as a percentage of net revenues from 17.6% in 1998 to 16.3% in 1999. Approximately $5.9 million of the increase in selling and marketing expenses was attributable to increased personnel costs related to the acquired AMD sales force. Exclusive the impact of the AMD acquisition, there was a $0.2 million net decline in selling and marketing expenses in 1999. This decline was the primarily the result of a reduction in office rents and other third-party costs offset slightly by expenses related to an increase in the employee sales base and advertising costs totaling approximately $1.0 million related to further sales penetration in existing markets. Monthly selling and marketing expense per unit decreased by $0.03 from $1.36 per unit in 1998 to $1.33 per unit in 1999 as a result of these events and the impact of a larger subscriber base over which to allocate such expenses. Selling and marketing expenses may increase in future periods as a percentage of net revenues as Metrocall continues to increase and intensify its competitive presence in existing markets and expand geographic coverage.

     General and administrative expenses increased approximately $14.5 million from $28.2 million in 1998 to $42.7 million in 1999, and increased as a percentage of net revenues from 28.4% in 1998 to 29.8% in 1999. Approximately $7.9 million of the increase in general and administrative expenses was attributable to the AMD acquisition primarily representing expenses incurred for support staff, personnel costs and facilities rents. Exclusive of the AMD acquisition, general and administrative expenses increased approximately $6.6 million, which was primarily the result of an increase in rent and facility costs of approximately $3.0 million, technical consulting costs primarily associated with year 2000 readiness efforts of $1.4 million, personnel costs of $1.4 million and other expenses incurred of $0.8 million. Monthly general and administrative expenses per unit increased by $0.23 from $2.20 per unit in 1998 to $2.43 per unit in 1999 as a result of these events.

     Depreciation expense increased approximately $8.0 million from $17.0 million in 1998 to $25.0 million in 1999. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired mainly in the AMD acquisition and also from the depreciation of additions to other property, plant and equipment and computer hardware and software.

     Amortization expense related to the amortization of identified intangible assets of companies acquired by Metrocall increased approximately $16.0 million from $36.5 million in 1998 to $52.5 million in 1999 primarily as a result of the amortization of intangibles recorded in connection with the AMD acquisition. Amortization expense was comprised of the following elements in 1998 and 1999:

                                                 AMORTIZATION   SEPTEMBER 30,   SEPTEMBER 30,
                                                    PERIOD          1998            1999        INCREASE
                                                 ------------   -------------   -------------   --------
Subscriber lists...............................     3 years        $22,207         $36,098      $13,891
FCC licenses...................................    10 years          8,461           8,983          522
Goodwill.......................................    10 years          5,527           5,645          118
Other..........................................     various            289           1,807        1,518
                                                                   -------         -------      -------
                                                                   $36,484         $52,533      $16,049

     Metrocall expects its amortization expense for the three months ended December 31, 1999 to be consistent with its results for the three months ended September 30, 1999. It also expects amortization expense to be significant in fiscal year 2000 as it continues to amortize the subscriber lists acquired in the 1997 merger with ProNet Inc. and the 1998 acquisition of AMD.

                                                           SEPTEMBER 30,   SEPTEMBER 30,    INCREASE
                                                               1998            1999        (DECREASE)
                                                           -------------   -------------   ----------
OTHER
Interest expense.........................................    $(16,011)       $(21,672)      $  5,661
Interest and other income, net...........................          13              81             68
Income tax benefit.......................................      10,591          15,731          5,140
Net loss.................................................     (31,272)        (43,828)       (12,566)
Preferred dividends......................................      (2,499)         (4,151)         1,652
EBITDA...................................................    $ 27,585        $ 39,526       $ 11,941

     Interest expense increased approximately $5.7 million from $16.0 million in 1998 to $21.7 million in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $167.0 million greater in 1999 than in 1998 as a result of debt incurred related to the AMD acquisition in October 1998, the repurchase of the Series B Preferred in January 1999, capital expenditures and working capital requirements.

     Metrocall's net loss increased approximately $12.6 million from $31.2 million in 1998 to $43.8 million in 1999. The increase in net loss was primarily the result of increased depreciation and amortization expenses associated with the acquisition of AMD, whose results were not included in Metrocall's results of operations for the three months ended September 30, 1998. These expenses were offset partially by the increase in earnings before interest, taxes, depreciation and amortization (EBITDA) explained below. Metrocall expects net losses to continue in future periods.

     Preferred dividends increased approximately $1.7 million from $2.5 million in 1998 to $4.2 million in 1999. The increase in preferred dividends was the result of higher dividends paid in like-kind shares of preferred stock to the holders of the Series A Convertible Preferred Stock (Series A Preferred) and the Series C Convertible Preferred Stock (Series C Preferred) in 1999 due to the compounding nature of these preferred stock series. This increase was partially offset by the cessation of dividends on the Series B Preferred, which Metrocall repurchased in January 1999.

     EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles
(GAAP), EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income
(loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA as defined by Metrocall is used in its credit facility and senior subordinated note indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA increased approximately $11.9 million from $27.6 million in 1998 to $39.5 million in 1999. As a percentage of net revenues, EBITDA slightly decreased from 27.7% in 1998 to 27.6% in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

     The following table sets forth the amounts of revenues and the percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the nine months ended September 30, 1998 and 1999.

                                         SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                             1998        REVENUES       1999        REVENUES   (DECREASE)
                                         -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance..........   $  278,945       95.7      $  416,004       95.9     $  137,059
Product sales..........................       33,529       11.5          46,409       10.7         12,880
                                          ----------      -----      ----------      -----     ----------
          Total revenues...............      312,474      107.2         462,413      106.6        149,939
Net book value of products sold........      (20,941)      (7.2)        (28,489)      (6.6)        (7,548)
                                          ----------      -----      ----------      -----     ----------
Net revenues...........................   $  291,533      100.0      $  433,924      100.0     $  142,391
                                          ==========      =====      ==========      =====     ==========
ARPU...................................   $     7.30                 $     7.99                $     0.69
Number of subscribers..................    4,332,200                  5,877,375                 1,545,175

     Total revenues increased approximately $149.9 million, or approximately 48.0%, from $312.5 million for the nine months ended September 30, 1998 ("1998") to $462.4 million for the nine months ended September 30, 1999 ("1999"). Net revenues increased approximately $142.4 million, or 48.8%, from $291.5 million in 1998 to $433.9 million in 1999. The increase in net revenues was the result of an increase in the number of subscribers receiving Metrocall's paging and other wireless messaging services. The total number of subscribers increased by
1.5 million since September 30, 1998. Of this growth, Metrocall's direct and indirect distribution channels generated 20% and 80% was acquired in the AMD acquisition. ARPU for Metrocall's paging services increased $0.69 per unit from $7.30 per unit in 1998 to $7.99 per unit in 1999. The increase in ARPU was primarily attributable to the high premium, value added characteristics of the subscriber base acquired in the AMD acquisition, along with the continued migration of subscribers to alphanumeric devices, and selected rate increases partially offset by internal growth in Metrocall's reseller and strategic alliance indirect distribution channels, which generate lower

ARPU sales and lower operating costs per unit for Metrocall. Factors that may adversely affect ARPU in future periods include distribution mix of new subscribers, competition and new technologies, among others. There can be no assurance that ARPU will not decline in future periods.

     Product sales, which consist primarily of sales of paging equipment, increased approximately $12.9 million or 38.4% from $33.5 million in 1998 to $46.4 million in 1999 and decreased as a percentage of net revenues from 11.5% in 1998 to 10.7% in 1999. Net book value of products sold increased approximately $7.6 million or 36.0% from $20.9 million in 1998 to $28.5 million in 1999 principally due to the increase in product sales, offset by increased depreciation expense. Pagers are classified as property and depreciated over three years from their date of acquisition.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the nine months ended September 30, 1998 and 1999.

                                          SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF
                                              1998        REVENUES       1999        REVENUES    INCREASE
                                          -------------   --------   -------------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance...........    $ 73,310        25.1       $119,167        27.5      $ 45,857
Selling and marketing...................      50,130        17.2         72,899        16.8        22,769
General and administrative..............      85,872        29.5        126,831        29.2        40,959
Depreciation............................      50,505        17.3         71,615        16.5        21,110
Amortization............................     107,497        36.9        158,035        36.4        50,538
                                            --------       -----       --------       -----      --------
                                            $367,314       126.0       $548,547       126.4      $181,233
                                            ========       =====       ========       =====      ========

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1998            1999        INCREASE
                                                             -------------   -------------   --------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance......................      $1.91           $2.29        $0.38
Monthly selling and marketing..............................       1.32            1.40         0.08
Monthly general and administrative.........................       2.33            2.44         0.11
                                                                 -----           -----        -----
Average monthly operating costs............................      $5.56           $6.13        $0.57

     Average monthly operating costs per unit in increased by $0.57 per unit in 1999 from $5.56 per unit in 1998 to $6.13 per unit in 1999. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses increased approximately $45.9 million from $73.3 million in 1998 to $119.2 million in 1999 and increased as a percentage of net revenues from 25.1% in 1998 to 27.5% in 1999. Approximately $43.9 million of this increase was the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. The $43.9 million of expenses incurred consisted primarily of third party dispatching, telecommunications expenses, tower site rents and personnel costs. Excluding the impact of the AMD acquisition, there was a $2.0 million net increase in service, rent and maintenance expenses attributable to increases in personnel costs and tower site rents offset by a reduction in telecommunications expenses. Monthly service, rent and maintenance expense per unit increased $0.38 per unit from $1.91 per unit in 1998 to $2.29 per unit in 1999 primarily as a result of the additional expenses incurred associated with the operations of AMD. In future periods, Metrocall, expects its service, rent and maintenance expenses to begin to decrease as a percentage of revenues and per subscriber unit as it renegotiates certain of its telecommunications and third party services contracts and decommissions redundant transmitter and tower sites as it continues its integration and elimination of operating redundancies from the AMD acquisition. Metrocall expects such expense savings to be partially offset by an increase in rental costs for other transmitter and tower sites as it enhances its nationwide presence, particularly in the West and Midwest United States.

     Selling and marketing expenses increased approximately $22.8 million from $50.1 million in 1998 to $72.9 million in 1999 and decreased slightly as a percentage of net revenues from 17.2% in 1998 to 16.8% in 1999. Approximately $17.4 million of the increase in selling and marketing expenses was the result of expenses incurred by the operations of AMD, the majority of which was attributable to sales personnel costs related to the acquired AMD sales force. Exclusive of the impact of the AMD acquisition, the remaining selling and marketing expense increase of $5.4 million was primarily the result of increases in personnel costs of $3.4 million related to an increase in the employee sales base and advertising costs of $2.4 million related to further penetration in existing markets. Monthly selling and marketing expense per unit increased $0.08 from $1.32 per unit in 1998 to $1.40 per unit in 1999 as a result of these events. Selling and marketing expenses may continue to increase as a percentage of net revenues as Metrocall continues to increase its competitive presence in existing markets and expand geographic coverage.

     General and administrative expenses increased approximately $41.0 million from $85.9 million in 1998 to $126.8 million in 1999, and decreased as a percentage of net revenues from 29.5% in 1998 to 29.2% in 1999. Approximately $28.0 million of the increase in general and administrative expenses was attributable to the AMD acquisition, the majority of which included expenses incurred for telephone support, facilities and personnel costs associated with the AMD call center and invoicing and other expenses associated with customer accounts. Excluding the impact of the AMD acquisition, general and administrative expenses increased approximately $13.0 million, which was primarily the result of an increase in office rent and facility costs of $4.2 million, professional services, including year 2000 readiness consulting of $3.3 million, personnel costs due to an increase in the number of employees from 1998 of $1.9 million and allowance for accounts receivables $1.2 million. As a result of these events, monthly general and administrative expense per unit increased $0.11 per unit from $2.33 per unit in 1998 to $2.44 per unit in 1999.

     Depreciation expense increased approximately $21.1 million from $50.5 million in 1998 to $71.6 million in 1999. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and other capitalized assets acquired mainly in the AMD acquisition and also from the depreciation of additions to other property, plant and equipment and computer hardware and software.

     Amortization expenses related to the amortization of identified intangible assets of companies acquired by Metrocall increased approximately $50.5 million from $107.5 million in 1998 to $158.0 million in 1999 primarily as a result of the amortization of intangibles recorded in connection with the AMD acquisition. Amortization expense was comprised of the following elements in 1998 and 1999:

                                                 AMORTIZATION   SEPTEMBER 30,   SEPTEMBER 30,
                                                    PERIOD          1998            1999        INCREASE
                                                 ------------   -------------   -------------   --------
Subscriber lists...............................     3 years       $ 66,627        $108,347      $41,720
FCC licenses...................................    10 years         24,190          26,966        2,776
Goodwill.......................................    10 years         15,824          17,224        1,400
Other..........................................     various            856           5,498        4,642
                                                                  --------        --------      -------
                                                                  $107,497        $158,035      $50,538

     Metrocall expects its amortization expenses to be significant in fiscal year 2000 as it continues to amortize the subscriber lists acquired in the 1997 merger with ProNet Inc. and the 1998 acquisition of AMD.

                                                           SEPTEMBER 30,   SEPTEMBER 30,    INCREASE
                                                               1998            1999        (DECREASE)
                                                           -------------   -------------   ----------
OTHER
Interest expense.........................................    $(47,035)       $(63,493)      $16,458
Interest and other income, net...........................         626             309          (317)
Income tax benefit.......................................      31,861          47,255        15,394
Net loss.................................................     (90,329)       (130,552)       40,223
Preferred dividends......................................      (7,271)        (12,202)        4,931
Gain on repurchase of preferred stock....................          --           2,208         2,208
EBITDA...................................................    $ 82,221        $115,027       $32,806

     Interest expense increased approximately $16.5 million from $47.0 million in 1998 to $63.5 million in 1999. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $168.5 million greater in 1999 than in 1998 as a result of debt incurred related to the AMD acquisition in October 1998, the repurchase of the Series B Preferred in January 1999, capital expenditures and working capital requirements.

     Metrocall's net loss increased approximately $40.3 million from $90.3 million in 1998 to $130.6 million in 1999. The increase in net loss was primarily the result of increased depreciation, amortization and interest expenses associated with the acquisition of AMD, whose results were not included in Metrocall's results of operations for the nine months ended September 30, 1998. These expenses were offset partially by increases in Metrocall's EBITDA for the nine-month period. Metrocall expects net losses to continue in future periods.

     Preferred dividends increased approximately $4.9 million from $7.3 million in 1998 to $12.2 million in 1999. The increase was the result of higher dividends paid in like-kind shares of preferred stock to the holders of the Series A Preferred and the Series C Preferred during 1999 due to the compounding nature of the preferred stock series. This increase was partially offset by the cessation of dividends on the Series B Preferred, which Metrocall repurchased in January 1999.

     On January 7, 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Preferred for $16.2 million, representing a $2.2 million discount from its carrying value. The $2.2 million has been reflected as gain for purposes of determining Metrocall's loss attributable to common stockholders.

     EBITDA increased approximately $32.8 million from $82.2 million in 1998 to $115.0 million in 1999. As a percentage of net revenues, EBITDA decreased from 28.2% in 1998 to 26.5% in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     For the nine months ended September 30, 1999, Metrocall's cash provided by operating activities increased by approximately $37.6 million from $10.4 million for the nine months ended September 30, 1998 to $48.0 million for the nine months ended September 30, 1999. The increase in cash provided by operating activities was primarily the result of an improvement in operating cash flow. Operating cash flow is defined as net loss plus adjustments to reconcile net loss to net cash provided by operating activities, which adjustments include the non-cash items of depreciation and amortization expenses and deferred income taxes. Operating cash flow increased by $16.9 million from $37.1 million for the nine months ended September 30, 1998 to $54.0 million for the nine months ended September 30, 1999. The increase in operating cash flow was primarily the result of the increase in EBITDA offset by the increase in interest expense for the nine months ended September 30, 1999. The remaining increase in cash provided by operating activities was the result of a net increase in accounts payable and accrued expenses as of September 30, 1999 compared to September 30, 1998, which net increase was a result of higher operating expenses between periods. This increase in accounts payable and accrued expenses was offset by an increase in accounts receivable as of September 30, 1999 compared to September 30, 1998, which was the result of higher revenues between periods.

     Net cash used in investing activities increased approximately $30.8 million from $48.1 million for the nine months ended September 30, 1998 to $78.9 million for the nine months ended September 30, 1999. The increase in net cash used for investing activities was primarily the result of an increase in purchases of property and equipment. Capital expenditures were approximately $45.2 million and $76.8 million for the nine months ended September 30, 1998 and 1999, respectively. Capital expenditures for the nine months ended September 30, 1999 included approximately $49.6 million for paging devices, representing increases in pagers on hand and net increases to the rental subscriber base. The balance of capital expenditures was primarily for network construction and development and information systems and computer related equipment. Total capital expenditures for fiscal year 1999 are expected to approximate $90.0 million. Metrocall expects to finance its capital expenditures for the remainder of fiscal year 1999 through its operating cash flows. Projected capital expenditures are subject to change based on the progress of internal growth, general business and economic conditions and competitive pressures.

     Net cash provided by financing activities increased approximately $9.2 million from $18.0 million for the nine months ended September 30, 1998 to $27.2 million for the nine months ended September 30, 1999. The increase was primarily the result of additional borrowings under Metrocall's credit facility offset by the repurchase of the Series B Preferred. During the nine months ended September 30, 1999, Metrocall borrowed an additional $44.0 million under its credit facility primarily to fund the $16.2 million repurchase of the Series B Preferred and for other working capital requirements and capital expenditures.

  Working Capital

     At September 30, 1999, Metrocall's working capital deficit (current liabilities exceeded current assets) had decreased by $1.7 million to approximately $40.1 million from December 31, 1998. Metrocall has experienced such deficits in prior periods and believes such deficits are likely to continue. Metrocall attempts, whenever possible, to finance its growth through operating cash flow and available cash balances rather than incurring additional indebtedness. As a result, purchases of noncurrent assets, including pagers and other network and transmission equipment, may be financed with current liabilities (e.g., accounts payable), causing a deficit in working capital.

     Metrocall is currently considering a program with a major financial institution that would enable it to provide paging and other wireless messaging equipment to customers under leases to be provided by a third party entity. It is intended that if the program is implemented, the leased equipment and associated debt financing would not be included on its balance sheet or reflected as a capital expenditure because Metrocall would not retain a substantial risk of ownership in the equipment. However, if Metrocall retains substantial risk of ownership in the messaging equipment, the equipment and the associated debt financing would be reflected on Metrocall's balance sheet and as a capital expenditure. Metrocall expects some of its customers to utilize this third party program to satisfy the funding requirements for advanced messaging equipment such as 1.7-way and 2-way devices, which airtime services generate higher service, rent and maintenance ARPU for Metrocall. Metrocall expects that this program will be offered across all of its direct distribution channels. There can be no assurance that Metrocall will be successful in implementing this program as intended.

  Long-Term Debt

     At December 31, 1998 and September 30, 1999, long-term debt consisted of:

                                                            DECEMBER 31,   SEPTEMBER 30,   INCREASE OR
                                                                1998           1999        (DECREASE)
                                                            ------------   -------------   -----------
LONG-TERM DEBT
Borrowings under the credit facility......................    $ 40,000       $ 84,000        $44,000
Senior subordinated notes.................................     698,544        698,565             19
Capital leases and other debt.............................       4,790          4,169           (619)
                                                              --------       --------        -------
     Total long-term debt.................................    $743,334       $786,734        $43,400
                                                              ========       ========        =======

     Borrowings and repayments under the credit facility. During the nine months ended September 30, 1999, Metrocall increased its net borrowings outstanding under its credit facility by $44.0 million from December 31, 1998. However, Metrocall did not increase the amount of borrowings outstanding under its credit facility in the three months ended September 30, 1999. During the nine months ended September 30, 1999, Metrocall borrowed $68.0 million, which was used to fund the repurchase of the Series B Preferred and also for other working capital requirements, and repaid $24.0 million from cash generated from operating activities. At September 30, 1999, $84.0 million was outstanding under the credit facility.

     Subject to certain conditions, Metrocall may borrow up to $200.0 million under its credit facility. Under the credit facility, Metrocall is required to comply with or maintain certain financial and operating covenants including certain financial ratios, such as total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also prohibits certain changes in control of Metrocall, as defined. At September 30, 1999, Metrocall was in compliance with all of these covenants. The credit facility also includes a material adverse effect clause under which the credit facility could be in default if there is any material adverse effect upon the business, assets, liabilities, financial condition, results of operations, properties or business of Metrocall. Metrocall believes that the declaration of a material adverse effect default by its lenders is remote. At September 30, 1999, Metrocall had $116.0 million of borrowings available under its credit facility based on its total leverage covenant, which represented the entire undrawn amount available under the credit facility.

     Senior subordinated notes. There are no significant principal payments required under the senior subordinated notes indentures during fiscal year 1999. On August 2, 1999, Metrocall issued $250.0 million aggregate principal amount of 11% senior subordinated notes due 2008 that were registered under the Securities Act of 1933, as amended. Metrocall exchanged these notes for 11% senior subordinated notes issued in a private placement in December 1998.

  Access to Future Capital

     Since Metrocall had a significant net loss for the nine months ended September 30, 1999, its fixed charges, which include primarily interest expenses related to long term debt and operating leases, were in excess of earnings for the period by approximately $177.8 million. Metrocall expects that its net losses and deficiency of earnings to fixed charges will continue in the future.

     Metrocall's business also requires substantial funds for capital expenditures for paging and other wireless messaging equipment leased to its customers. Additionally Metrocall has substantial levels of borrowing, which results in significant interest expenses. Given these and the above factors, through November 10, 1999, Metrocall borrowed an additional $4.0 million under its credit facility. The borrowings were used for general corporate purposes. Metrocall does not expect to require additional borrowings for the remainder of 1999. Metrocall may be required to incur additional borrowings from time to time.

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

YEAR 2000 READINESS DISCLOSURE

     The year 2000 issue generally refers to the issue of whether a company's hardware, software or other computer technologies can correctly process, provide and/or receive data after December 31, 1999. Metrocall utilizes software and related computer technologies essential to its operations that may be affected by the year 2000 issue. Successfully resolving the year 2000 issue is a company priority. Accordingly, Metrocall has implemented an enterprise-wide program to address the year the year 2000 issue. This program is supervised by an executive oversight committee, which is chaired by Metrocall's Chief Financial Officer. Metrocall's plan consists of the following phases:

     I.   Identification and Assessment of Potential Problem Areas

     II.  Remediation of Identified Problem Areas

     III. Validation

     IV.  Implementation

     V.  Third Party Dependencies

     VI.  Contingency Planning

     The following describes each phase and the status of each phase in Metrocall's Plan:

     I. IDENTIFICATION AND ASSESSMENT OF POTENTIAL PROBLEM AREAS. Metrocall has reviewed its computer hardware and software technologies and the embedded systems contained in its plant and facilities and related infrastructure for the year 2000 issue. Metrocall has identified its critical and non-critical systems and whether or not such systems are year 2000 compliant. Metrocall's critical systems include: paging devices and infrastructure, billing systems, telephone services, financial systems and operating systems and hardware. For each of these systems, Metrocall has identified the required steps that will need to be taken for the critical systems to be year 2000 compliant. Metrocall has also developed remediation and/or validation plans to address year 2000 concerns associated with each critical system.

     II. REMEDIATION OF IDENTIFIED PROBLEM AREAS. The remediation phase includes correcting identified problem areas which may include hardware and software revisions, developing replacement systems and eliminating non-functional applications or system components. Metrocall has completed a substantial portion of the remediation efforts for its critical and non-critical systems.

     III. VALIDATION. As Metrocall makes changes to applications and components of its systems, it validates and tests those changes for year 2000 compliance. Metrocall has performed validation and testing on a system-wide basis to ensure that any changes made are compatible with interfacing systems. Metrocall is currently undertaking this phase on many of its applications.

     IV. IMPLEMENTATION. This phase involves integrating the systems changes made in the remediation stage once they have been appropriately validated. As Metrocall implements and integrates such changes, it may determine it systems include both year 2000 compliant and non-compliant applications and components. Metrocall has implemented a substantial majority of its remediated systems and applications.

It also has developed appropriate contingency recovery plans to reduce potential impacts from non-compliant applications. Metrocall expects to complete its entire implementation phase by December 1999.

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

     VI. CONTINGENCY PLANNING. Metrocall has developed contingency plans for each of its critical systems if such systems are not year 2000 compliant. These contingency plans address "likely" worst case scenarios for each critical system and take into account, to the extent Metrocall believe necessary, ways to address certain potential third party non-compliance. These plans are subject to change as additional remediation and testing is performed to correct and validate identified issues or as third parties provide additional details about their year 2000 compliance.

     The following briefly describes each of Metrocall's critical systems and their year 2000 readiness.

     - PAGING DEVICES. Metrocall does not manufacture paging devices and therefore depends on the manufacturers of such paging equipment to ensure that the devices are year 2000 compliant. Metrocall has contacted these manufacturers to ensure that these manufacturers are addressing year 2000 compliance issues relating to such paging equipment. Based on the information provided by such manufacturers, Metrocall believes that substantially all of the paging devices currently in its inventory or supplied by the manufacturers is year 2000 compliant. Certain of the pager models carried by Metrocall will require manual resetting of the calendar function on March 1, 2000, but the functionality of these paging devices, including the ability of these devices to receive messages through Metrocall's network, will not be impacted.

     - PAGING INFRASTRUCTURE. Metrocall has an extensive paging infrastructure through which it provides its messaging services. These services are provided through a network of paging terminals, control systems, and transmitters. A message may originate in a number of different ways. The Public Switched Telephone Network (PSTN) is the source of most messaging requests. The Telco Year 2000 Forum is handling year 2000 issues with the PSTN. The Telco Year 2000 Forum is comprised of the RBOCs, major independent LECs and interexchange carriers. In addition, Metrocall is also identifying alternative means of providing service to ensure that there is no interruption in the service provided to customers.

     - PAGING TERMINALS. Metrocall has identified and performed certain year 2000 readiness assessment activities with regard to its paging software and hardware, and is working with its primary vendor that developed the software for its paging terminals. In June 1999, this manufacturer certified and released a software upgrade to address year 2000 issues that affect the existing switch software embedded in Metrocall's paging terminals. Metrocall has completed its internal testing of the new software to assure that the software elements are compliant with Metrocall's year 2000 network guidelines. As of November 11, 1999, Metrocall had installed this software version on 95% of its effected paging terminals handling paging subscribers representing approximately 92% of its subscriber base. Metrocall expects to complete the installation of the switch software on all of its remaining paging terminals by the end of November 1999. Because the messaging switch software is a critical element to its year 2000 readiness, Metrocall has developed a contingency plans, which should enable it to continue operating those machines that cannot be upgraded by year-end by using the existing "older" version of this manufacturer's paging software. Metrocall believes, based on its own lab environment testing, that if it continues to use the existing software on its paging terminals, it can continue to provide uninterrupted or disrupted paging and messaging services to its customers. This manufacturer has not certified this older software version, but has performed year 2000 assessment testing which shows that the software has no issues that would affect paging services.

     - CONTROL SYSTEMS. The control networks used by Metrocall in the delivery of paging data to transmitters fall into one of two categories, analog or digital control. The analog control systems have no computer, clock or calendar functions involved in their operation and therefore have no year 2000 implications. Newer, computer-based control systems are dependent on the proper operation of their time reference and many are referenced to the Global Positioning System. The manufacturers of Metrocall's control systems have certified that their digital control systems are year 2000 compliant with the requisite level of software and hardware. Metrocall has installed those software and hardware components.

     - TRANSMITTERS. The transmitters that Metrocall utilizes have passed year 2000 testing performed by their manufacturers. In addition, the satellites Metrocall uses have been year 2000 certified by their manufacturers. Redundant, backup, and alternative systems of messaging and networking have been evaluated and remediated as necessary.

       Metrocall systems are interconnected with numerous networks and systems operated by third parties, including landline telecommunications networks; long-distance networks; the networks of other wireless service providers; and networks operated by utilities. The ability of Metrocall systems to operate, including the ability to provide paging and other wireless messaging services, is dependent upon these third-party networks and systems being year 2000 compliant. The operators of these networks are responsible for addressing the year 2000 issue in their own systems.

       Metrocall expects to incur approximately $1.5 million during the fourth quarter of 1999 to support these paging infrastructure initiatives.

     - BILLING SYSTEMS. Metrocall currently utilizes three different billing platforms that are used for the recordation and processing of customer invoices. Two of these platforms are commercial software applications. Metrocall has received vendor certification with respect to these platforms' hardware, databases and the substantial majority of the software. The third platform was developed by the former AT&T Wireless Services, Inc. -- Messaging Division (AMD). Its year 2000 readiness was previously tested and warranted by AMD's prior corporate owner. Metrocall has substantially completed the scheduled upgrades to certain operating systems to promote integration with systems that have been remediated for year 2000 issues. In addition, it has completed, the testing of the platforms and their interfaces to the paging and financial systems. Metrocall does not expect to incur any additional significant costs related to year 2000 readiness of its billing systems.

     - TELEPHONE SERVICES. Metrocall's ability to provide paging and messaging services is directly linked to its ability to accept and direct telephone traffic over an extended network. In addition, its ability to sell products, administer customer calls and communicate between offices is dependent on its telephone network. Metrocall is currently in various phases of the remediation and validation stages for its internal telephone network. Approximately 75% of its remediation efforts have been completed. Metrocall's goal is to complete this phase by December 1999 with validation and implementation completed by December 31, 1999. The cost for these initiatives for the remainder of 1999 is expected to be approximately $0.8 million. Metrocall is actively contacting its external telephone service providers to determine their level of year 2000 readiness.

     - FINANCIAL SYSTEMS. Metrocall's financial systems, which include its accounts payable, general ledger, fixed assets, purchasing and inventory systems, have been vendor-certified for year 2000 compliance, in addition Metrocall has successfully completed the validation of these financial systems for year 2000 readiness.

     - OPERATING SYSTEMS AND HARDWARE. Metrocall has identified and performed year 2000 assessment activities with regard to its network operating systems. Certain of such systems are scheduled for software upgrades that will improve their functionality. Approximately 100% of its Netware locations, 100% of its NT Systems and 99% of its UNIX systems have been remediated. Metrocall also has identified personal computers that are not year 2000 compliant, which it intends to replace by December 31, 1999. Metrocall expects the cost of these initiatives to be under $1.0 million for the remainder of 1999.

     Metrocall has utilized both internal and external resources to remediate and test its systems for year 2000 compliance. Metrocall continues to incur internal labor costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems. Although Metrocall believes it is taking all reasonable steps necessary to operate successfully through and beyond the turn of the century, there can be no assurance that Metrocall's year 2000 program will be successful or that its interconnect carriers and primary vendors will also successfully address their year 2000 issues. Metrocall is unable to predict the potential impact on its financial condition and results of operations in the event its year 2000 program is not successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Metrocall is exposed to risks associated with interest rate changes. Metrocall does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At September 30, 1999, total outstanding debt consisted of five issues of fixed rate, senior subordinated notes and the credit facility, which had a variable interest rate:

FIXED RATE DEBT:

                                                       EFFECTIVE                  INTEREST
        PRINCIPAL BALANCE             FAIR VALUE     INTEREST RATE   MATURITY   PAYMENTS DUE
        -----------------           --------------   -------------   --------   -------------
$100.0 million....................  $ 75.0 million      19.28%         2005     Semi-Annually
$  0.2 million....................  $  0.2 million      11.88%         2005     Semi-Annually
$150.0 million....................  $ 90.0 million      19.89%         2007     Semi-Annually
$200.0 million....................  $130.0 million      19.08%         2007     Semi-Annually
$250.0 million....................  $161.3 million      19.55%         2008     Semi-Annually

     No principal repayments are due under these notes until maturity. If at maturity Metrocall refinanced these notes at interest rates that are 1/4 percentage point higher than their stated rates, its per annum interest costs would increase by $1.8 million. Based on the outstanding balances at September 30, 1999, a hypothetical immediate 1/4 percentage point change in interest rates would change the fair value of its fixed rate debt obligations by approximately $9.0 million.

VARIABLE RATE DEBT:

                                                  WEIGHTED AVERAGE                INTEREST
               PRINCIPLE BALANCE                   INTEREST RATE     MATURITY   PAYMENTS DUE
               -----------------                  ----------------   --------   ------------
$84.0 million...................................        7.84%          2004      Quarterly

     Metrocall's credit facility bears interest at floating rates and matures in 2004. As of September 30, 1999, there was $84.0 million outstanding under the credit facility and $116.0 million available for future borrowings. Based on weighted average borrowings outstanding under the credit facility during fiscal year 1999, a 1/4 percentage point change in our weighted average interest rate would have caused interest expense to increase or decrease by approximately $0.1 million. Repayments under the credit facility may be made at anytime without penalty.

     Metrocall currently has an interest rate cap agreement in place that caps its interest rates on its floating rate debt at 8 1/2% on up to $50.0 million of outstanding borrowings. This agreement expires in April 2000.

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

     On January 25, 1999, the U.S. Supreme Court concluded that the FCC had the authority under the Communications Act of 1934, as amended, to adopt rules necessary to carry out Sections 251 and 252 of the 1996 Act, including the authority to preempt any state or local tariffs or interconnection agreements contrary to those rules. The Supreme Court did not disturb the portion of the appellate court's decision upholding the FCC's authority over interconnection between local exchange carriers (LECs) and Commercial Mobile Radio Service
(CMRS) carriers. Metrocall believes that the Supreme Court's decision lends further support to Metrocall's complaints. Metrocall also believes the Supreme Court's ruling appears to validate the FCC's "proxy" pricing rules for LEC/CMRS interconnection, and will provide support for Metrocall to obtain reciprocal compensation for terminating LEC-originated traffic.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
-------   -------------------
  11.1    Statement re: computation of per share earnings.
  27      Financial data schedule.

     (b) Reports on Form 8-K

     Metrocall filed a Report on Form 8-K with the SEC on September 14, 1999 regarding the transfer of the trading of its common stock to the Nasdaq SmallCap Market.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                   METROCALL, INC.

                                          By:     /s/ VINCENT D. KELLY
                                            ------------------------------------
                                                      Vincent D. Kelly
                                                  Chief Financial Officer,
                                                Treasurer and Executive Vice
                                                          President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
11.1    Statement re: computation of per share earnings.
27    Financial data schedule.