Form 10-K
period 1999-12-31
METROCALL INC
filed 2000-03-10
CIK 906525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

                                 TITLE OF CLASS
                                  -----------

                         COMMON STOCK ($.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $564.9 million based on the closing sales price on March 3, 2000.

COMMON STOCK, PAR VALUE $0.01 -- 43,561,715 SHARES OUTSTANDING ON MARCH 3, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of the Registrant to be held May 3, 2000 which will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    3
Item 2   Properties..................................................   16
Item 3   Legal Proceedings...........................................   16
Item 4   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5   Market for Metrocall's Common Stock and Related Security
         Holder Matters..............................................   17
Item 6   Selected Financial Data.....................................   20
Item 7   Management's Discussion and Analysis of Financial Condition
         and
         Results of Operations.......................................   22
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   40
Item 8   Financial Statements and Supplementary Data.................   42
Item 9   Changes in and Disagreements with Accountants on Accounting
         and
         Financial Disclosure........................................   42

Item 10  Directors and Executive Officers of the Company.............   43
Item 11  Executive Compensation......................................   43
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   43
Item 13  Certain Relationships and Related Transactions..............   43

Item 14  Exhibits....................................................   44
Signatures...........................................................   48

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes or incorporates forward-looking statements. Metrocall has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition, and Results of Operations," and as follows:

     - Metrocall's history of net operating losses;

     - Metrocall's ability to cover fixed charges;

     - Metrocall's high leverage and need for substantial capital;

     - Metrocall's ability to service debt;

     - the restrictive covenants governing Metrocall's indebtedness;

     - the amortization of Metrocall's intangible assets;

     - the impact of competition and technological developments;

     - satellite transmission failures;

     - subscriber turnover;

     - regulatory changes;

     - Metrocall's ability to implement its business strategies;

     - the risks associated with Metrocall's investment in a newly formed technology-based joint venture;

     - dependence on key suppliers; and

     - dependence on key management personnel.

     Other matters set forth in this Annual Report on Form 10-K may also cause actual results to differ materially from those described in the forward-looking statements. Metrocall undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Metrocall is a leading provider of local, regional and national paging and other wireless messaging services. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, Metrocall's subscriber base has increased from less than 250,000 to more than 5.9 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 1999, Metrocall was the third largest messaging company in the United States based on the number of subscribers. Metrocall was formed in October 1982 and had its initial public offering for its common stock in July 1993.

WIRELESS MESSAGING INDUSTRY OVERVIEW

     Metrocall believes that paging and wireless messaging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area either directly to a person traveling or to various fixed locations. Traditional paging, as a one-way communications tool, is a way to communicate at a lower cost than current two-way communication methods, such as cellular and personal communication services (PCS) telephones. For example, the paging and messaging equipment and air time required to transmit an average message cost less than the equipment and air time for cellular and PCS telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee, which covers a fixed number of messages sent to the subscriber. In addition, these paging and messaging devices are unobtrusive and portable and historically have withstood substantial technological advances in the communications industry. Many mobile telephone customers also use paging and messaging devices in conjunction with their telephones to screen incoming calls and minimize battery wear and usage charges.

     Although the U.S. one-way paging industry has over 500 licensed paging companies, Metrocall estimates that the eight largest paging companies, including Metrocall, currently serve approximately 75% of the total paging subscribers in the United States. These companies are facilities-based, Commercial Mobile Radio Service (CMRS) providers, previously classified as either Radio Common Carrier (RCC) or Private Carrier Paging (PCP) operators, servicing over 100,000 subscribers each in multiple markets and regions. Metrocall expects that the future of the one-way paging and messaging industry will include technological improvements that permit increased service and applications, and consolidation of smaller, single-market operators and larger, multi-market paging companies.

     Metrocall is seeking to develop and market advanced wireless messaging, which uses narrowband PCS networks and currently includes two-way messaging and other short messaging based services and applications. Metrocall believes that this relatively new method of communication is also a way to communicate at a lower cost than other forms of two-way wireless communications and for longer periods of time due to superior battery life. In addition, advanced messaging devices, which are supported by the ReFLEX(TM) communications technology, cover a substantially larger geographic area than broadband PCS networks. Because advanced wireless messaging uses narrowband PCS networks, which utilize a two-way spectrum, advanced messaging devices offer advantages over the traditional one-way spectrum that some paging networks use. The two-way spectrum enables a wireless device to emit a signal that notifies the network of the device's location and permits the network to send the message to transmitters closest to the messaging device. In contrast, a one-way spectrum requires the message to be sent to all transmitters within a geographic area and not necessarily to those transmitters closest to the messaging device. Therefore, a two-way spectrum utilizes less air-time of the spectrum and creates more air time efficiency, particularly in the areas farthest from the messaging device.

     Examples of advanced messaging services include:

     - "Confirmation" or "response" messaging, which sends a message back to the network confirming that a message has been received;

     - two-way messaging, which permits users to communicate wirelessly with, among other things, Internet e-mail, fax machines, one-way alphanumeric pagers and two-way messaging devices;

     - short message "information pulls," which enable subscribers to receive customized stock quotes/portfolio information, weather reports, Internet information access, corporate Intranet information retrieval and other information selected by a subscriber.

     Metrocall believes the future of the advanced wireless messaging industry will include technological improvements and advancements that will provide greater flexibility and additional wireless applications and content programs. While these narrowband PCS services have been proven technologically feasible, their economic viability has not been fully tested based on the cost of licenses, infrastructure and capital requirements, and increased operating costs, and competitive, similarly priced two-way broadband PCS and cellular services.

OUR BUSINESS STRATEGY

     Metrocall's business strategy is to increase shareholder value by expanding its subscriber base and product portfolio, and increasing revenues, cost efficiencies and operating cash flow. Operating cash flow is defined as EBITDA (earnings before interest, taxes, depreciation and amortization). The principal elements of this strategy include the following:

     Manage Capital Requirements and Increase Free Cash Flow. Metrocall's key financial objective is to manage capital requirements and increase free cash flow. Metrocall defines free cash flow as operating cash flow less capital expenditures and interest expense. To achieve this objective, Metrocall focuses on the following:

     - primarily selling, rather than leasing, paging and advanced messaging units to reduce capital expenditure requirements per subscriber;

     - increasing revenues and cash flow through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit (ARPU) than traditional paging services; and

     - increasing the utilization of Metrocall's developed nationwide network to serve more customers per frequency and enter new markets with minimal capital outlay.

     Maximize Internal Growth Potential. Metrocall has grown internally by broadening its distribution network and expanding its target market to capitalize on the growing appeal of messaging and other wireless products and services. Since December 31, 1994, Metrocall has added approximately 1.6 million new subscribers through internal growth. Metrocall has expanded its direct and indirect distribution channels to gain access to different market segments. As part of this strategy, Metrocall has formed strategic alliances with:

     - local, long-distance, cellular and PCS providers, such as AT&T Wireless Services, Inc. (AT&T Wireless), Bell Atlantic, Qwest and ALLTEL;

     - digital subscriber line (DSL) provider Covad Communications, Inc. and Internet service provider (ISP) PSINet Inc. (PSINet);

     - MicroStrategy Incorporated and Strategy.com for personalized financial information under "MyOnTheGoPortfolio"(SM) and "OnTheGoInfo"(SM);

     - cable television companies, such as Adelphia Cable Communications; and

     - retail outlets, such as Circle K Stores, Ritz Camera and Walgreens.

     Metrocall has strategic marketing relationships with America Online, PageMaster Corporation, a national promotions company, and Washington Gas and Light Company, which are designed to further enhance its market presence. Metrocall has a national distribution agreement through 2003 with AT&T Wireless, which enables Metrocall exclusively to distribute its paging and wireless messaging products in over 670 AT&T Wireless retail stores. Metrocall also has a broadband PCS distribution alliance with AT&T Wireless, which has enabled it to further diversify its product mix by distributing AT&T's digital PCS wireless products and AT&T's Digital One Rate(SM) service plans via Metrocall's direct distribution channels. In 2000, Metrocall may continue to expand its multi-tiered distribution network and marketing relationships. Metrocall believes that these initiatives will continue to increase its service revenues and equipment sales and broaden the range and diversity of products that are currently offered to consumers.

     Expand Market Presence through Consolidation and Diversification. Metrocall has expanded its subscriber base and geographic coverage through consolidation of other paging and messaging companies. Since 1996, Metrocall has acquired approximately 3.6 million subscribers through mergers and acquisitions through December 31, 1999:

                                                ACQUISITION       NO. OF
             ACQUIRED COMPANY                      DATE         SUBSCRIBERS
             ----------------                -----------------  -----------
Parkway Paging, Inc (Parkway)..............      July 16, 1996     140,000
Satellite Paging (Satellite)...............    August 30, 1996     100,000
A+Network, Inc. (A+Network)................  November 15, 1996     660,000
Page America Group, Inc. (Page America)....       July 1, 1997     198,000
ProNet Inc. (ProNet).......................  December 30, 1997   1,286,000
Advanced Messaging Division of AT&T
  Wireless (AMD)...........................    October 2, 1998   1,215,000
                                                                 ---------
     Total.................................                      3,599,000
                                                                 =========

Metrocall believes that its enhanced nationwide coverage gives it a competitive advantage in gaining additional subscribers. In February 2000, Metrocall agreed to acquire NationPage, Inc. in a stock purchase transaction with a subsidiary of AT&T Corp. This acquisition will add approximately 80,000 subscribers located principally in eastern Pennsylvania, New Jersey and upstate New York.

     Metrocall believes that the paging and wireless messaging industry is likely to undergo additional consolidation and has announced that it intends to participate in the consolidation process. Potential future consolidations would be evaluated on several key operating and financial elements including:

     - geographic presence;

     - Federal Communications Commission (FCC) regulatory licenses held;

     - overall valuation of potential target, including subscriber base and potential synergies;

     - consideration to be given;

     - potential increase to free cash flow and operating cash flow; and

     - availability of financing and the ability to reduce the combined companies long-term debt.

Any potential transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

     In November 1999, Arch Communications Group, Inc. (Arch), and Paging Network, Inc. (PageNet) announced that they had agreed to merge. Completion of this merger is subject to a number of conditions, including agreement by holders of PageNet's outstanding senior unsecured notes to exchange their notes for Arch common stock. Metrocall has had and may continue to have informal discussions with certain holders of these notes about whether Metrocall might be able to present an alternative consolidation transaction to the Arch merger. Metrocall has not made any offer with respect to PageNet, and there is no assurance that Metrocall will make any such proposal or that the proposal would be successful. Metrocall also engages, from time to time, in discussions with other industry participants about potential consolidation transactions. Again, there can be no assurance that any such discussion will lead to a consolidation transaction.

     Metrocall has also sought to increase its market presence through its recent formation and investment in Inciscent, Inc. (Inciscent). Inciscent is a technology-based joint venture that Metrocall originally formed in November 1999 under the name Metrocall.net. Inciscent is expected to be a full service business-to-business wired-to-wireless application service provider (ASP) that will offer a suite of technology services to small office/home office (SOHO) and small to medium-sized businesses. These services will include broadband Internet access, domain hosting, e-mail services, auction notification and confirmation, data solutions and wireless e-mail. On February 8, 2000, Metrocall, an affiliate of Hicks, Muse, Tate & Furst Incorporated (HMTF), PSINet and Aether Systems, Inc. (Aether) agreed to invest in Inciscent through the purchase of Series A Convertible Preferred Stock of Inciscent for cash, notes, and/or services. Metrocall believes that its investment in Inciscent will provide financial and strategic benefits, such as permitting Metrocall to complement its products and services with those of Inciscent. Metrocall believes the complementary nature of Inciscent's services with Metrocall's products and services will enable Metrocall to diversify and expand its market presence to all areas associated with wireless messaging.

     Pursue Cost-Efficient Technological Advances. Metrocall has pursued technological advances that are proven, cost-efficient and consistent with its strategy to increase free cash flow. Metrocall has historically concentrated its capital spending on the development of its local, regional and nationwide one-way paging networks. Recently, Metrocall began offering advanced messaging products and services using narrowband PCS now that the technology that has been proven and gained initial market acceptance. Metrocall was able to begin offering these services with minimal capital outlay because it acquired an FCC narrowband PCS license in connection with the AMD acquisition. In 1998, Metrocall formed a five-year strategic alliance with WebLink Wireless, Inc. (WebLink, formerly known as PageMart Wireless, Inc.), a leading provider of paging and messaging services to develop and offer narrowband PCS. Metrocall's alliance with WebLink consists of two phases: a switch-based resale phase and a shared network build-out phase. The alliance is currently in its first phase in which Metrocall provides narrowband PCS using WebLink's advanced messaging transmit and receive network. Metrocall began offering guaranteed-delivery messaging during 1999 and launched two-way and data-intensive messaging services in the first quarter of 2000. In the second phase, Metrocall will install and operate its own outbound narrowband PCS frequency on its nationwide network and WebLink will provide turnkey installation and operation of a receiver network. Metrocall believes this alliance will enable it to comply with the FCC's mandated narrowband PCS build-out requirements. Under the alliance, Metrocall shares a portion of capital expenditures and operating expenses. Metrocall believes that the WebLink alliance has enabled it to provide narrowband PCS in a faster and more cost-effective manner than if it had developed and funded the network itself. The development of the narrowband PCS license acquired in the AMD acquisition and the WebLink alliance will allow Metrocall to increase capacity and reduce its long-term cost of message delivery through frequency reuse.

     Metrocall has taken other steps to ensure that it is better positioned to take advantage of technological advances. In mid-1999, Metrocall upgraded its nationwide network to support new Internet applications, two-way messaging and enhanced services. The upgrade has permitted Metrocall to offer subscribers enhanced voicemail, wireless e-mail and Internet-based information services in addition to its current set of alphanumeric messaging, guaranteed message delivery and voicemail services. In April 1999, Metrocall and other leading paging and wireless messaging companies and manufacturers joined forces in a broad alliance to develop and market devices referred to as personal data assistants (PDAs) embedded with the ReFLEX(TM) communications technology. This alliance, named the Personal Communicator Wireless Alliance, will work with PDA manufacturers to create a variety of handheld messaging devices that provide two-way wireless messaging for consumers. Metrocall believes this initiative will further increase its ability to offer more products and services to its customer base.

     Optimize Customer Relationships. Metrocall seeks to maintain a close relationship with its existing customers and to develop stronger relationships with the subscribers of newly acquired companies by maintaining decentralized sales, marketing and customer service operations and providing value-added services tailored to customers' needs. The value-added services provided by Metrocall are billed as enhancements to its basic service and generally result in higher ARPU. Metrocall's specific value-added services include:

     - Direct View, which permits organizations to use Metrocall's wireless network to broadcast news, sports, stock data and general and customized information to LED display signs;

     - customized information content using Metrocall's OnTheGoInfo(SM) suite of information services;

     - My2Way, which permits subscribers to communicate with other two-way devices by sending and receiving e-mail, accessing information on demand and browsing the Internet;

     - customized wireless messaging applications for specific segments of the public, such as the medical community; and

     - an enterprise-wide messaging management software and database system.

     Maintaining Low Cost Operations and Improve Margins. A key component of Metrocall's business strategy is to make investments that improve its operating efficiencies, which lead to margin improvement. During 1999, Metrocall's operating efficiencies improved because it focused on eliminating redundant costs within its business as it substantially completed the integration of AMD and its other acquisitions, and renegotiated several telecommunications and other contracts, which reduced its service, rent and maintenance costs per subscriber, particularly in the last half of 1999. Metrocall expects to continue its cost containment efforts during 2000 as it further identifies redundant costs within its operations and reduces the number of separate billing systems it operates.

     Metrocall also believes that as use of its strategic alliances and other indirect distribution channels increase, its operating costs will decrease as participants in these channels typically bear a portion of Metrocall's sales and customer service expenses. Similarly, Metrocall believes its focus on maximizing monthly recurring revenues and promoting value-added services with higher ARPU will improve operating margins.

METROCALL'S PAGING AND WIRELESS MESSAGING OPERATIONS

  Products and Services

     Metrocall currently provides four principal paging and wireless messaging products:

     - digital display messaging devices, which permits a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired;

     - alphanumeric display messaging devices, which allows the subscriber to receive and store text messages from a variety of sources including the Internet;

     - digital broadband and PCS phones and other products of AT&T under a distribution agreement with AT&T Wireless, which allows users to place and receive calls under AT&T's Digital One Rate(SM) service plans;

     - advanced messaging devices, which provide guaranteed delivery of messages and two-way messaging.

     Metrocall provides digital display and alphanumeric display devices in all of its markets. At December 31, 1999, approximately 86% of its subscriber devices in service were digital display devices and approximately 14% were alphanumeric display devices. Alphanumeric display service, which was introduced in the mid-1980s, has grown at increasing rates as users and dispatch centers overcome technical and operational obstacles to sending messages. Currently, Metrocall markets, under the service mark "Notesender," a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers. In addition, alphanumeric paging access is available via its Internet website, www.metrocall.com, where any Internet user can access Metrocall's on-line alphanumeric paging and messaging software.

     During the first quarter of 2000, Metrocall began deploying two-way messaging services to its subscribers, which, among other capabilities, gives subscribers the ability to communicate wirelessly with pagers, fax machines and Internet e-mail. Metrocall expects to begin offering these subscribers enhanced services including customized content and information services, unified messaging, and web enabled wireless notification and messaging.

     Metrocall also provides enhancements and ancillary services such as:

     - personalized automated answering services, which allow a subscriber to record a message that greets callers who reach the subscriber's voice mailbox;

     - message protection, which allows a subscriber to retrieve any calls that come in during the period when the subscriber was beyond the reach of Metrocall's radio transmitters;

     - annual loss protection, which allows subscribers of leased messaging devices to limit their cost of replacement upon loss or destruction of the device; and

     - maintenance services, which are offered to subscribers who own their own pagers.

     Subscribers who use wireless messaging services have traditionally included small business operators and employees, professionals, medical personnel, sales and service providers, construction and trades-people, and real estate brokers and developers. However, the appeal of paging and wireless messaging to the residential user is growing, with service increasingly being adopted by individuals for private, non-business uses such as communicating with family members and friends.

     Metrocall subscribers either buy or lease their wireless devices for local, regional, multi-regional or nationwide service. It receives additional revenue for enhanced services, such as voice mail, personalized greetings and One Touch(SM) service. Metrocall typically offers volume discounts on lease payments and service fees to its large volume subscribers. In some instances, Metrocall's subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing, collection and related costs with respect to the resellers' customers. For each of the three years ended December 31, 1999, over 90% of Metrocall's service, rent and maintenance revenues were generated from its traditional one-way messaging services.

  Sales and Marketing

     Metrocall's sales and marketing strategy incorporates a multi-tiered distribution system designed to maximize internal growth and geographic presence. At December 31, 1999, Metrocall through more than 230 sales and administrative offices and retail outlets, employed a sales force of over 1,500 sales representatives, including its direct sales staff, telemarketing professionals and sales representatives who call on retailers and resellers. Metrocall's major distribution channels are described briefly below.

  Direct Distribution Channels

     - Direct Sales. Metrocall's direct sales personnel sell its messaging services and products primarily to businesses, placing special emphasis on key strategic accounts. Metrocall's direct sales personnel generally target businesses that have multiple work locations or have highly mobile employees. Metrocall's sales compensation plans are designed to motivate direct sales personnel to focus on selling rather than leasing one-way pagers and advanced messaging devices, which reduces capital requirements, and to increase sales of higher revenue product enhancements, such as nationwide coverage, alphanumeric service, voice mail, One Touch(SM) service and My2Way service.

     - Database Telemarketing. Metrocall's internal, professionally trained staff generates sales by utilizing computerized lead management and telemarketing techniques combined with its proprietary lead screening and development protocol. Using acquired lists to focus its efforts, Metrocall's internal staff targets groups of consumers and small businesses who have a propensity to use paging and messaging services but are either in a region where Metrocall does not have a direct sales effort or has not been reached by other distribution channels. In Metrocall's marketing efforts, it uses only commercially available public information to analyze and target new customers and does not use "Customer Proprietary Network Information" in a way that would conflict with applicable law or FCC rules.

     - Company-Owned Retail Stores. At December 31, 1999, Metrocall had over 120 company-owned retail outlets. Metrocall's retail outlets are designed to sell higher ARPU services to the consumer market segment directly while providing Metrocall with a point of presence to enhance its brand recognition. These retail outlets take a variety of forms, such as mall stores, kiosks, mall carts, retail merchandising units and mall center locations. Products sold to consumers at these locations include paging, messaging, cellular, narrowband, broadband and PCS services and related accessories. Many of these locations function as customer service and payment centers in addition to offices for direct sales representatives.

  Indirect Distribution Channels

     - Resellers. Metrocall sells resellers bulk paging and messaging services for resale to the resellers' own business clients and individual customers. Metrocall issues one monthly bill to each reseller who is responsible for marketing, billing and collection, and equipment maintenance. Through this channel, Metrocall achieves high network utilization at low incremental cost, but realizes much lower ARPU than through other distribution channels.

     - Retail Outlets. Metrocall sells paging and other messaging devices on a wholesale basis to retail outlets, such as office supply, electronics and general merchandise chains, for resale to their customers. Metrocall selects these outlets based on factors such as the number of stores in a region and the extent of their advertising. These outlets then sell the devices and provide limited customer service to the consumer. Metrocall provides sales incentives and advertising support and trains sales personnel to enhance a retail outlet's effectiveness and to ensure that the customer is well educated regarding the product.

     - Dealer Network. Metrocall contracts with independent dealers, representatives and agents, including such outlets as small cellular phone dealers and independent specialty electronics stores. Metrocall typically uses these dealers to reach specific consumer niches (e.g., ethnic or non-English speaking communities) and small businesses that are more efficiently accessed through this channel than through Metrocall's other distribution channels. In addition to selling the paging and other wireless devices, independent dealers assist the subscriber in choosing a service plan and collect the initial payments. Metrocall pays independent dealers commissions based on their sales of Metrocall services.

     - Strategic Partners. Metrocall has entered into contractual agreements with several selected national distribution partners who market its services to their existing and future customers. Metrocall supplies many of these partners with custom branded turnkey solutions for network services, products, customer services, billing, collections and fulfillment. Metrocall's strategy is to provide these value-added services to enhance the business relationship and margin opportunities for both parties. Metrocall has entered into alliances with companies in the long distance, local exchange, cable, Internet, retail, direct response and multi-level marketing businesses and believes that these programs will help deliver paging and advanced messaging services to market segments that its other distribution channels may not reach cost-effectively.

     - Affiliates. Metrocall operates a network of paging and messaging carriers or affiliates that resell services on the 152.480 MHz private carrier paging frequency. These affiliates are independent owners of paging and messaging systems in various markets throughout the nation who sell expanded coverage to their customers. Utilizing Metrocall's infrastructure, these independent networks provide wide area and nationwide paging on a single channel.

     Subscribers by Geographic Region. Set forth below is the number of messaging devices that Metrocall has in service by geographic region.

                NUMBER OF PAGERS AND WIRELESS DEVICES IN SERVICE

        FOR THE YEARS ENDED DECEMBER 31,            1997(1)      1998(2)       1999
        --------------------------------           ---------    ---------    ---------
Northeast........................................    714,363      772,463      781,663
Mid-Atlantic.....................................    623,077      693,631      799,775
Southeast........................................  1,094,313    1,179,548    1,261,545
Midwest..........................................    232,105      400,150      431,072
Southwest........................................    756,459    1,356,218    1,448,090
West.............................................    610,519      768,829      750,000
Northwest........................................         --      488,711      455,794
                                                   ---------    ---------    ---------
     Total.......................................  4,030,836    5,659,550    5,927,939
                                                   =========    =========    =========

---------------
(1) Includes approximately 1.5 million pagers in service acquired from its 1997 merger and acquisition.

(2) Includes approximately 1.2 million pagers in service acquired in the AMD acquisition.

     Subscribers by Distribution Channel. Set forth below is the respective numbers and percentages of messaging devices that Metrocall services through its distribution channels:

              OWNERSHIP OF PAGERS AND WIRELESS DEVICES IN SERVICE

                                         1997(1)                   1998(2)                     1999
                                  ----------------------    ----------------------    ----------------------
FOR THE YEARS ENDED DECEMBER 31,   NUMBER     PERCENTAGE     NUMBER     PERCENTAGE     NUMBER     PERCENTAGE
--------------------------------  ---------   ----------    ---------   ----------    ---------   ----------
DIRECT CHANNELS:
  Company-owned and leased to
     subscribers..............    1,184,193       29%       1,980,297       35%       1,925,903       33%
  Subscriber-owned (COAM).....      430,582       11          629,352       11          616,829       10
  Company-owned retail stores..     223,510        6          207,493        4          184,010        3
INDIRECT CHANNELS:
  Resellers...................    1,965,354       49        2,369,686       42        2,579,286       44
  Strategic Partners and
     affiliates...............      140,625        3          274,844        5          475,487        8
  Retail......................       86,572        2          197,878        3          146,424        2
                                  ---------      ---        ---------      ---        ---------      ---
     Total....................    4,030,836      100        5,659,550      100        5,927,939      100
                                  =========      ===        =========      ===        =========      ===

---------------
(1) Includes approximately 1.5 million pagers in service acquired from its 1997 merger and acquisition.

(2) Includes approximately 1.2 million pagers in service acquired in the AMD acquisition.

  Network and Equipment

     Metrocall has developed a state-of-the-art paging and messaging system utilizing current narrowband PCS technology, which achieves superior building penetration, wide-area coverage and the ability to deliver new and enhanced messaging services. This existing transmission equipment has significant capacity to support future growth.

     Metrocall's messaging services are initiated when telephone calls or short message based text services are placed to its company-maintained paging and messaging terminals. These terminals have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal. Metrocall's terminals direct pages and other messages from the Public Switched Telephone Network

(PSTN) or from the Internet to Metrocall's primary satellite transmission hub, which signals terrestrial network transmitters providing coverage throughout the service area.

     Metrocall has three exclusive nationwide one-way frequencies and a nationwide 50/50 KHz narrowband personal communication (NPCS) license issued by the FCC and is operating in each of the largest 100 SMSAs. Metrocall began operating its nationwide network on one of the three one-way frequencies in November 1993. Metrocall developed a special home gateway switch that allows all of Metrocall's existing regional based paging and messaging terminals to route two-way messaging data to this centralized gateway for delivery into the two-way ReFLEX(TM) network. Metrocall is also capable of providing local paging and messaging in many markets served by its nationwide network by using nationwide transmitters to carry local messages. Services provided through the nationwide network are marketed to subscribers directly through Metrocall's sales force and indirectly through retailers and resellers. Metrocall also operates a series of regional operating systems or networks serving Arizona, California, Utah, Texas, Florida, Illinois, Oregon, Washington, Colorado and Nevada; the area from Boston to the Virginia/North Carolina border; and a ten state region in the Southeast United States.

     In addition, Metrocall transmits a majority of its paging and messaging traffic through its "Global Messaging Gateway," which is a satellite uplink facility located in Stockton, California. The facility operates 24 hours per day, seven days per week. The use of this facility permits Metrocall to save costs as it phases out operating agreements with three commercially owned satellite uplink facilities and increases Metrocall control over its network infrastructure.

     Metrocall does not manufacture any of the messaging devices or infrastructure equipment used in its operations. Although several entities sell the equipment used in Metrocall's operations, Metrocall has historically limited the number of suppliers to achieve volume cost savings, and, therefore, depends on a few suppliers to obtain sufficient inventory. Metrocall purchases most of its pagers and messaging devices from Motorola, Inc. Metrocall purchases its transmitters and terminals from Motorola and Glenayre Electronics. Metrocall anticipates that equipment and messaging devices will continue to be available to it in the foreseeable future, consistent with normal manufacturing and delivery lead times, but cannot assure you that it will not experience unexpected delays in obtaining one-way and two-way messaging devices and infrastructure equipment in the future. A significant number of delays could have an adverse effect on Metrocall's operations, network development plans and future revenues. Metrocall continually evaluates new developments in wireless messaging technology in connection with the design and enhancement of its messaging systems and selection of products to be offered to subscribers.

  Management Systems and Billing

     Metrocall has centralized certain operating functions and utilizes common billing and subscriber management systems. This permits Metrocall to reduce costs, increase operating efficiencies, obtain synergies from acquisitions, and focus regional management on sales and distribution.

     The functions Metrocall has centralized into its national operations center in Alexandria, Virginia include accounting, management information systems, and inventory and order fulfillment. It has also integrated the information systems of the acquired companies into its structure.

     Metrocall also maintains three national call centers, which are critical factors in marketing and servicing the nationwide network to all markets in the United States. Metrocall's centers handle customer inquiries from existing and potential customers and support its distribution channels initiatives. Its three centers are staffed with approximately 385 employees. Each center offers a toll-free access number. One of these centers is open seven days per week, 24 hours per day. The other two centers are open six days a week and provide emergency service seven days a week, 24 hours a day. Metrocall attempts to satisfy customers upon initial inquiry to avoid repeat calls, thereby increasing customer satisfaction and decreasing costs. Metrocall employs state-of-the-art call management equipment (such as an automated call distribution system and interactive voice response capabilities) to provide quality customer service and to track both the productivity and the quality of the performance of its customer service representatives.

COMPETITION

     The wireless communications industry is very competitive. Metrocall has competed by maintaining competitive pricing of its products and services, by providing a broad assortment of coverage options using its own messaging network infrastructure and through quality, reliable customer service. Metrocall competes with hundreds of companies that provide only local basic one-way paging service. Metrocall also offers enhanced and advanced messaging services, such as alphanumeric messaging, guaranteed messaging, voice mail, two-way messaging, customized information content delivery services and broadband PCS telephones.

     The products and services that Metrocall offers compete directly and indirectly with a myriad of wireless communication products and services. For instance, product bundling of PCS telephones with short messaging services is becoming more common. In addition, the pricing of flat rate digital broadband PCS services is declining to a level that competes directly with the traditional paging services Metrocall offers.

     Although some of Metrocall's competitors are small, privately owned companies servicing one market, others are large diversified telecommunications companies that serve several markets. Some of these competitors possess financial, technical and other resources greater than those of Metrocall. Major wireless messaging providers that Metrocall competes with in more than one market include: PageNet, Arch, WebLink, Skytel, a subsidiary of MCIWorldcom, Inc., Airtouch/Vodafone, Nextel Communications, Inc., BellSouth Wireless Data, Bell Atlantic, SBC Communications, Inc. and American Mobile Satellite Corporation.

     In November 1999, PageNet and Arch announced their intention to merge. After completion of this merger, the combined company is expected to have approximately 15.7 million subscribers and a significantly reduced leverage, which may place Metrocall at a competitive disadvantage.

     The intensity of competition for communication service customers will continue to increase as wireless communications products and technologies continue to be developed and offer new and different services and applications. In addition, FCC regulation concerning auctioning of new spectrum for wireless communication services has created additional potential sources of competition. Furthermore, entities offering service on wireless two-way communications technology, including cellular, digital broadband PCS, narrowband PCS and providers of specialized mobile radio and mobile satellite services, also compete with the services Metrocall provides. There can be no assurance that such product and technology developments and regulatory processes will not adversely affect Metrocall.

     Metrocall holds one narrowband PCS license and offers narrowband PCS services in connection with its alliance with WebLink. Some of Metrocall's competitors also hold narrowband PCS licenses. Two competitors, PageNet and Skytel currently offer narrowband PCS data services from their own networks. Metrocall expects that the services that will be provided by these entities will compete with the narrowband PCS and other paging and messaging services it provides.

GOVERNMENT REGULATION

     From time to time, federal and state legislators propose legislation that could affect Metrocall's business, either beneficially or adversely, such as by increasing competition or affecting the cost of its operations. Additionally, the FCC and, to a lesser extent, state regulatory bodies, may adopt rules, regulations or policies that may affect Metrocall's business. Metrocall cannot predict the impact of such legislative actions on its operations. The following description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to Metrocall's operations.

     Federal. Metrocall's operations are subject to extensive regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, Metrocall is required to obtain FCC licenses for the use of radio frequencies to conduct its operations within specified geographic areas. These licenses set forth the technical parameters, such as maximum power and tower height, under which Metrocall may use such frequencies. Metrocall has historically provided paging services as both a RCC operator and a PCP operator. Traditionally, RCC frequencies were assigned on an exclusive basis to a single licensee in a service area. RCCs were subject to regulation by the states as well as by the FCC and were required to provide service to anyone requesting such service. PCP frequencies were assigned on a shared basis (i.e., multiple parties in the same area could apply for and obtain a license to use the same frequency). There were restrictions on eligibility of PCP customers. The states were preempted from regulating such matters as PCP entry, rates, operation and terms of service. The historical distinctions between RCC and PCP paging have been largely eliminated by the 1993 Omnibus Budget Reconciliation Act (the "1993 Budget Act"), which amended the Communications Act to, among other things, replace the prior RCC and PCP definitions with two newly defined categories of mobile radio services: CMRS and Private Mobile Radio Service (PMRS). The CMRS definition essentially supplanted the prior RCC definition. The FCC has classified both PCP and RCC paging services as CMRS, and adopted rules applicable to CMRS carriers, which became effective in 1996.

     In 1993, the FCC adopted new rules to provide "channel exclusivity" to paging operators operating on certain 929 MHz frequencies if they met certain qualifications. Metrocall has obtained nationwide exclusivity on two of its 929 MHz frequencies and one 931 MHz frequency. Under the FCC's current rules, no other entity may apply anywhere in the United States to operate on these frequencies. However, any incumbent paging licensees, other than Metrocall, on Metrocall's two nationwide 929 MHz frequencies may continue to operate on these frequencies, but those other licensees are not allowed to expand their paging services beyond their existing coverage areas. Additionally, on Metrocall's other 929 MHz frequencies, it has local exclusivity in the Chicago, Illinois area, and regional exclusivity in the Northeast, Mid-Atlantic, and Southeast regions of the United States.

     Certain paging channels below 900 MHz are still allocated on a shared basis. Metrocall acquired a 152.480 MHz shared frequency network through its A+ Network merger. Applications for those frequencies are first processed through a frequency coordinator, who attempts to minimize overcrowding on a given frequency. The coordinator then files the applications with the FCC, which processes them on a first-come, first-served basis. So long as a given paging frequency is not congested with multiple licensees, the subscriber would not perceive any differences between shared paging services and exclusive paging services. In most areas of the country where Metrocall holds shared paging licenses, it is the only paging operator, or one of only a few operators, licensed on that particular frequency in that area.

     The FCC also requires paging licensees to construct their stations and begin service to the public within a specified period of time (under the site-specific rules, one year), and failure to do so results in termination of the authorization. Under the traditional site-specific approach to paging licensing, a licensee received a construction permit for facilities at a specific site, and that permit automatically terminated if the facilities were not timely constructed (paging licensees authorized under Part 22 of the FCC's Rules were also required to notify the FCC upon commencement of service) and the licensee failed to request an extension prior to the deadline. The failure to construct some facilities did not, however, affect other facilities in a licensee's system that had been timely constructed and placed into operation. However, certain services that Metrocall has recently begun to offer are subject to harsher penalties for failure to construct. For example, the NPCS license Metrocall acquired in the AMD acquisition is subject to the condition that Metrocall build sufficient stations to cover 750,000 square kilometers, or 37.5% of the U.S. population, by the fifth anniversary of the initial license grant. By the tenth anniversary of the grant, it must build sufficient stations to cover 1,500,000 square kilometers, or 75% of the U.S. population. As a result of the WebLink alliance, Metrocall has met the first construction benchmark and expects to meet the FCC's 10-year build out requirements.

     Under the 1993 Budget Act, the FCC has "forbearance" authority, which means it need not enforce against all CMRS licensees the following common carrier regulations under Title II of the Communications Act: any interstate tariff requirements, including regulation of CMRS rates and practices; the collection of intercarrier contracts; certification concerning interlocking directorates; and FCC approval relating to market entry and exit. Additionally, the 1993 Budget Act preempted state authority over CMRS entry and rate regulation. The Telecommunications Act of 1996 (the "1996 Act") provided the FCC with additional forbearance authority with regard to all telecommunications services. Pursuant to that authority, the FCC has forborne from requiring wireless carriers to receive prior FCC approval for certain non-substantial corporate stock transfers and reorganizations.

     Paging licenses are issued by the FCC for 10-year terms. Metrocall's current licenses have expiration dates ranging from 2000 to 2010. The FCC must approve renewal applications. In the past, the FCC has routinely granted Metrocall's FCC renewal applications. Metrocall is also required to obtain prior FCC approval for its acquisition of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any future renewal or transfer applications Metrocall files will be approved or acted upon in a timely manner by the FCC, Metrocall knows of no reason to believe such applications would not be approved or granted, based upon its experience to date.

     The Communications Act also places limitations on foreign ownership of CMRS licenses. These foreign ownership restrictions limit the percentage of Metrocall common stock that may be owned or voted, directly or indirectly, by aliens or their representatives, foreign governments or their representatives, or foreign corporations. Metrocall's certificate of incorporation permits the redemption of its common stock from stockholders where necessary to protect its compliance with these requirements.

     The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, and may impose fines for violations of its rules. Some of Metrocall's license applications were deemed "mutually exclusive" with those of other paging companies. In the past, the FCC would have selected among the mutually exclusive applicants by lottery; however, the FCC recently dismissed all pending mutually exclusive paging applications, including Metrocall's, to facilitate its transition to wide area licensing and auctions for paging frequencies. As a result, the FCC will award exclusive paging frequencies through an auction process.

     Paging licenses have traditionally been issued on a site-specific basis. In February 1997, the FCC adopted rules to issue most paging licenses for large, FCC-defined service areas. Although the rules are subject to pending appeals, the following changes have been made subject to those appeals. Licenses for 929 MHz and 931 MHz frequencies will be issued for "Major Economic Area" or "MEA" geographic areas; licenses for exclusive paging frequencies in lower frequency bands will be licensed in "Economic Areas" or "EAs." Shared paging frequencies will continue to be allocated on a shared basis and licensed in accordance with existing, site-specific procedures; however, the FCC is considering changes to the application and licensing rules for these frequencies. Mutually exclusive geographic area applications for all exclusive paging frequencies will be awarded through an auction process. The FCC has recently dismissed all pending mutually exclusive applications for these frequencies, as well as all applications filed after July 31, 1996 regardless of mutual exclusivity. A filing "freeze" is in effect for the non-nationwide, exclusive paging frequencies. Licensing for those frequencies is now governed by the FCC's auction process. The auction for 929 MHz and 931 MHz MEA licenses ended on March 2, 2000. Metrocall was the high bidder on 145 "MEA" licenses, with winning bids totaling $681,800. In February 2000, Metrocall had submitted an "up-front" payment of $650,000, which will be credited toward the amount of its winning bids. Metrocall must now submit formal "long form" applications for the MEA licenses on which it was high bidder and will be required to pay the balance of its winning bids before those MEA licenses will be issued. Metrocall will timely file its "long form" applications and pay the balance of its winning bids. Metrocall knows of no reason why its "long form" applications would not be granted.

     Future auctions will be held for the paging frequencies below 900 MHz, and for the 929-931 MHz licenses on which no party bid during the recently completed auction. Neither of those future auctions has yet been scheduled. Incumbent licensees that have not or do not bid (or who bid unsuccessfully) at the applicable auction will be able to trade in their existing licenses for a single "wide-area" license based upon their current coverage. Incumbents are entitled to interference protection from the auction winners and will be able to modify their facilities within that area, but they will not be permitted to expand their existing coverage.

     Because auctions are new to the paging industry, Metrocall cannot predict their impact on its business. At least initially, competitive bidding increaseS the costs of obtaining licenses. The FCC's wide-area licensing and auction rules may also serve as entry barriers to new participants in the industry. In any service area where Metrocall was the successful bidder, or where it bids successfully in a future auction, or where it trades in its licenses for "wide-area" licenses, Metrocall will save on the application costs associated with modifying and adding facilities within its service areas, and no other entity will be able to apply for its frequencies within those areas. Conversely, in geographic areas where it is not the high bidder, Metrocall's ability to expand its service territories in those geographic areas will be curtailed. Metrocall's three nationwide frequencies will not be subject to competitive bidding; although, the FCC is considering imposing additional "build-out" requirements on nationwide licensees.

     The 1996 Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires local exchange carriers (LECs) to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls and provide other telecommunications carriers access to the network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The LECs are now prohibited from charging paging carriers for the transport and termination of LEC-originated local calls. This prohibition could lead to substantial cost savings for Metrocall. Moreover, under the 1996 Act and the FCC's rules, paging carriers are entitled to compensation from any local exchange carrier for local calls that terminate on a paging network, which has already led to additional revenues for Metrocall.

     The 1996 Act also requires the FCC to appoint an impartial entity to administer telecommunications numbering and to make numbers available on an equitable basis. In addition, the 1996 Act requires that state and local zoning regulations shall not unreasonably discriminate among providers of functionally equivalent wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. The 1996 Act provides for expedited judicial review of state and local zoning decisions. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC's requirements. Other provisions of the 1996 Act, however, may increase competition, such as the provisions which allow the FCC to forbear from applying regulations and provisions of the Communications Act to any class of carriers, not only to CMRS, and the provisions allowing public utilities to provide telecommunications services directly. These provisions may impose additional regulatory costs (for example, provisions requiring contributions to universal service by providers of interstate telecommunications). Some of these FCC rules are subject to pending petitions for reconsideration and court appeals. Metrocall cannot predict the final outcome of any FCC proceeding or the possible impact of future FCC proceedings.

     State. The 1993 Budget Act preempts all state and local rate and entry regulation of all CMRS operators. Entry regulations typically refer to the process whereby a CMRS operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that CMRS operators file a tariff describing billing rates, terms and conditions by which operators provide paging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of Metrocall's business in the form of zoning regulations (subject to the 1996 Act's prohibition on discrimination against or among wireless telecommunications carriers), or health and safety measures. The 1993 Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on Metrocall's experience to date, it knows of no reason to believe such approvals would not be granted.

     In 1997, the FCC held that the Budget Act does not prohibit states from imposing requirements of CMRS carriers to contribute to funding "universal" telephone service within the states. Approximately 25 states now impose such "universal service fund" obligations. The FCC's determination that the states may impose those obligations was upheld on appeal by the U.S. Court of Appeals for the Fifth Circuit; a petition requesting the U.S. Supreme Court's review of the Fifth Circuit's decision has been filed. If the Fifth Circuit's decision is upheld, Metrocall will continue to incur additional costs in contributing to state universal service funds, which Metrocall typically passes through to its subscribers.

     Litigation. Metrocall has filed complaints with the FCC against a number of Regional Bell Operating Companies (RBOCs) and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints allege that these local telephone companies are unlawfully charging Metrocall for local transport of the telephone companies' local traffic. Metrocall has petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. The briefing schedule for these complaint proceedings ended in September 1998. The complaints remain pending before the FCC. On January 25, 1999, the U.S. Supreme Court concluded that the FCC had the authority under the Communications Act to adopt rules necessary to carry out Sections 251 and 252 of the 1996 Act. Metrocall believes the Supreme Court's ruling appears to validate the FCC's "proxy" pricing rules for LEC/CMRS interconnection. In addition, the Supreme Court also ruled that the FCC had the authority to preempt any state or local tariffs or interconnection agreements contrary to those rules. Metrocall believes the Supreme Court rulings may support its complaints filed with the FCC. In addition, a recent Ninth Circuit decision, Pacific Bell v. Cook Telecom, Inc., held in favor of a paging company on not only the issues that are pending in Metrocall's FCC complaints, but also on paging carriers' rights to receive compensation from the LECs for paging carriers' termination of local traffic. Furthermore, in mid-1999, Metrocall signed interconnection agreements with Bell Atlantic, signifying resolution of the interconnection issue with at least one RBOC.

SEASONALITY

     Generally, Metrocall's operating results are not significantly affected by seasonal factors.

TRADEMARKS AND SERVICE MARKS

     Metrocall uses the following trademarks and service marks:

     - "Metrocall" -- a registered trademark and service mark with the U.S. Patent and Trademark Office;

     - "Datacall," "Metronet," "Metromessage," "In-Touch," "Metrofax," "The Power in Paging," "Message Track" and "One Touch" -- service marks under which Metrocall markets its paging , messaging and personalized information services;

     - "Metrotext" -- a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers (copyright registration has been granted);

     - "America's Wireless Network," "Notesender," "MyOnTheGoPortfolio" and "OnTheGoInfo" -- service marks (applications with the U.S. Patent and Trademark Office are pending).

EMPLOYEES

     As of December 31, 1999, Metrocall employed approximately 3,571 full and part-time people none of whom is represented by a labor union. Metrocall believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     Metrocall does not hold title to any significant real property; although, Metrocall and its affiliates own interests in certain properties. At December 31, 1999, Metrocall leased commercial office and retail space, including its executive offices, at more than 300 locations used in its operations. These office leases provided for monthly payments ranging from approximately $300 to $108,700 and expire, subject to renewal options, on various dates through December 2010.

     Metrocall also leases numerous sites under long-term leases for its transmitters on commercial broadcast towers, buildings and other fixed structures. At December 31, 1999, Metrocall leased these transmitter sites for monthly rentals ranging from approximately $420 to $5,700 that expire, subject to renewal options, on various dates through June 2029.

ITEM 3. LEGAL PROCEEDINGS

     Information regarding contingencies and legal proceedings is included in
Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 1999, which is included under Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR METROCALL'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

STOCK TRADING

     Metrocall's common stock is traded on the Nasdaq SmallCap Market under the symbol "MCLL."

                           COMMON STOCK PRICE RANGES

                                                                  1998           1999
                                                              ------------   ------------
                                                              HIGH    LOW    HIGH    LOW
                                                              ----   -----   ----   -----
Quarter ended March 31......................................  $7 1/2 $4 5/8  $5 3/4 $2 11/16
Quarter ended June 30.......................................  7 5/8  5 3/8      4   2 1/16
Quarter ended September 30..................................  7 7/16 4 1/2   4 3/8  1 3/16
Quarter ended December 31...................................  6 1/16 2 11/16 3 1/8  1 1/8

     On March 3, 2000, the last reported sales price of Metrocall's common stock on the Nasdaq SmallCap Market was $14.00 per share, and there were 1,705 registered stockholders of record.

DIVIDEND POLICY

     Metrocall has not declared or paid any cash dividends or distributions on its common stock since its initial public offering of common stock in July 1993. Metrocall does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future cash dividends, if any, will be determined by its Board of Directors. Certain covenants in Metrocall's credit facility, its indentures and the terms of its Series A Convertible Preferred Stock (the "Series A Preferred") restrict or prohibit the payment of cash dividends on Metrocall's common stock. In addition, if Metrocall pays or sets aside for payment any dividend or distribution on its common stock (other than dividends or distributions paid solely in shares of common stock or rights, options or warrants to purchase common stock) before October 2, 2003, holders of the Series C Convertible Preferred Stock (the "Series C Preferred") also will be entitled to receive a certain amount of those payments.

     As discussed below, Metrocall has issued shares of each of its series of preferred stock to the respective holders of those series of preferred stock in lieu of cash dividends.

UNREGISTERED SECURITIES

     Series A Preferred. On November 15, 1996, Metrocall issued 159,600 shares of the Series A Preferred and 159,600 warrants representing the right to purchase an aggregate of 2.915 million shares of common stock (the "Warrants"). The aggregate purchase price for the Series A Preferred and the Warrants was $39.9 million. The purchasers of these securities were John Hancock Mutual Life Insurance Company, SunAmerica, Inc. and UBS Capital, LLC. Because the securities were sold to qualified institutional buyers in a transaction not involving a public offering, the sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     Each share of the Series A Preferred has a stated value of $250 per share, a liquidation preference and redemption value equal to its stated value, certain redemption rights and the right to elect two directors (subject to increase upon the occurrence of certain events) to Metrocall's Board of Directors. The Series A Preferred carries a dividend of 14% (subject to increase upon the occurrence of certain events), payable semi-annually in cash or in additional shares of the Series A Preferred, at Metrocall's option. In addition, beginning November 15, 2001, holders of the Series A Preferred have the right to convert their Series A Preferred (including shares issued as dividends) into shares of common stock based upon the market price of common stock at the time of conversion. The Series A Preferred may, at the option of holders, be converted sooner upon certain change of control events of Metrocall, as defined in the Certificate of Designation for the

Series A Preferred. During 1998 and 1999, Metrocall issued 26,477 and 30,314 additional shares, respectively, of the Series A Preferred as dividends to the holders of the Series A Preferred.

     Through February 1, 2000, each Warrant represented the right of the holder to purchase 18.266 shares of common stock, or an aggregate of 2.915 million shares. The exercise price per share was $7.40. The Warrants expire November 15, 2001. Metrocall has registered the resale of 2.915 million shares that may be obtained upon exercise of the Warrants under the Securities Act.

     The exercise price of the Warrants is subject to adjustment in the event Metrocall sells common stock in private transactions for less than 80% of the exercise price. In this event, the exercise price in effect will be reduced to 125% of the price at which the new equity is sold. The Warrants also include other customary anti-dilution provisions. As a result of the agreements for common stock investments in Metrocall entered into on February 2, 2000, as further described below and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the exercise price of the Warrants and the number of shares of common stock that may be purchased upon exercise of the Warrants have been adjusted. The exercise price of the Warrants was reduced to $2.74 per share. Under the anti-dilution provisions of the Warrants, the number of shares of common stock that may be purchased upon exercise of each Warrant increased to 18.531 shares of common stock, or an aggregate of 2.958 million shares. The exercise price of the Warrants and number of shares of common stock that may be purchased upon exercise of the Warrants may be further adjusted in the future as a result of anti-dilution and other provisions of the Warrants.

     Series C Preferred. On October 2, 1998, Metrocall issued 9,500 shares of the Series C Preferred in connection with the AMD acquisition to AT&T Wireless, the sole holder of the Series C Preferred. Each share of the Series C Preferred has a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred but senior to the shares of common stock, equal to its stated value. The Series C Preferred carries a dividend of 8% of the stated value per year, payable semiannually in cash or in additional shares of the Series C Preferred, at Metrocall's option. Metrocall did not register the Series C Preferred under the Securities Act. Since this issuance, Metrocall has issued stock dividends of 95 shares and 783 shares of additional shares of Series C Preferred during 1998 and 1999, respectively. Metrocall has not registered these shares.

     As further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on February 2, 2000, Metrocall and AT&T Wireless entered into a Securities Exchange Agreement under which AT&T Wireless agreed to exchange its shares of Series C Preferred for 13,250,000 shares of Metrocall common stock and, if applicable, non-voting common stock equivalents in the form of a new series of Metrocall preferred stock. AT&T Wireless' voting interest in Metrocall will be limited to 19.9% of the total issued and outstanding shares of Metrocall common stock. To the extent 13,250,000 shares of Metrocall common stock exceeds 19.9% of the total issued and outstanding shares of Metrocall common stock after consummation of the exchange, AT&T Wireless will receive shares of Series D Non-Voting Participating Convertible Preferred Stock (the "Series D Preferred"). The Series D Preferred will have rights substantially equivalent to those of the common stock, except that it will have limited voting rights. AT&T Wireless may convert the Series D Preferred shares at any time. Metrocall has the right to convert the Series D Preferred into common stock so long as the number of converted shares of common stock does not equal or exceed 20% of the issued and outstanding common stock at the time of the conversion. Metrocall has agreed to register for resale the shares of Metrocall common stock AT&T Wireless receives or can receive upon conversion of the Series D Preferred from the exchange within 180 days after consummation of the exchange. If the three common stock investments described below close substantially simultaneously with the closing of the exchange of the Series C Preferred, Metrocall will not issue any shares of the Series D Preferred. Because the exchange is a transaction not involving a public offering, the transaction is exempt from registration pursuant to Section 4(2) of the Securities Act.

       Common Stock. On November 1, 1999, Metrocall issued 40,000 shares of common stock as a performance award under the Pinnacle Reseller Program between ProNet, predecessor-in-interest to Metrocall, and Coldwell Communications, Inc. Metrocall has not registered these shares, but is obligated to do so.

Because the issuance did not involve a public offering, the issuance was exempt from registration under Section 4(2) of the Securities Act.

     As further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on February 2, 2000, Metrocall entered into common stock purchase agreements with each of three equity investors: HMTF, PSINet and Aether. Each of the three companies will acquire approximately 7.8 million shares of common stock. Each investor will pay $2.19 per share, or a total of approximately $17.0 million or $51.0 million in the aggregate. Each of the three investors will have the right to nominate a representative to Metrocall's Board of Directors. Metrocall will use the proceeds from the sale of its common stock to reduce outstanding debt.

     Metrocall also granted HMTF two options to purchase additional shares of Metrocall common stock. Metrocall granted an option to purchase 8,333,333 shares of common stock (Option I), at an exercise price of $3.00 per share, subject to adjustment under certain events. Option I may be exercised by HMTF in whole but not in part, at any time on or before the first anniversary of the closing. Metrocall also granted HMTF (i) an option to purchase 12,500,000 shares of common stock at an exercise price of $4.00 per share plus (ii) if HMTF has not exercised Option I, 8,333,333 shares of common stock at an exercise price per share of $3.00, in each case subject to adjustment under certain events (collectively, Option II). Option II may be exercised in whole or in part but only in connection with the issuance of new equity for cash to finance a business combination or acquisition (by means of merger, consolidation, exchange, or acquisition of assets, or otherwise) involving Metrocall or any of its subsidiaries and an aggregate transactional consideration to the other entity or its equity and debt holders or to Metrocall and its equity and debt holders having a fair value (as determined in good faith by Metrocall's Board of Directors) of at least $50 million (a Qualified Transaction). Option II will terminate on the second anniversary of the closing, except that it can be extended if there are pending active discussions with respect to a potential Qualified Transaction or material changes in the terms of a Qualified Transaction. The Option I and Option II transactions are subject to the expiration of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) waiting period, the receipt of any required consent of the FCC, and other customary closing conditions.

     Metrocall has agreed to register for resale the shares of common stock that each of the three equity investors will receive, subject in each case to certain conditions and limitations. Because the common stock investments are transactions not involving a public offering, each investment is exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial and other data of Metrocall. The historical financial data has been derived from the audited consolidated financial statements and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and Metrocall's consolidated financial statements, related notes to the consolidated financial statements and other financial information included in the consolidated financial statements.

     The consolidated statements of operations data for fiscal years 1996, 1997 and 1998 presented below include the results of operations of the acquired companies from their respective acquisition dates. In May 1997 and November 1999, Metrocall sold the assets of its telemessaging operations and its electronic tracking business, which were acquired through mergers on November 15, 1996 and December 30, 1997, respectively. Therefore, the results of operations for fiscal years 1997 and 1999 include the results of operations of these operations through their respective disposition dates. Consolidated statements of operations data for fiscal year 1997 exclude the operations of ProNet because this merger was completed on December 30, 1997. Units in service at December 31, 1997 include approximately 1.3 million units acquired in the ProNet merger.

                                                                       YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                      1995         1996         1997         1998          1999
                                                   ----------   ----------   ----------   -----------   -----------
                                                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Service, rent and maintenance revenues...........   $ 92,160     $124,029     $249,900     $ 416,352     $ 548,700
Product sales....................................     18,699       25,928       39,464        48,372        61,487
                                                    --------     --------     --------     ---------     ---------
      Total revenues.............................    110,859      149,957      289,364       464,724       610,187
Net book value of products sold..................    (15,527)     (21,633)     (29,948)      (31,791)      (39,071)
                                                    --------     --------     --------     ---------     ---------
                                                      95,332      128,324      259,416       432,933       571,116
Operating expenses:
Service, rent and maintenance....................     20,080       29,696       69,254       115,432       146,961
Selling and marketing............................     15,546       24,101       53,802        73,546        97,051
General and administrative(a)....................     33,985       42,905       73,753       121,644       170,591
Depreciation and amortization....................     31,504       58,196       91,699       234,948       307,344
                                                    --------     --------     --------     ---------     ---------
Loss from operations.............................     (5,783)     (26,574)     (29,092)     (112,637)     (150,831)
Interest and other income (expense)(b)...........        314         (607)         156           849           407
Interest expense.................................    (12,533)     (20,424)     (36,248)      (64,448)      (85,115)
                                                    --------     --------     --------     ---------     ---------
Loss before income tax benefit and extraordinary
  item...........................................    (18,002)     (47,605)     (65,184)     (176,236)     (235,539)
Income tax provision benefit.....................        595        1,021        4,861        47,094        63,055
                                                    --------     --------     --------     ---------     ---------
Loss before extraordinary item...................    (17,407)     (46,584)     (60,323)     (129,142)     (172,484)
Extraordinary item(b)............................     (2,695)      (3,675)          --            --            --
                                                    --------     --------     --------     ---------     ---------
  Net loss.......................................    (20,102)     (50,259)     (60,323)     (129,142)     (172,484)
Preferred dividends..............................         --         (780)      (7,750)      (11,767)      (16,462)
Gain on repurchase of preferred stock............         --           --           --            --         2,208
                                                    --------     --------     --------     ---------     ---------
  Loss attributable to common stockholders.......   $(20,102)    $(51,039)    $(68,073)    $(140,909)    $(186,738)
                                                    ========     ========     ========     =========     =========
Loss per share attributable to common
  stockholders:
  Loss per share before extraordinary item
    attributable to common stockholders..........   $  (1.49)    $  (2.91)    $  (2.51)    $   (3.43)    ($   4.47)
  Extraordinary item, net of income tax
    benefit......................................      (0.23)       (0.23)          --            --            --
                                                    --------     --------     --------     ---------     ---------
  Loss per share attributable to common
    stockholders.................................   $  (1.72)    $  (3.14)    $  (2.51)    $   (3.43)    $   (4.47)
                                                    ========     ========     ========     =========     =========

---------------
a) Includes the impact of one-time, non-recurring charges for severance and other compensation costs incurred as part of a management reorganization of approximately $2.0 million in fiscal year 1995.

b) In fiscal years 1994 and 1995, Metrocall refinanced balances outstanding under its then existing credit facilities and recorded extraordinary items of $1.3 million and $2.7 million, respectively, representing charges to expense unamortized deferred financing costs and other costs, net of any income tax benefits, related to those credit facilities. In 1996, Metrocall recorded an extraordinary item for costs of approximately $3.7 million paid to purchase the A+ Network 11 7/8% senior subordinated notes outstanding. In 1995, Metrocall incurred breakage fees of approximately $1.7 million associated with the termination of two interest rate swap agreements, which have been included in interest and other income (expense).

     You should find the following definitions below useful in understanding Metrocall's operating and other data:

     - EBITDA means earnings before interest, taxes, depreciation and amortization, and certain one-time charges. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging and wireless messaging industry. Metrocall believes EBITDA can be used to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA as defined by Metrocall is used in its credit facility and indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA as defined by Metrocall may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under generally accepted accounting principles (GAAP). Cash expenditures for various long-term assets, interest expense and income taxes that have been, and will be, incurred are not reflected in the EBITDA presentations. See "Management's Discussion and Analysis of Financial Condition and Results of
       Operations -- Financial condition Liquidity and Capital Resources" for discussion of significant capital requirements and commitments. In 1995, EBITDA excludes non-recurring charges of approximately $2.0 million incurred as part of a management reorganization.

     - EBITDA margin is calculated by dividing (a) EBITDA by (b) the amount of total revenues less the net book value of products sold.

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

                                                                       YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                    1995         1996          1997          1998           1999
                                                 ----------   -----------   -----------   -----------   ------------
                                                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA
OPERATING AND OTHER DATA:
Net cash provided by operating activities......   $ 14,000     $  15,608     $  27,166     $  41,154     $   64,534
Net cash used in investing activities..........   $(44,528)    $(327,904)    $(176,429)    $(191,747)    $  (88,228)
Net cash provided by financing activities......   $151,329     $ 199,639     $ 163,242     $ 134,133     $   18,045
EBITDA.........................................   $ 27,771     $  31,622     $  62,607     $ 122,311     $  156,513
EBITDA margin..................................       29.1%         24.6%         24.1%         28.3%          27.4%
ARPU...........................................   $   9.15     $    8.01     $    8.25     $    7.57     $     7.86
Average monthly operating expense per unit.....   $   6.71     $    6.35     $    6.74     $    5.71     $     5.95
Units in service (end of period)...............    944,013     2,142,351     4,030,836     5,659,550      5,927,939
Units in service per employee (end of
  period)......................................      1,047         1,086         1,366         1,512          1,660
Capital expenditures...........................   $ 44,058     $  62,110     $  69,935     $  78,658     $   93,327
                                                  --------     ---------     ---------     ---------     ----------

                                                    1995      1996        1997         1998         1999
                                                  --------   -------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit).......................  $116,009   $(8,396)  $  (36,747)  $  (41,828)  $  (36,908)
Cash and cash equivalents.......................   123,574    10,917       24,896        8,436        2,787
Total assets....................................   340,614   645,488    1,078,023    1,251,038    1,025,547
Total long-term debt, net of current portion....   153,803   327,092      598,989      742,563      776,984
Total stockholders' equity/(deficit)............   155,238   165,169      170,505       33,780     (152,134)
                                                  --------   -------   ----------   ----------   ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of the financial condition and results of operations of Metrocall together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this Annual Report and the description of Metrocall's business in "Business."

OVERVIEW

     Metrocall is a leading provider of local, regional and national paging and other wireless messaging services. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 SMSAs. Since 1993, Metrocall's subscriber base has increased from less than 250,000 to more than 5.9 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 1999, Metrocall was the third largest messaging company in the United States based on the number of subscribers.

     Metrocall derives a majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. While a subscriber continues to use its services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs. Metrocall has grown internally by broadening its distribution network and expanding its target market to capitalize on the growing appeal of messaging and other wireless products and services, to gain access to different market segments and to increase the penetration and utilization of its nationwide network. Since December 31, 1994, Metrocall has added approximately 1.6 million new subscribers through internal growth. Over the past three years, Metrocall has emphasized a number of distribution channels that are characterized by lower ARPU, such as resellers, and correspondingly lower operating costs. To offset declines in ARPU and to capitalize on the growth of paging and other wireless messaging services, Metrocall has expanded its channels of distribution to include, among others, company-owned and-operated retail outlets, strategic partnerships and alliances, Internet sales, with each distribution channel focusing on the sale rather than the lease of pagers. Some of these channels tend to have higher ARPU's than Metrocall's strategic partners and typical resellers, who purchase service in quantity at wholesale rates. Furthermore, Metrocall has been successful in marketing enhanced services, such as nationwide paging services, voice mail and other ancillary services for its strategic partners and other alliances.

     Metrocall has also grown significantly through mergers and acquisitions. Since July 1996, Metrocall has added approximately 3.6 million subscribers to its subscriber base through mergers and acquisitions through December 31, 1999:

                                                ACQUISITION      NUMBER OF
             ACQUIRED COMPANY                      DATE         SUBSCRIBERS
             ----------------                -----------------  -----------
Parkway....................................      July 16, 1996      140,000
Satellite..................................    August 30, 1996      100,000
A+ Network.................................  November 15, 1996      660,000
Page America...............................       July 1, 1997      198,000
ProNet.....................................  December 30, 1997    1,286,000
AMD........................................    October 2, 1998    1,215,000
                                                                -----------
     Total.................................                       3,599,000
                                                                ===========

Metrocall believes that its enhanced nationwide coverage gives it a competitive advantage in gaining additional subscribers. In February 2000, Metrocall agreed to acquire NationPage, Inc. in a stock purchase transaction with a subsidiary of AT&T Corp. This acquisition will add approximately 80,000 subscribers located principally in eastern Pennsylvania, New Jersey and upstate New York.

     Metrocall believes that the paging and wireless messaging industry is likely to undergo additional consolidation and has announced that it intends to participate in the consolidation process. Potential future consolidations would be evaluated on several key operating and financial elements including:

     - geographic presence;

     - FCC regulatory licenses held;

     - overall valuation of potential target, including subscriber base and potential synergies;

     - consideration to be given;

     - potential increase to free cash flow and operating cash flow, and;

     - availability of financing and the ability to reduce the combined companies long-term debt.

Any potential transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

     In November 1999, Arch and PageNet announced that they had agreed to merge. Completion of this merger is subject to a number of conditions, including agreement by holders of PageNet's outstanding senior unsecured notes to exchange their notes for Arch common stock. Metrocall has had and may continue to have informal discussions with certain holders of these notes about whether Metrocall might be able to present an alternative to the Arch merger. Metrocall has not made any offer with respect to PageNet, and there is no assurance that Metrocall will make any such proposal or that the proposal would be successful. Metrocall also engages, from time to time, in discussions with other industry participants about potential consolidation transactions. Again, there can be no assurance that any such discussion will lead to a consolidation transaction.

     Metrocall's growth, whether internal or through consolidation, requires significant capital investment for messaging equipment and technical infrastructure. Metrocall also purchases pagers and messaging devices for that portion of its subscriber base to which it leases pagers and messaging devices. During the year ended December 31, 1999, capital expenditures totaled approximately $93.3 million, which included approximately $59.9 million for subscribers equipment, representing increases in pagers and messaging devices on hand and net increases and maintenance to the pager and messaging base. Metrocall estimates capital expenditures for the year ending December 31, 2000 will approximate $90.0 million, primarily for paging and messaging equipment, transmission equipment and information system enhancements.

  Exchange of the Series C Preferred

     On February 2, 2000, Metrocall and AT&T Wireless entered into a Securities Exchange Agreement under which AT&T Wireless, as the sole holder of Metrocall's Series C Preferred, agreed to exchange 10,378 shares of Series C Preferred, representing all of the issued and outstanding shares of the Series C Preferred, for 13,250,000 shares of Metrocall common stock and, if applicable, non-voting common stock equivalents in the form of a new series of Metrocall preferred stock. AT&T Wireless' voting interest in Metrocall will be limited to 19.9% of the total issued and outstanding shares of Metrocall common stock. To the extent 13,250,000 shares of Metrocall common stock exceeds 19.9% of the total issued and outstanding shares of Metrocall common stock, AT&T Wireless will receive shares of the Series D Preferred. The Series D Preferred will have rights substantially equivalent to those of the common stock, except that it will have limited voting rights. AT&T Wireless may convert the Series D Preferred shares at any time. Metrocall has the right to convert the Series D Preferred into common stock so long as the number of converted shares of common stock does not equal or exceed 20% of the issued and outstanding common stock at the time of the conversion.

     The consummation of the exchange is subject to the expiration of the applicable HSR Act waiting period, the receipt of any required FCC consent and other customary closing conditions. Metrocall expects that these conditions will be satisfied and that the exchange will be consummated on or before March 31, 2000.

     AT&T Wireless has agreed to deliver to Metrocall an irrevocable proxy granting a person designated by Metrocall full power and authority, for one year commencing on the consummation of the exchange, to vote all shares of Metrocall common stock that AT&T Wireless receives from the exchange in accordance with the recommendation of the Board of Directors for Metrocall. This proxy will not apply to any matter to which a holder of the Series D Preferred has the right to vote under the Certificate of Designation for that series or applicable law.

     AT&T Wireless has limited rights to sell all or a portion of the shares it receives from the exchange at any time more than six months after consummation of the exchange in privately negotiated sales to any person or group that Metrocall and AT&T Wireless has not designated as restricted and subject to Metrocall's right of negotiation and the transferee's consent to be bound by the Securities Exchange Agreement. In addition, AT&T Wireless may sell all or portion of the shares of Metrocall common stock it receives from the exchange at any time more than twelve months after consummation of the exchange in one or more sales in any available over-the-counter market for the common stock and/or through any exchange on which the common stock is then traded, subject to the following permitted period sales: 2,650,000 shares of common stock beginning 12 months after consummation of the exchange; an additional 2,650,000 shares of common stock beginning 18 months after consummation of the exchange; an additional 2,650,000 shares beginning 24 months after consummation of the exchange; and the remaining 5,300,000 shares of common stock beginning 30 months after consummation of the exchange.

     Metrocall has agreed to register for resale the shares of Metrocall common stock AT&T Wireless receives or can receive upon conversion of the Series D Preferred from the exchange within 180 days after consummation of the exchange. If the three common stock investments described below close substantially simultaneously with the closing of the exchange of the Series C Preferred, Metrocall will not issue any shares of the Series D Preferred.

     The Series C Preferred had a carrying value of approximately $104.8 million at December 31, 1999. Based on this carrying value, Metrocall expects to record a credit of approximately $77.0 million to its accumulated deficit on the exchange, excluding transaction costs, in fiscal year 2000. In addition, this amount also will be reflected as a gain for purposes of determining Metrocall's net income (loss) attributable to common stockholders in fiscal year 2000.

  Common Stock Investments

     On February 2, 2000, Metrocall entered into common stock purchase agreements with each of three equity investors: HMTF, PSINet and Aether. Each of the three companies will acquire approximately 7.8 million shares of common stock. Each investor will pay $2.19 per share or a total of approximately $17.0 million or $51.0 million in the aggregate. Each of the three investors will have the right to nominate a representative to Metrocall's Board of Directors. Metrocall will use the proceeds from the sale of its common stock to reduce outstanding debt.

     Each transaction is subject to the completion of the exchange of the Series C Preferred, the expiration of the applicable HSR Act waiting period, the receipt of any required consent of the FCC, the completion of the other common stock equity investments and other customary closing conditions. Metrocall expects that these conditions will be satisfied and that the transactions will be consummated on or before March 31, 2000.

     Metrocall also granted HMTF two options to purchase additional shares of Metrocall common stock. Metrocall granted an option to purchase 8,333,333 shares of common stock (Option I), at an exercise price of $3.00 per share, subject to adjustment under certain events. Option I may be exercised by HMTF in whole but not in part, at any time on or before the first anniversary of the closing. Metrocall also granted HMTF (i) an option to purchase 12,500,000 shares of common stock at an exercise price of $4.00 per share plus (ii) if HMTF has not exercised Option I, 8,333,333 shares of common stock at an exercise price per share of $3.00, in each case subject to adjustment under certain events (collectively, Option II). Option II may be exercised in whole or in part but only in connection with the issuance of new equity for cash to finance a business combination or acquisition (by means of merger, consolidation, exchange, or acquisition of assets, or otherwise) involving Metrocall or any of its subsidiaries and an aggregate transactional consideration to the other entity or its equity and debt holders or to Metrocall and its equity and debt holders having a fair value (as determined in good faith by Metrocall's Board of Directors) of at least $50 million (a Qualified Transaction). Option II will terminate on the second anniversary of the closing, except that it can be extended if there are pending active discussions with respect to a potential Qualified Transaction or material changes in the terms of a Qualified Transaction. The Option I and Option II transactions are subject to the expiration of the applicable HSR Act waiting period, the receipt of any required consent of the FCC, and other customary closing conditions.

     PSINet and Aether will each deliver to Metrocall irrevocable proxies pursuant to which their respective shares will be voted for the nominees of Metrocall's Board of Directors for the election to the Board for the twelve month period following the closing. PSINet and Aether will not, directly or indirectly, sell, transfer or otherwise dispose of their shares for a period of twelve months after the closing, with certain exceptions, unless the investor has first delivered to Metrocall an offer for Metrocall to repurchase such shares.

     Each of the three equity investors also agreed to certain limitations, for a period of twenty-four months after the closing. These limitations include the following: each investor will not, directly or indirectly, (i) increase its beneficial ownership of any securities or rights or options to acquire beneficial ownership of any securities of Metrocall, except by way of stock dividends, stock splits or distributions made by Metrocall to holders of common stock (Aether may acquire up to 15% of the issued and outstanding common stock, and HMTF may acquire up to 15% of the issued and outstanding common stock, which 15% ownership limit does not include the shares issuable under or purchased pursuant to the Option Agreement); (ii) make any public announcement with respect to or submit to Metrocall any proposal for the acquisition of securities of Metrocall or for any merger, consolidation, or business combination involving Metrocall or its affiliates or for a any purchase of a substantial portion of the assets of Metrocall or its affiliates; (iii) make, or in any way participate in, any "solicitation" of "proxies" to vote any voting securities of Metrocall or become a participant in any "election contest" (as those terms are defined in Regulation 14A under the Securities Exchange Act of 1934, as amended (the Exchange Act)); (iv) form, join, or in any way participate in a "group" (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any voting securities of Metrocall; or (v) seek to influence or influence the management or policies of Metrocall, with the exception of the investor's designee on the Board of Directors may act to take action in his capacity as a director of Metrocall.

     Metrocall has agreed to register for resale the shares of Metrocall common stock that each of the three equity investors will receive, subject in each case to certain conditions and limitations.

     Formation of Inciscent

     Inciscent is a technology-based joint venture that Metrocall originally formed in November 1999 under the name Metrocall.net. Inciscent is expected to be a full service business-to-business wired-to-wireless application service provider (ASP) that will offer a suite of technology services to small office/home office (SOHO) and small to medium-sized businesses. These services will include broadband Internet access, domain hosting, unified messaging, filtered wireless content, auction notification and confirmation, data solutions and wireless e-mail. In addition, Inciscent will offer hosting and delivery of enterprise applications via the Internet and wireless data networks.

     On February 8, 2000, Metrocall and the following investors entered into an agreement to purchase a percentage of the Series A Convertible Preferred Stock of Inciscent for cash, notes and/or services totaling an aggregate value of $30.0 million. The ownership splits for Inciscent's preferred stock will be as follows:

                         INVESTORS                            PERCENTAGE
                         ---------                            ----------
Metrocall...................................................     50.0%
Aether......................................................     33.0
HMTF........................................................      6.3
PSINet......................................................      6.3
DB Capital Partners, Inc. ..................................      2.7
Other investors.............................................      1.7
                                                                -----
     Total..................................................    100.0%
                                                                =====

     The investments by Aether, HMTF and PSINet are in addition to their investments in Metrocall's common stock. Inciscent also issued shares of its common stock to key personnel of Inciscent and Metrocall. Metrocall will not receive any of the proceeds received by Inciscent for Inciscent's preferred stock. Metrocall will provide Inciscent with air-time and other services and access to its subscriber base in exchange for its 50% interest in Inciscent's Series A Convertible Preferred Stock. Inciscent will have a seven person board of directors, three of whom will be appointed by Metrocall, two by Aether, and one each by PSINet and HMTF.

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

     - Service, rent and maintenance expenses: include costs primarily related to the management, operation and maintenance of Metrocall's network systems and infrastructure.

     - Selling and marketing expenses: include salaries, commissions and administrative costs of our sales force and related marketing and advertising expenses.

     - General and administrative expenses: include costs related to executive management, accounting, office telephone, management information systems, facilities and employee benefits.

  Year Ended December 31, 1999 Compared With December 31, 1998

     The following table sets forth the amount of revenues and the percentage of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1999 and 1998.

                                                           % OF                    % OF
                 REVENUES                      1998      REVENUES      1999      REVENUES   INCREASE
                 --------                   ----------   --------   ----------   --------   --------
Service, rent and maintenance.............  $  416,352       96.2   $  548,700       96.0   $132,348
Product sales.............................      48,372       11.1       61,487       10.8     13,115
                                            ----------   --------   ----------   --------   --------
     Total revenues.......................     464,724      107.3      610,187      106.8    145,463
Net book value of products sold...........     (31,791)      (7.3)     (39,071)      (6.8)    (7,280)
                                            ----------   --------   ----------   --------   --------
     Net revenues.........................  $  432,933      100.0   $  571,116      100.0    138,183
                                            ==========   ========   ==========   ========   ========
ARPU......................................  $     7.57              $     7.86              $   0.29
Number of Subscribers.....................   5,659,550               5,927,939               268,389

     Service, rent and maintenance revenues. Service, rent and maintenance revenues increased approximately $132.3 million, or 31.8%, from $416.4 million in 1998 to $548.7 million in 1999. The increase in revenues was due to the 268,389 increase in the number of subscribers receiving Metrocall's paging and other wireless messaging services which was generated through internal growth during 1999 and the 1.2 million subscribers acquired in the AMD acquisition in October 1998. Metrocall's average service, rent and maintenance revenue per unit
(ARPU) for paging and messaging services increased $0.29 from $7.57 per unit in 1998 to $7.86 per unit. This increase was primarily the result of the high premium, value-added service characteristics of the subscribers acquired in the AMD acquisition, for which Metrocall provided services for an entire year in 1999. Service, rent and maintenance revenues also increased due to the continued migration of subscribers to alphanumeric paging devices and selected rate increases partially offset by a reduction in subscribers in direct distribution channels and growth in the strategic alliances and reseller indirect distribution channels, which are characterized by lower ARPU and lower operating costs. Although Metrocall's revenue increased during 1999, the change in its subscriber mix during the year benefited the indirect distribution channels, which are characterized by lower ARPUs. Metrocall expects that revenues and ARPU may be affected by a full year's impact of the factors described above as well as continued competitive pressures within its industry. In 2000, Metrocall will introduce two-way messaging services primarily within its direct distribution channels. Metrocall expects that this product service may generate higher ARPU than its current services. Metrocall does not expect a significant revenue impact from the new two-way services in the first half of 2000 based on current product availability estimates.

     Product sales revenues. Product sales revenues increased approximately $13.1 million from $48.4 million to $61.5 million in 1999 and decreased as a percentage of net revenues from 11.1% in 1998 to 10.8% in 1999. The increase in product sales was the result of the operations of AMD being included in Metrocall's operations for a full fiscal year. Net book value of products sold increased approximately $7.3 million from $31.8 million in 1998 to $39.1 million in 1999 and decreased as a percentage of net revenues from 7.3% in 1998 to 6.8% in 1999. On November 1, 1999 Metrocall completed the sale of its electronic tracking business. Product sales revenues generated from this business were only recognized through October 1999. Product sales attributable to the electronic tracking business were approximately $6.0 million through October 31, 1999, which represented a decrease of approximately $200,000 in 1999 from the twelve months ended December 31, 1998.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1998 and 1999.

                                                            % OF                  % OF
             OPERATING EXPENSES                  1998     REVENUES     1999     REVENUES   INCREASE
             ------------------                --------   --------   --------   --------   --------
  Service, rent and maintenance..............  $115,432     26.7     $146,961     25.7     $ 31,529
  Selling and marketing......................    73,546     17.0       97,051     17.0       23,505
  General and administrative.................   121,644     28.1      170,591     29.9       48,947
  Depreciation...............................    75,111     17.4       96,985     16.9       21,874
  Amortization...............................   159,837     36.9      210,359     36.9       50,522
                                               --------    -----     --------    -----     --------
                                               $545,570    126.1     $721,947    126.4     $176,377
                                               ========    =====     ========    =====     ========

           OPERATING EXPENSES PER UNIT IN SERVICE             1998    1999    INCREASE OR (DECREASE)
           --------------------------------------             -----   -----   ----------------------
Monthly service, rent and maintenance.......................  $2.12   $2.11           $(0.01)
Monthly selling and marketing...............................   1.35    1.39             0.04
Monthly general and administrative..........................   2.24    2.45             0.21
                                                              -----   -----           ------
Average monthly operating expense...........................  $5.71   $5.95           $ 0.24
                                                              =====   =====           ======

     Overall, in 1999, Metrocall experienced an increase in its historical average monthly operating expense per unit in service (operating expenses per unit before depreciation and amortization) of $0.24 per unit. The increase in the unit cost was primarily attributable to additional operating expenses incurred by the operations of AMD, which was acquired on October 2, 1998. At the time of the acquisition, AMD average monthly operating costs per unit had ranged between $9.50 and $10.00 per unit over a base of approximately 1.2 million subscribers. This average cost per unit was significantly above the $5.57 average cost per unit incurred by Metrocall on its 4.2 million unit subscriber base for the nine-month period through September 30, 1998. Metrocall was able to minimize the cost impact of AMD's operations on Metrocall's operating results through its integration efforts. As Metrocall integrated AMD operations into its own structure, Metrocall was able to achieve over $8.0 million of synergies in its integration of AMD and reduce the amount of expenses incurred through AMD's operations by converting a portion of AMD's customers onto Metrocall's network, which reduced third-party paging service costs and increased network utilization and from the elimination of duplicative AMD functions such as executive staffing, finance and other positions. Metrocall has substantially completed its integration efforts however continues to migrate existing AMD customers onto its network.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $31.5 million from $115.4 million in 1998 to $147.0 million in 1999 and decreased as a percentage of revenues from 26.7% in 1998 to 25.7% in 1999. Approximately $31.7 million of this increase was the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. The expenses incurred were comprised primarily of third-party dispatching, telecommunications expenses and tower site rents. Monthly service, rent and maintenance expense per unit of $2.11 in 1999 has decreased $0.01 per unit from $2.12 in 1998. Service, rent and maintenance expenses have decreased as a percentage of revenues primarily due to a decrease in telecommunication expenses as a result of renegotiated telecommunications contracts, deconstruction of redundant tower sites and other cost reduction initiatives. Metrocall expects that its service, rent and maintenance expenses for its traditional paging services may be flat in 2000 and may increase due to service costs related to providing two-way messaging services as Metrocall expands its two-way message services and incurs additional costs associated with operating leases for two-way messaging equipment.

     Selling and marketing expenses. Selling and marketing expenses increased approximately $23.5 million from $73.5 million in 1998 to $97.1 million in 1999 and remained flat as a percentage of net revenues at 17%. Approximately $17.6 million of the increase in selling and marketing expenses was attributable to increased personnel costs related to the acquired AMD sales force. Exclusive of the AMD acquisition, selling and marketing expenses have increased as a result of an increase in the sales force in existing markets. Monthly selling and marketing costs per unit increased was a result of the events described above. Selling and marketing expenses may increase in future periods as a percentage of net revenues as Metrocall continues to increase and intensify its competitive presence in existing markets and launches its two way messaging services.

     General and administrative expenses. General and administrative expenses increased approximately $48.9 million from $121.6 million in 1998 to $170.6 million in 1999 and increased as a percentage of net revenue from 28.1% in 1998 to 29.9% in 1999. Approximately $24.3 million of the increase in general and administrative expenses was attributable to the AMD acquisition primarily representing expenses incurred for support staff, personnel costs and facilities rents. Monthly general and administrative expenses per unit increased by $0.21 from $2.24 in 1998 to $2.45 in 1999 as a result of these events. Exclusive of the AMD acquisition, general and administrative expenses increased $24.6 million, which was primarily the result of an increase in rent and facility costs of approximately $3.0 million, technical consulting costs primarily associated with year 2000 readiness efforts of $6.1 million, personnel costs of $5.1 million and other expenses incurred of $10.4.

     Depreciation expense. Depreciation expense increased approximately $21.9 million from $75.1 million in 1998 to $97.0 million in 1999. This increase was primarily the result of depreciation expense recognized on subscriber paging equipment and other plant and equipment acquired in the AMD acquisition and 1999 depreciation expense on 1998 and 1999 additions to property, plant and equipment and computer hardware and software.

     Amortization expense. Amortization expense related to the amortization of identified intangible assets of companies acquired by Metrocall increased approximately $50.5 million from $159.8 million in 1998 to $210.4 million in 1999. This increase was primarily as a result of the amortization of intangibles recorded in connection with the AMD acquisition. Amortization expense was comprised of the following elements in 1998 and 1999:

                                                  AMORTIZATION  DECEMBER 31,   DECEMBER 31,
             AMORTIZATION EXPENSES                   PERIOD         1998           1999       INCREASE
             ---------------------                ------------  ------------   ------------   --------
Subscriber lists................................    3 years       $102,652       $144,349     $41,697
FCC licenses....................................    10 years        33,189         36,023       2,834
Goodwill........................................    10 years        21,354         22,869       1,515
Other...........................................    Various          2,642          7,118       4,476
                                                                  --------       --------     -------
                                                                  $159,837       $210,359     $50,522
                                                                  ========       ========     =======

     Metrocall expects amortization expense to be significant in fiscal years 2000 and 2001 as it amortizes amounts allocated to subscriber lists of acquired companies.

                                                                                      INCREASE OR
                           OTHER                                1998        1999      (DECREASE)
                           -----                              ---------   ---------   -----------
Interest and other income net...............................  $     849   $     407    $   (442)
Interest expense............................................    (64,448)    (85,115)     20,667
Income tax benefit..........................................     47,094      63,055      15,961
Net loss....................................................   (129,142)   (172,484)     43,342
Preferred dividends.........................................    (11,767)    (16,462)      4,695
Gain on Series B repurchase.................................         --       2,208       2,208
EBITDA......................................................    122,311     156,512      34,201
                                                              =========   =========    ========

     Interest expense. The increase in interest expense in 1999 of approximately $20.7 million was the result of higher average debt balances outstanding during the fiscal year. Total debt increased $34.3 million from $743.3 million in 1998 to $777.6 million in 1999. Average debt balances were $151.8 million greater in 1999 than in 1998 as a result of debt incurred in connection with the AMD acquisition in October 1998, the repurchase of the Series B preferred in January 1999 and working capital requirements.

     Income tax benefit. The increase in the income tax benefit in 1999 of approximately $16.0 million was the result of a full year's impact of the tax benefit recorded on the amortization of non-goodwill related intangible assets generated from the AMD acquisition.

     Net loss. Metrocall's net loss increased approximately $43.3 million from $129.1 million in 1998 to $172.4 million in 1999. The increase in net loss was primarily the result of the increase in depreciation, amortization and interest expenses in 1999 offset by the increase in EBITDA.

     Preferred dividends. The increase in preferred dividends of $4.7 million was the result of higher dividends paid to the holders of the Series A Preferred due to the compounding nature of the preferred stock and a full year's dividend distribution to the holder of the Series C Preferred. These dividend payments were offset by the impact of the repurchase of the Series B Preferred, which occurred in January 1999. Subsequent to December 31, 1999, AT&T Wireless agreed to exchange the Series C Preferred for common stock. Assuming this transaction is consummated, no dividends on the Series C Preferred will be incurred after December 31, 1999. In addition, one holder of Series A Preferred has surrendered shares of Series A Preferred in payment for the exercise of Warrants, which will reduce the amount of dividends that will accrue on the Series A Preferred in future periods.

     Gain on Series B Repurchase. In January 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Preferred for $16.2 million, representing a $2.2 million discount from its carrying value.

The $2.2 million has been reflected as a gain for purposes of determining Metrocall's loss attributable to common stockholders.

     EBITDA. The increase in EBITDA in 1999 of approximately $34.2 million was primarily the result of the increase in revenues in 1999 offset to a lesser extent the increase in operating expenses. Metrocall's EBITDA margin decreased from 28.3% in 1998 to 27.4% in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997

     The following table sets forth the amounts of revenues and the percentage of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1997 and 1998.

                                                         % OF                    % OF       INCREASE
                REVENUES                     1997      REVENUES      1998      REVENUES   OR (DECREASE)
                --------                  ----------   --------   ----------   --------   -------------
Service, rent and maintenance...........  $  249,900     96.3     $  416,352     96.2      $  166,452
Product sales...........................      39,464     15.2         48,372     11.1           8,908
                                          ----------    -----     ----------    -----      ----------
     Total revenues.....................     289,364    111.5        464,724    107.3         175,360
Net book value of products sold.........     (29,948)   (11.5)       (31,791)    (7.3)          1,843
                                          ----------    -----     ----------    -----      ----------
     Net revenues.......................  $  259,416    100.0     $  432,933    100.0      $  173,517
                                          ==========    =====     ==========    =====      ==========
ARPU....................................  $     8.25              $     7.57               $    (0.68)
Number of subscribers...................   4,030,836               5,659,550                1,628,714

     Service, rent and maintenance revenues. Service, rent and maintenance revenues increased approximately $166.5 million from $249.9 million in 1997 to $416.4 million in 1998. The increase in revenues was primarily due to the 40.4% growth in Metrocall's subscriber base. In 1998, Metrocall added approximately 414,000 subscribers or 10.3% through internal growth and added approximately 1.2 million subscribers or 30.1% through the AMD acquisition. Also in 1998, Metrocall's service, rent and maintenance revenues included those revenues generated from the 1.3 million subscriber base acquired in the December 30, 1997 ProNet merger for which no revenues were recognized during 1997 and the 1.2 million subscribers acquired from the AMD acquisition on October 2, 1998. The decline in monthly ARPU of $0.68 per unit from 1997 to 1998 was attributable to Metrocall's subscriber distribution mix and the related increase in the lower ARPU indirect reseller distribution channel. The decline in ARPU was partially offset by the increase in the rental base due to the AMD acquisition, which was characterized with high revenue rental subscribers.

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

                                                            % OF                  % OF
             OPERATING EXPENSES                  1997     REVENUES     1998     REVENUES   INCREASE
             ------------------                --------   --------   --------   --------   --------
Service, rent and maintenance................  $ 69,254     26.7     $115,432     26.7     $ 46,178
Selling and marketing........................    53,802     20.7       73,546     17.0       19,744
General and administrative...................    73,753     28.5      121,644     28.1       47,891
Depreciation and amortization................    91,699     35.3      234,948     54.3      143,249
                                               --------    -----     --------    -----     --------
                                               $288,508    111.2     $545,570    126.1     $257,062
                                               ========    =====     ========    =====     ========

          SEPARATING EXPENSES PER UNIT IN SERVICE             1997    1998    (DECREASE)
          ---------------------------------------             -----   -----   ----------
Monthly service, rent and maintenance.......................  $2.37   $2.12     $(0.25)
Monthly selling and marketing...............................   1.84    1.35      (0.49)
Monthly general and administrative..........................   2.53    2.24      (0.29)
                                                              -----   -----     ------
Average monthly operating costs.............................  $6.74   $5.71     $(1.03)
                                                              =====   =====     ======

     Overall in 1998, Metrocall experienced a reduction of $1.03 per unit in average monthly operating expense per unit. As discussed below, Metrocall's operating results in 1998 included the operating expenses of Page America and ProNet for a full fiscal year. In addition, the 1998 operating results include the operating expenses of AMD from the October 2, 1998 acquisition date. Each operating expense is discussed separately below

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $46.2 million from $69.3 million in 1997 to $115.4 million in 1998. Service, rent and maintenance expenses increased in 1998 because they included the service, rent and maintenance expenses of Page America and ProNet for a complete fiscal year ($37.7 million) and the expenses of AMD for the fourth quarter of 1998 ($15.2 million). Exclusive of the impact of the ProNet merger and the Page America and AMD acquisitions, service, rent and maintenance expenses in 1998 remained relatively flat compared to 1997 expenses with increases in tower rents and network repairs and maintenance expenses being partially offset by a decrease in expenses due to the divesture of Metrocall's telemessaging operations in 1997 for which no expenses were recognized in 1998. Average monthly service, rent and maintenance expense per unit slightly declined in 1998 as a result of the higher average subscriber base throughout 1998.

     Selling and marketing expenses. Selling and marketing expenses increased approximately $19.7 million from $53.8 million in 1997 to $73.5 million in 1998 and decreased as a percentage of net revenues from 20.7% in 1997 to 17.0% in 1998. Selling and marketing expenses increased in 1998 because they included the selling and marketing expenses of Page America and ProNet for a complete fiscal year ($16.5 million) and the expenses of AMD for the fourth quarter of 1998 ($5.3 million). The decrease in selling and marketing expenses as a percentage of revenues in 1998 was primarily from the impact of recent merger and acquisitions and the related higher revenues base. Average monthly selling and marketing expense per unit declined in 1998 as a result of the higher average subscriber base throughout 1998.

     General and administrative expenses. General and administrative expenses increased approximately $47.9 million from $73.8 million in 1997 to $121.6 million in 1998 and decreased as a percentage of net revenues from 28.5% in 1997 to 28.1% in 1998. General and administrative expenses increased in 1998 because they included the general and administrative expenses of Page America and ProNet for a complete fiscal year ($30.4 million) and the expenses of AMD for the fourth quarter of 1998 ($10.6 million). Exclusive of the impact of the merger and acquisitions, general and administrative expenses increased for a variety of professional services ($3.9 million) and additional operating personnel ($3.0 million). The decrease in general and administrative expenses as a percentage of net revenues in 1998 was primarily from the benefit of economies of scale related to recent merger and acquisitions and the related increase in the revenue base.

     Depreciation and amortization expenses. Depreciation and amortization expense increased approximately $143.2 million from $91.7 million in 1997 to $234.9 million in 1998. The increase in total depreciation expense in 1998 was approximately $20.0 million and resulted primarily from depreciation on additional subscriber paging equipment and other plant and equipment acquired mainly in the ProNet merger and Page America and AMD acquisitions. The increase in total amortization expense in 1998 was approximately $123.0 million and resulted primarily from amortization expenses on intangibles acquired in Metrocall's recent merger and acquisitions and the reduction in estimated useful lives of certain intangibles described below.

     Effective January 1, 1998, Metrocall reduced the estimated useful lives of certain intangibles, including goodwill, regulatory licenses issued by the FCC and subscriber bases recorded in conjunction with acquisitions from 15 years to 10 years for goodwill, from 25 years to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense in 1998 by approximately $26.0 million.

     The following table indicates the recorded balances of certain intangible assets, by acquisition, held by Metrocall at December 31, 1997, immediately before the change in amortization period for these assets.

                                                                             FCC      SUBSCRIBER
                ACQUISITION                  ACQUISITION DATE   GOODWILL   LICENSES      BASE
                -----------                  -----------------  --------   --------   ----------
Parkway....................................    July 16, 1996    $ 12,966   $ 18,364    $  1,957
Satellite..................................   August 30, 1996      2,334     19,412       2,141
A+ Network.................................  November 15, 1996   117,905    110,697      19,876
Page America...............................    July 1, 1997           --     30,364      29,533
ProNet.....................................  December 30, 1997    20,706     71,475     205,582
Other acquisitions.........................                       39,942     62,561       5,400
                                                                --------   --------    --------
                                                                $193,853   $312,873    $264,489
                                                                ========   ========    ========

     Metrocall reduced the period of amortization for amounts allocated to goodwill from 15 to 25 years to 10 years for each of its acquisitions because of the effects of technological and competitive pressures that had impacted the industry and that were expected to continue. For instance, during late 1997 and early 1998, technological developments occurred with respect to advanced messaging devices and products, which would compete against the traditional paging businesses that Metrocall had acquired in 1996 and 1997. Accordingly, Metrocall believed that the estimated useful life of the underlying goodwill recorded from its acquisitions was shortened due to these technological developments an the risks of increased competition and marketing pressures on its traditional paging business. Metrocall also reduced the number of years it amortized the balances of its subscriber bases acquired with each acquisition because of the continued and heightened competitive pressures that it had experienced and that were evident in the one-way paging industry and the technological developments in the industry that it believed would create new products and services, which would compete with Metrocall's paging services. Metrocall believes the revision in its estimated lives was necessary to ensure that the recorded balances of these intangible assets and the change to a ten year amortization period for goodwill and three year amortization period for its subscriber bases appropriately match the value and future benefits of these assets.

     Metrocall also reduced the period that it amortized amounts paid for FCC licenses from 25 years to 10 years as a result of the new FCC auction rules and other regulatory changes that occurred during 1997 and early 1998. The revised amortization period now matches the 10 years FCC holding period to the FCC initial holding period for these licenses because of the effects of the increased competition in the license auction process, the site build-out requirements imposed on newly awarded licenses and the trade-in provisions for wide-area licenses all of which could limit the period of time that Metrocall holds a specific license.

                           OTHER                                1997       1998      INCREASE
                           -----                              --------   ---------   --------
Interest and other income, net..............................  $    156   $     849   $   693
Interest expense............................................   (36,248)    (64,448)   28,200
Income tax benefit..........................................     4,861      47,094    42,233
Net loss....................................................   (60,323)   (129,142)   68,819
Preferred dividends.........................................    (7,750)    (11,767)    4,017
EBITDA......................................................    62,607     122,311    59,704
                                                              ========   =========   =======

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

     Net loss. Metrocall's net loss increased approximately $68.8 million from $60.3 million in 1997 to $129.1 million in 1998. The increase in net loss was primarily the result of increased depreciation and amortization and other operating expenses associated with the ProNet merger and the Page America and AMD acquisitions offset by increases in net revenues related to an increase in the subscriber base as a result of internal growth and recent merger and acquisitions.

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

     EBITDA. The increase in EBITDA in 1998 of approximately $59.7 million was primarily the result of the increase in revenues in 1998 offset to a lesser extent by the increase in operating expenses. EBITDA margin improved from 24.1% in 1997 to 28.3% in 1998.

INFLATION

     Inflation is presently not a material factor affecting Metrocall's business. Traditional one-way paging system equipment and operating costs have not increased and one-way pager costs have declined significantly in recent years. This reduction in costs has been reflected in lower prices charged to our subscribers. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to inflationary pressures.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the three years ended December 31, 1999, Metrocall's operations have required significant funding, primarily to support mergers and acquisitions and capital expenditures for paging and messaging infrastructure and equipment requirements. Metrocall has met its funding requirements with cash generated from operating activities, borrowings under its credit facilities and proceeds from its senior subordinated notes offerings.

     Cash Flows. Metrocall's net cash flows from operating activities increased approximately $23.0 million or 56.1% from $41.2 million for the twelve months ended December 31, 1998 to $64.5 million for the twelve months ended December 31, 1999. Approximately $13.5 million of the increase was attributable to the increase in EBITDA offset by an increase in interest expense for the twelve-month period ended December 31, 1999. The remaining $9.5 million increase was primarily the result of improvements in Metrocall's working capital position at December 31, 1999.

     Net cash used in investing activities decreased approximately $103.5 million or 54.0% from $191.7 million for the twelve months ended December 31, 1998 to $88.2 million for the twelve months ended December 31, 1999. The net decrease was primarily the result of a decrease in cash required for business acquisitions in 1999, partially offset by increases in capital expenditures. During 1998, Metrocall acquired AMD for a purchase price of $205.0 million including cash of $110.0 million. There were no similar acquisition events in 1999. In addition, capital expenditures increased by $14.6 million in the twelve months ended December 31, 1999, which was attributable to internal subscriber growth, and capital requirements for AMD operations, which was acquired in October 1998. Capital expenditures in 1999 included approximately $59.9 million for subscriber equipment, representing increases of devices on hand and net increases to the rental subscriber base. The balance of capital expenditures was primarily for network and infrastructure development and information systems and computer related equipment. Total capital expenditures for fiscal year 2000 are expected to approximate $90.0 million. During 1999, Metrocall also sold the assets of its electronic tracking business for approximately $12.7 million, which included net cash proceeds of $8.5 million.

     Net cash provided by financing activities decreased approximately $116.3 million from $134.1 million for the twelve months ended December 31, 1998 to $18.0 million for the twelve months ended December 31, 1999. During fiscal year 1999, Metrocall borrowed an additional $35.0 million under its credit facility primarily to fund the $16.2 million repurchase of the Series B Preferred and other working capital and capital expenditure requirements. Metrocall also used the cash proceeds received in the sale of its electronic tracking business to reduce outstanding bank borrowings. During 1998, cash provided by financing activities included net borrowings of approximately $143.8 million, which was primarily used to fund the $110.0 million cash acquisition cost of AMD and general working capital requirements.

     Working Capital. Metrocall's working capital (defined as current assets less current liabilities) deficit improved by $4.9 million from a deficit of $41.8 million at December 31, 1998 to $36.9 million at December 31, 1999. The improvement in working capital was the result of an increase in accounts receivable, primarily the result of an increase in revenues, and decreases in cash and accounts payable balances primarily related to the timing of payments to Metrocall's vendors for its operating expenses.

     Long-Term Debt. At December 31, 1999 and 1998, long-term debt consisted of:

                                                                                      INCREASE
                       LONG-TERM DEBT                           1998       1999     OR (DECREASE)
                       --------------                         --------   --------   -------------
Borrowings under the credit facility........................  $ 40,000   $ 75,000      $35,000
Senior subordinated notes...................................   698,544    698,608           64
Capital leases and other debt...............................     4,790      4,019         (771)
                                                              --------   --------      -------
     Total long-term debt...................................  $743,334   $777,627      $34,293
                                                              ========   ========      =======

     Borrowings and repayments under the credit facility. During 1999, net borrowings under the credit facility increased by $35.0 million, which represented gross borrowings of $81.0 million, net of repayments of $46.0 million. Approximately $16.0 million of the net borrowings were used to repurchase the Series B Preferred and the remainder was used for general corporate purposes. Of the $46.0 million repaid, approximately $9.0 million was from the proceeds received from the sale of the electronic tracking business and $37.0 million was from cash generated from operating activities.

     Subject to certain conditions set forth in its credit facility agreement, as amended, Metrocall may borrow up to $200 million under two loan facilities through December 31, 2004. The first facility (Facility A) is a $150 million reducing revolving credit facility and the second (Facility B) is a $50 million reducing term credit. The credit facility is secured by substantially all of Metrocall's assets. Required quarterly principal repayments, as defined, begin on March 31, 2001 and continue through December 31, 2004.

     Under the credit facility, Metrocall is required to comply with financial and operating covenants. It is required to maintain certain financial ratios, including total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also prohibits certain changes in ownership control of Metrocall, as defined. At December 31, 1999, Metrocall was in compliance with all of these covenants. At December 31, 1999 based on the terms of its financial and operating covenants, Metrocall had $125.0 million available under its credit facility, which represents the entire undrawn amount.

     Under the credit facility, Metrocall will be required to apply 50% of the net proceeds of the equity investments by PSINet, Aether and HMTF, or approximately $25.0 million, to a permanent reduction of the Facility A and Facility B commitments. Metrocall has requested its bank group to waive this requirement and to make certain other amendments to the credit facility, including extension of the maturity and amortization periods of the loans, modification of leverage covenants, and approval of the establishment of Inciscent. Metrocall expects to complete these amendments, subject to bank approval, by March 31, 2000.

     As described above, in February 2000, Metrocall entered into agreements to issue new equity for approximately $51.0 million. In addition, Metrocall has issued an option to HMTF to purchase additional shares that, if exercised, would yield an additional $25.0 million. Metrocall expects to use the proceeds of these equity issuances to reduce outstanding debt, either by repayments of outstanding loans under the credit facility or repurchase of subordinated debt.

     Metrocall may also seek to reduce leverage and interest expense by offering to exchange common stock for its outstanding subordinated debt.

     Access to Future Capital. Metrocall's ability to access borrowings under its credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon its future performance and cash flows from operations. These dependencies will be subject to financial, business and other factors, certain of which are beyond Metrocall's control, such as prevailing economic conditions. Metrocall cannot assure you that, in the event it were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. Metrocall believes that funds generated by its operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund existing operations for the foreseeable future.

RISK FACTORS

RISKS TO THE BUSINESS - METROCALL'S BUSINESS MIGHT BE ADVERSELY AFFECTED BY FACTORS BEYOND ITS CONTROL.

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

OPERATING LOSSES -- METROCALL HAS A HISTORY OF OPERATING LOSSES AND EXPECTS TO CONTINUE TO INCUR OPERATING LOSSES IN THE FUTURE. AS A RESULT, METROCALL MAY NOT BE ABLE TO MEET ITS CASH NEEDS FROM OPERATIONS OR PAY DEBT OBLIGATIONS.

     Metrocall historically has had operating losses and expects these losses to continue. These losses make it more difficult for it to meet its cash and other working capital needs, to support its business operations and to pay its debt obligations as they become due because Metrocall must rely on its ability to obtain financing or generate additional revenues. The losses have resulted because Metrocall has focused mainly on its consolidation and growth strategies and its capital expenditure requirements, instead of focusing mainly on current earnings. Metrocall has sustained net losses of $60.3 million, $129.1 million and $172.5 million for fiscal years 1997, 1998 and 1999. At December 31, 1999, Metrocall's accumulated deficit was approximately $493.6 million and its working capital deficit was $36.9 million. Metrocall expects to continue to incur losses from operations in the future because it expenses significant amounts for depreciation expenses from capital expenditures and amortization expenses related to intangible assets recorded on acquisitions. In addition, Metrocall has substantial levels of borrowing, which cause significant interest expense, expected to be outstanding in the foreseeable future. Metrocall cannot assure you that it can reverse operating losses and achieve profitability in the future and that it will be able to meet all of its cash and other working capital needs from operations in the future.

ABILITY TO COVER FIXED CHARGES - METROCALL'S EARNINGS HAVE HISTORICALLY BEEN INSUFFICIENT TO COVER FIXED CHARGES AND AS A RESULT METROCALL MIGHT NEED TO BORROW ADDITIONAL AMOUNTS IN THE FUTURE.

     In previous fiscal years, Metrocall's earnings have been insufficient to cover fixed charges. Fixed charges, as well as capital expenditure requirements and other interest expense obligations, may cause Metrocall to borrow additional amounts in the future.

     Fixed charges primarily include interest expenses related to its long-term debt. The insufficient amount of earnings is primarily attributable to Metrocall's history of significant net losses. The chart below shows the extent to which fixed charges exceed earnings.

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                            1995       1996       1997       1998        1999
                                          --------   --------   --------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS

Amount of fixed charges.................  $ 14,171   $ 23,206   $ 43,213   $  76,454   $  99,789
Deficiency of earnings to fixed
  charges...............................  $(18,002)  $(47,605)  $(65,184)  $(176,236)  $(235,539)

     In addition to the amount required to cover its fixed charges, Metrocall's business requires substantial funds for capital expenditures for paging and other wireless messaging equipment and for payment of significant interest expenses associated with its substantial levels of borrowings. The substantial amount of funds associated with Metrocall's business may require it to incur additional borrowing from time to time.

SUBSTANTIAL AMOUNT OF INDEBTEDNESS - METROCALL'S SUBSTANTIAL AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT ITS BUSINESS OPERATIONS, LIMIT ITS ABILITY TO USE DEBT TO FUND FUTURE CAPITAL NEEDS AND PREVENT METROCALL FROM MEETING ITS OBLIGATIONS UNDER ITS DEBT INSTRUMENTS.

     Metrocall has a substantial amount of indebtedness. The following chart forth sets forth important credit information:

                                                            AT DECEMBER 31, 1999
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
Total indebtedness, less cash balances of $2,787.........         $774,840
Fourth quarter ended annualized operating cash flow......         $165,940
Leverage ratio...........................................       4.67 to 1.00
Stockholders' equity (deficit)...........................        $(152,134)
Debt to equity ratio.....................................      (5.11) to 1.00

     Metrocall's substantial amount of indebtedness, along with the net operating losses and working capital deficits it has sustained in recent periods, could adversely affect its business. For example, it may:

     - make it more difficult for Metrocall to satisfy its debt obligations;

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

     - limit its ability to borrow additional funds; and

     - cause Metrocall to be vulnerable to increases in interest rates because a substantial amount of its indebtedness under the credit facility bears interest at floating rates, only a portion of which is hedged.

     Metrocall's credit facility agreement and other debt allows it to incur more debt. As of December 31, 1999, Metrocall was permitted to borrow an additional $125.0 million. Further borrowings could increase these risks.

METROCALL'S OPERATING AND FINANCIAL RESTRICTIONS - METROCALL'S DEBT AGREEMENTS IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS. IF METROCALL FAILS TO COMPLY WITH THESE RESTRICTIONS, THE HOLDERS OF THE DEBT COULD DEMAND THAT METROCALL PAY THEM IMMEDIATELY.

     Metrocall's debt agreements impose significant operating and financial restrictions. If Metrocall fails to comply with these restrictions, it would be in default under the debt agreements and holders of the debt could demand immediate payment. If the debt holders were to demand immediate payment, Metrocall could not assure you that it would be able to pay or refinance the debt on acceptable terms to Metrocall. In addition, if

Metrocall fails to comply with a restriction in its credit facility, the lenders under that credit facility could proceed against the assets of Metrocall, which Metrocall pledged to the lenders as collateral for the payment of the debt.

     The restrictions in the debt agreements significantly limit or prohibit, among other things, Metrocall's ability to:

     - incur additional debt and particular types of debt;

     - pay cash dividends;

     - repurchase or redeem its capital stock;

     - make investments or other payments;

     - create security interests;

     - engage in transactions with stockholders or affiliates;

     - sell assets;

     - issue or sell stock of subsidiaries; and

     - merge or consolidate with other companies.

     In addition, Metrocall must comply with financial ratios in its credit facility and the restrictions imposed by its preferred stock. Metrocall cannot assure you that it will be able to meet these financial ratios and restrictions in the future.

INTANGIBLE ASSETS - MOST OF METROCALL'S ASSETS ARE INTANGIBLE ASSETS WHOSE VALUE MAY DECREASE FROM FACTORS BEYOND METROCALL'S CONTROL. IF THE VALUE OF THOSE ASSETS WERE TO DECREASE AND METROCALL WERE REQUIRED TO SATISFY ITS DEBT OBLIGATIONS BASED ON ITS ASSETS' VALUE. METROCALL MIGHT NOT BE ABLE TO SATISFY THOSE DEBT OBLIGATIONS.

     Most of Metrocall's assets are intangible assets, primarily FCC licenses and certificates, goodwill, subscriber lists and deferred financing costs. At December 31, 1999, Metrocall's total assets were approximately $1,025.5 million, of which net intangible assets were approximately $682.0 million. If Metrocall was required to satisfy its obligations under its credit facility because, for example, it defaulted under its debt agreements, became insolvent or was liquidated, and their lenders under the credit facility proceeded against Metrocall's assets to satisfy those obligations, the value of its assets might not be sufficient to satisfy those obligations. The reason the value of Metrocall's assets might be insufficient is because the value of intangible assets could be impaired by factors beyond Metrocall's control, such as changes in technology, regulation, and available financing or competitive pressures. Metrocall cannot assure you that the value of its assets is or will be sufficient to repay its debt obligations under the credit facility.

ADDITIONAL COMPETITION DUE TO TECHNOLOGICAL DEVELOPMENTS - TECHNOLOGICAL DEVELOPMENTS COULD LEAD TO INCREASED COMPETITION TO METROCALL.

     Future technological developments in the wireless communications industry, such as narrowband PCS and broadband PCS, could create new services or products that compete with Metrocall's paging and wireless messaging services. That increased competition might result in loss of existing or future subscribers, loss of revenues and increase in expenses to stay competitive.

     Developments in narrowband PCS, which provides advanced messaging capabilities, could lead to increased competition. Some of Metrocall's largest competitors in the traditional paging market have narrowband PCS licenses, which permit them to provide advanced messaging services on a nationwide basis. Metrocall expects other companies to offer advanced messaging services and, as a result, Metrocall's growth in terms of subscriber base might be impaired. Metrocall intends to offer two-way and continue providing other advanced messaging services through its WebLink alliance in early 2000, but the success of offering these services depends on several factors. Those factors include market acceptance, cost of equipment and other capital requirements, technological changes in wireless messaging services, competitors' marketing and sales strategies, regulatory developments and general economic conditions. These factors are beyond Metrocall's control. Metrocall cannot assure you that its offering of these services will be beneficial to its business operations or financial condition.

     Further developments of broadband PCS could also lead to increased competition. Many companies now provide wireless telephone service using broadband PCS technology and either have begun or will begin providing paging service. As result, Metrocall might experience losses in subscribers and recurring revenues and cost increases to stay competitive.

     Other changes in technology could lower the cost of competing services and products to a level at which Metrocall's services and products would become too costly to offer or produce or would require it to reduce its prices. Metrocall cannot assure you that it will be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, nor can Metrocall assure you that its profit margins, inventory costs and cash flows will not be adversely affected by technological developments.

SATELLITE FAILURES - METROCALL'S ABILITY TO DELIVER PAGING AND MESSAGING SERVICES COULD BE INTERRUPTED IF SATELLITE FAILURES OCCUR.

     Metrocall transmits a majority of its paging and messaging traffic through its "Global Messaging Gateway," which is a satellite uplink facility. Any satellite interruption in transmissions might result in loss of subscribers, loss of revenues and increased costs to find alternative ways to respond to the interruptions. Disruptions may also impair its ability to gain more subscribers and increase its revenues. Metrocall also uses land-based communications facilities such as microwave stations and landline telephone facilities to connect and control the paging base station transmitters in its networks. The failure or disruption of transmissions by these satellites and other facilities also could disrupt Metrocall's paging and messaging services and impair its results of operations.

SUBSCRIBER TURNOVER - WHEN SUBSCRIBERS CANCEL OR SWITCH THEIR SERVICE, THE COST TO ATTRACT NEW SUBSCRIBERS IS HIGHER THAN THE COST TO PROVIDE SERVICES TO EXISTING SUBSCRIBERS AND, AS A RESULT, ADVERSELY AFFECTS METROCALL'S RESULTS OF OPERATIONS.

     Subscriber turnover adversely affects Metrocall's results of operations because it increases fixed costs. When subscribers cancel their paging or other messaging services or switch their service to another carrier, Metrocall attempts to attract new subscribers to replace the disconnected subscribers. The sales and marketing costs associated with attracting new subscribers exceed the costs to continue servicing existing subscribers and increase our high fixed costs. For the twelve months ended December 31, 1997, 1998 and 1999, Metrocall's subscriber turnover rates were 2.5%, 1.7% and 1.8%, respectively.

REGULATORY CHANGES AND COMPLIANCE - CHANGES IN THE REGULATIONS THAT GOVERN METROCALL'S BUSINESS MIGHT MAKE IT MORE DIFFICULT OR COSTLY TO OPERATE ITS BUSINESS OR COMPLY WITH ITS CHANGES.

     The FCC and to a lesser extent state regulatory agencies regulate Metrocall's paging and messaging operations. Those agencies might take actions, such as changing licensing requirements or the allocation of radio spectrum that would make it more difficult or costly for Metrocall to operate its business. For example, the FCC has adopted rules under which it will issue licenses that would permit companies to offer paging services on a wide-area basis through competitive bidding. Metrocall believes these rules may simplify its regulatory compliance burdens, particularly regarding adding or relocating transmitter sites; however, those rules may also increase its costs of obtaining paging licenses in the future. In addition, Metrocall cannot assure you that it will be able to comply with all changes implemented by the agencies regulating its business, such as changes in licensing or build-out requirements.

CHALLENGES OF ACQUISITIONS - METROCALL MIGHT NOT BE ABLE IDENTIFY OR FINANCE BUSINESSES TO ACQUIRE. METROCALL MAY NOT BE ABLE TO INTEGRATE SUCCESSFULLY BUSINESSES IT ACQUIRES OR MANAGE ITS EXISTING BUSINESS OPERATIONS AS IT ACQUIRES AND INTEGRATES OTHER BUSINESSES.

     Metrocall might not be able to execute its growth strategy in the future if it is unable to identify attractive businesses to acquire, to negotiate acceptable terms, to finance potential acquisitions and to integrate acquired businesses. Even if Metrocall can pursue an acquisition, it would encounter many obstacles before the acquisition could be successful and increase its revenues or decrease its costs. The challenges of acquisitions include:

     - potential strain on management;

     - unanticipated liabilities or contingencies from the acquired company;

     - reduced earnings due to increased intangible asset amortization, increased interest costs, and costs related to integration;

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

INVESTMENT IN INCISCENT--INCISCENT IS SUBJECT TO ALL THE RISKS ASSOCIATED WITH A START-UP HIGH TECHNOLOGY COMPANY. AS A RESULT, METROCALL'S INVESTMENT IN INCISCENT IS SUBJECT TO THOSE RISKS AND METROCALL CANNOT ASSURE YOU THAT IT WILL BENEFIT FINANCIALLY OR STRATEGICALLY FROM ITS INVESTMENT.

     Inciscent is subject to all the risks associated with a start-up high technology company in a market that is likely to have numerous competitors offering wireless application services. Metrocall cannot guarantee that it will realize the financial benefits or strategic objectives it expects from its investment in Inciscent. The success of Metrocall's investment in Inciscent will depend on Inciscent's ability to develop, market and sell its wireless application services. Inciscent's ability to do those things, among others, is subject to the following:

     - Technology. The wireless application services that Inciscent intends to offer require technology that is still being developed and has not been fully proven. Even if the technology becomes sufficiently developed, Inciscent may not have the financial, technical and other resources to obtain and apply the technology it needs for its services. Metrocall cannot guarantee that the technology required for the services of Inciscent will be sufficiently developed or will be available to Inciscent. In addition, the development of the technology may lag behind the demands of customers. Metrocall cannot assure you that by the time the technology is sufficiently developed, consumers will still demand the wireless application services that Inciscent intends to offer.

     - Market Acceptance. The market for wireless application services is relatively new, and its commercial viability has not been demonstrated. Metrocall cannot assure you that the wireless services offered by Inciscent or by Inciscent's competitors will find market acceptance. Inciscent's ability to generate recurring revenue will depend on its ability to sign agreements with third parties. Inciscent may not be able to find or attract a sufficient number of customers to generate any revenue for the indefinite future.

     - Competitors. The market for business-to-business wired-to-wireless application services is attracting a number of companies, some of which may have greater resources than Inciscent. As there are more entrants into the market, Inciscent may lose existing or potential customers to those entrants or may not be able to offer its services at a competitive price.

ANTI-TAKEOVER DEFENSES -- METROCALL HAS ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION AND COULD ADVERSELY AFFECT THE PRICE OF ITS COMMON STOCK.

     Metrocall's certificate of incorporation, bylaws and debt instruments and Delaware law could delay, defer or prevent an acquisition or change of control of Metrocall or otherwise adversely affect the price of its common stock. These provisions include:

     - Metrocall has a classified board of directors, which means only a portion of its board members' terms expire in any given year, thus preventing a third party from replacing the entire board of directors at one time.

     - Metrocall can issue shares of preferred stock without stockholder approval, which means that the board could issue shares with special voting rights or other provisions that could deter a takeover.

     - Metrocall has a shareholder rights plan, which gives holders of common stock the ability to purchase additional shares of common stock at a bargain price if, among other things, a person acquires 20% of the outstanding common stock.

     - Acquisition of more than 50% of Metrocall's voting stock, or replacement of a majority of the board in certain circumstances, could trigger a default under Metrocall's credit facility. Also, the same events could require Metrocall to repurchase its subordinated notes at 101% of principals plus accrued interest.

     - Section 203 of the Delaware law governing corporations will, with some exceptions, prohibit Metrocall from engaging in any business combination with an "interested stockholder" for a three-year period after that stockholder meets the definition of an "interested stockholder."

     In addition, each of AT&T Wireless and the three common stock investors has agreed to restrictions on its ability to take actions to influence control of Metrocall for a period of time. The presence of these restrictions and the limitations on the actions of these investors could deter a potential acquisition, given the total amount of issued and outstanding shares of common stock in Metrocall that they will own in the aggregate.

DEPENDENCE ON KEY MANAGEMENT PERSONNEL -- IF METROCALL IS UNABLE TO RETAIN KEY MANAGEMENT PERSONNEL, IT MIGHT NOT BE ABLE TO FIND SUITABLE REPLACEMENTS ON A TIMELY BASIS AND ITS BUSINESS OPERATIONS MIGHT BE ADVERSELY AFFECTED.

     Metrocall's existing operations and continued future developments are dependent to a significant extent upon the efforts and abilities of certain key individuals, including William L. Collins III, its Chief Executive Officer, Steven D. Jacoby, its Chief Operating Officer, and Vincent D. Kelly, its Chief Financial Officer. These individuals have substantial expertise and experience in the paging and messaging industry, know the intricacies of Metrocall's business operations and have insights into the future developments and goals of the business. If Metrocall is unable to retain these individuals, it is unlikely Metrocall could find individuals to replace them that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if Metrocall could find replacements, its business would be impaired from the disruption associated with changes in management. For example, Metrocall is largely dependent on these individuals in pursuing its growth and consolidation strategies and in integrating successfully acquired businesses. As a result, Metrocall's business operations could be adversely affected. Metrocall has employment contracts with the named individuals but does not have non-competition contracts with or "key man" life insurance for any of them.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Metrocall is exposed to risks associated with interest rate changes. Metrocall does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At December 31, 1999, total outstanding debt consisted of five issues of fixed rate, senior subordinated notes and the credit facility, which had a variable interest rate:

FIXED RATE DEBT:

  PRINCIPAL                         EFFECTIVE                INTEREST PAYMENTS
   BALANCE         FAIR VALUE     INTEREST RATE   MATURITY          DUE
  ---------     ----------------  -------------   --------   -----------------
$100.0 million   $ 68.0 million      17.46%         2005      Semi-Annually
$  0.2 million   $  0.2 million      11.88%         2005      Semi-Annually
$150.0 million   $ 93.0 million      16.73%         2007      Semi-Annually
$200.0 million   $118.0 million      16.53%         2007      Semi-Annually
$250.0 million   $150.0 million      18.38%         2008      Semi-Annually

     No principal repayments are due under these notes until maturity. If at maturity Metrocall refinanced these notes at interest rates that are 1/4 percentage point higher than their stated rates, its per annum interest costs would increase by $1.8 million. Based on the outstanding balances at December 31, 1999 a hypothetical immediate 1/2 percentage point change in interest rates would change the fair value of its fixed rate debt obligations by approximately $13.5 million.

VARIABLE RATE DEBT:

      PRINCIPAL                            WEIGHTED AVERAGE             INTEREST PAYMENTS
       BALANCE             FAIR VALUE       INTEREST RATE     MATURITY         DUE
      ---------         ----------------   ----------------   --------  -----------------
    $75.0 million        $75.0 million           8.9%           2004        Quarterly

     Metrocall's credit facility bears interest at floating rates and matures in 2004. As of December 31, 1999, there was $75.0 million outstanding under the credit facility and $125.0 million available for future borrowings. Based on weighted average borrowings outstanding under the credit facility during fiscal year 1999, a 1/4 percentage point change in our weighted average interest rate would have caused interest expense to increase or decrease by approximately $0.2 million. Repayments under the credit facility may be made at anytime without penalty.

     Metrocall currently has an interest rate cap agreement in place that caps its interest rates, excluding margin fees, on its floating rate debt at 8 1/2% on up to $50.0 million of outstanding borrowings. This agreement expires on April 3, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DESCRIPTION                           PAGE
                        -----------                           ----

FINANCIAL STATEMENTS:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................   F-2
     Consolidated Balance Sheets, as of December 31, 1998
      and 1999..............................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1997, 1998 and 1999..........   F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended December 31, 1997, 1998 and 1999....   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1997, 1998 and 1999..........   F-6
     Notes to Consolidated Financial Statements.............   F-7

FINANCIAL STATEMENT SCHEDULE:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................  F-26

Schedule II Valuation and Qualifying Accounts...............  F-27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2000 (the "2000 Proxy Statement") under the caption "Election of Directors -- Information as to Nominees and Continuing Directors."

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 2000 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the stock ownership of each person known to Metrocall to be the beneficial owner of more than 5% of the common stock of each director and executive officer of Metrocall and all directors and executive officers as a group is incorporated by reference from the 2000 Proxy Statement under the caption "Beneficial Ownership of Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

     The following financial statements are included in Part II Item 8

                        DESCRIPTION                           PAGE
                        -----------                           ----

FINANCIAL STATEMENTS:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................   F-2
     Consolidated Balance Sheets, as of December 31, 1998
      and 1999..............................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1997, 1998 and 1999..........   F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended December 31, 1997, 1998 and 1999....   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1997, 1998 and 1999..........   F-6
     Notes to Consolidated Financial Statements.............   F-7

FINANCIAL STATEMENT SCHEDULE:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................  F-26
     Schedule II Valuation and Qualifying Accounts..........  F-27

     All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (B) REPORTS ON FORM 8-K

     None

  (C) EXHIBITS

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, Inc.
          (Metrocall), as amended.+
 3.2      Eighth Amended and Restated Bylaws of Metrocall.(a)
 4.1      Rights Agreement, dated as of February 25, 2000, between
          Metrocall and First Chicago Trust Company of New York, as
          Rights Agent.(b)
 4.2      Indenture for Metrocall 11% Senior Subordinated Notes due
          2008, dated as of December 22, 1998.(c)
 4.3      Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997.(d)
 4.4      Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995.(e)
 4.5      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior
          Subordinated Notes due 2005 ("ProNet Notes") dated June 15,
          1995.(f)
 4.6      Supplemental Indenture dated May 28, 1996 for ProNet
          Notes.(a)
 4.7      Second Supplemental Indenture dated December 30, 1997 for
          ProNet Notes.(g)
 4.8      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(h)
 4.9      First Supplemental Indenture dated November 14, 1996 for A+
          Notes.(i)
 4.10     Second Supplemental Indenture dated November 15, 1996 for A+
          Notes.(i)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 4.11     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          A Convertible Preferred Stock of Metrocall.(j)
 4.12     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          C Convertible Preferred Stock of Metrocall.(k)
 4.13     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          E Junior Participating Preferred Stock as filed with the
          Secretary of State of the State of Delaware on February 25,
          2000.(b)
 4.14     Warrant Agreement between Metrocall and the First National
          Bank of Boston as Warrant Agent dated as of November 15,
          1996.(l)
10.1      Fourth Amended and Restated Loan Agreement by and among
          Metrocall, certain lenders and Toronto Dominion (Texas),
          Inc. as administrative agent, dated as of December 22,
          1998.(c)
10.2      Securities Exchange Agreement by and between AT&T Wireless
          Services, Inc. and Metrocall dated February 2, 2000.+
10.3      Common Stock Purchase Agreement by and between HMTF Bridge
          MC I, LLC and Metrocall dated February 2, 2000.+
10.4      Common Stock Purchase Agreement by and between Aether
          Systems, Inc. and Metrocall dated February 2, 2000.+
10.5      Common Stock Purchase Agreement by and between PSINet Inc.
          and Metrocall dated February 2, 2000.+
10.6      Stock Purchase Agreement by and among Metrocall and AT&T
          Wireless Services, Inc., McCaw Communications Companies,
          Inc., and AT&T Two Way Messaging Communications, Inc. dated
          June 26, 1998.(m)
10.7      Registration Rights Agreement between Metrocall and McCaw
          Communications Companies, Inc. dated October 1, 1998.(k)
10.8      Unit Purchase Agreement among Metrocall and the entities
          listed thereto dated November 15, 1996.(l)
10.9      Registration Rights Agreement among Metrocall and the
          entities listed thereto dated November 15, 1996.(l)
10.10     Employment Agreement between Metrocall and William L.
          Collins III.(n)
10.11     Amendment to Employment Agreement between Metrocall and
          Williams L. Collins III.(o)
10.12     Second Amendment to Employment Agreement between Metrocall and Williams L. Collins III.(p)
10.13     Third Amendment to Employment Agreement between Metrocall
          and Williams L. Collins III.(q)
10.14     Employment Agreement between Metrocall and Steven D.
          Jacoby.(n)
10.15     Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(o)
10.16     Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(p)
10.17     Third Amendment to Employment Agreement between Metrocall
          and Steven D. Jacoby.(q)
10.18     Employment Agreement between Metrocall and Vincent D.
          Kelly.(n)
10.19     Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(o)
10.20     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(p)
10.21     Third Amendment to Employment Agreement between Metrocall
          and Vincent D. Kelly.(q)
10.22     Change of Control Agreement between Metrocall and William L.
          Collins III.(n)
10.23     Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(n)
10.24     Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(n)
10.25     Noncompetition Agreement between Metrocall and Jackie R.
          Kimzey dated August 8, 1997.(r)
10.26     Noncompetition Agreement between Metrocall and David J.
          Vucina dated August 8, 1997.(r)
10.27     Metrocall 1996 Stock Option Plan, as amended.(s)
10.28     Metrocall Amended Employee Stock Purchase Plan.(t)
10.29     Directors' Stock Option Plan, as amended.(u)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
10.30     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(v)
10.31     Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(w)
10.32     Consulting, No Conflict and Nondisclosure Agreement dated
          May 16, 1996 between Metrocall and Elliott H. Singer.+
10.33     Amendment to Consulting, No Conflict and Nondisclosure
          Agreement dated October 1, 1999 between Metrocall and
          Elliott H. Singer.+
10.34     Placement Agreement dated December 17,1998 between Metrocall and Morgan Stanley & Co. Incorporated, NationsBanc
          Montgomery Securities LLC, TD Securities (USA) Inc., First
          Union Capital Markets and BancBoston Roberston Stephens
          Inc.(a)
11.1      Statement re computation of per share earnings.+
21.1      Subsidiaries of Metrocall, Inc.+
23.2      Consent of Arthur Andersen LLP, as independent public
          accountants for Metrocall.+
27.1      Financial Data Schedule.+

---------------

+ Filed herewith.

(a) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 31, 1999.

(b) Incorporated by reference to Metrocall's Registration Statement on Form 8-A filed with the Commission on February 25, 2000.

(c) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on January 4, 1999.

(d) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 23, 1997.

(e) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042) filed with the Commission on September 27, 1995.

(f) Incorporated by reference to ProNet's Current Report on Form 8-K filed with the Commission on July 5, 1995.

(g) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

(h) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc., as amended (File No. 33-95208) filed with the Commission on September 18, 1995.

(i) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(j) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(k) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 16, 1998.

(l) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(m) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on August 31, 1998.

(n) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.

(o) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(p) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.

(q) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.

(r) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-36079) filed with the Commission on September 22, 1997.

(s) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on April 5, 1999.

(t) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(u) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1993 filed with the Commission on July 21, 1994.

(v) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.

(w) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March, 2000.

                                          METROCALL, INC.

                                          By:    /s/ RICHARD M. JOHNSTON
                                            ------------------------------------
                                            Richard M. Johnston
                                            Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

       /s/ RICHARD M. JOHNSTON         Chairman of the Board                  March 10, 2000
-------------------------------------
         Richard M. Johnston

     /s/ WILLIAM L. COLLINS, III       Vice Chairman of the Board,            March 7, 2000
-------------------------------------  President, Chief Executive Officer
       William L. Collins, III         and Director

                                       Chief Financial Officer, Executive     March 10, 2000
        /s/ VINCENT D. KELLY           Vice President, and Treasurer
-------------------------------------  (Principal Financial and Accounting
          Vincent D. Kelly             Officer)

       /s/ HARRY L. BROCK, JR.         Director                               March 3, 2000
-------------------------------------
         Harry L. Brock, Jr.

     /s/ FRANCIS A. MARTIN, III        Director                               March 8, 2000
-------------------------------------
       Francis A. Martin, III

      /s/ RONALD V. APRAHAMIAN         Director                               March 4, 2000
-------------------------------------
        Ronald V. Aprahamian

         /s/ MICHAEL GREENE            Director                               March 10, 2000
-------------------------------------
           Michael Greene

        /s/ ROYCE R. YUDKOFF           Director                               March 10, 2000
-------------------------------------
          Royce R. Yudkoff

        /s/ JACKIE R. KIMZEY           Director                               March 7, 2000
-------------------------------------
          Jackie R. Kimzey

       /s/ EDWARD E. JUNGERMAN         Director                               March 4, 2000
-------------------------------------
         Edward E. Jungerman

          /s/ MAX D. HOPPER            Director                               March 10, 2000
-------------------------------------
            Max D. Hopper

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                               NUMBER
                                                              ---------
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................     F-2
Consolidated Balance Sheets, as of December 31, 1998 and
  1999......................................................     F-3
Consolidated Statements of Operations for the three years
  ended December 31, 1997,
  1998 and 1999.............................................     F-4
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1997, 1998 and 1999........     F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1997,
  1998 and 1999.............................................     F-6
Notes to Consolidated Financial Statements..................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited the accompanying consolidated balance sheets of Metrocall, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrocall, Inc., and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                /s/ ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                                   ARTHUR ANDERSEN LLP

Vienna, Virginia
February 4, 2000

                        METROCALL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    8,436    $    2,787
  Accounts receivable, less allowance for doubtful accounts
    of $6,196 and $7,103 as of December 31, 1998 and 1999,
    respectively............................................      44,694        52,015
  Prepaid expenses and other current assets.................       8,843         3,333
                                                              ----------    ----------
         Total current assets...............................      61,973        58,135
                                                              ----------    ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................      15,079        15,685
  Furniture, office equipment and vehicles..................      64,438        76,962
  Paging and plant equipment................................     380,313       377,047
  Less -- Accumulated depreciation and amortization.........    (168,067)     (192,329)
                                                              ----------    ----------
                                                                 291,763       277,365
                                                              ----------    ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $219,960 and $433,088 at December 31, 1998
  and 1999, respectively....................................     894,707       682,026
OTHER ASSETS................................................       2,595         8,021
                                                              ----------    ----------
         TOTAL ASSETS.......................................  $1,251,038    $1,025,547
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $      771    $      643
  Accounts payable..........................................      37,533        28,144
  Accrued expenses and other current liabilities............      37,728        42,022
  Deferred revenues and subscriber deposits.................      27,769        24,235
                                                              ----------    ----------
         Total current liabilities..........................     103,801        95,044
                                                              ----------    ----------
CAPITAL LEASE OBLIGATIONS, less current maturities (Note
  5)........................................................       3,575         3,001
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities (Note 5).......................................      40,444        75,375
SENIOR SUBORDINATED NOTES (Note 5)..........................     698,544       698,608
DEFERRED INCOME TAX LIABILITY...............................     209,642       146,387
MINORITY INTEREST IN PARTNERSHIP............................         510           510
                                                              ----------    ----------
         Total liabilities..................................   1,056,516     1,018,925
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 209,203
  shares and 239,517 shares issued and outstanding as of
  December 31, 1998 and 1999, respectively and a liquidation preference of $53,216 and $60,927 at December 31, 1998 and
  1999, respectively (Note 6)...............................      45,441        53,939
SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK, 14% cumulative;
  par value $.01 per share; 9,000 shares authorized; 1,808
  shares and 0 shares issued and outstanding as of December
  31, 1998 and 1999, respectively and a liquidation
  preference of $18,391 and $0 at December 31, 1998 and
  1999, respectively (Note 6)...............................      18,391            --
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 9,595
  shares and 10,378 shares issued and outstanding as of
  December 31, 1998 and 1999, respectively and a liquidation preference of $96,910 and $104,817 at December 31, 1998
  and 1999 respectively (Note 6)............................      96,910       104,817
STOCKHOLDERS' EQUITY (Note 6)
  Common stock, par value $.01 per share; 100,000,000 shares authorized; 41,583,403 shares and 41,901,908 shares
    issued and outstanding at December 31, 1998 and 1999,
    respectively............................................         416           419
  Additional paid-in capital................................     340,249       341,070
  Accumulated deficit.......................................    (306,885)     (493,623)
                                                              ----------    ----------
                                                                  33,780      (152,134)
                                                              ----------    ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $1,251,038    $1,025,547
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1998           1999
                                                              -----------    -----------    -----------
REVENUES:
  Service, rent and maintenance.............................  $   249,900    $   416,352    $   548,700
  Product sales.............................................       39,464         48,372         61,487
                                                              -----------    -----------    -----------
          Total revenues....................................      289,364        464,724        610,187
Net book value of products sold.............................      (29,948)       (31,791)       (39,071)
                                                              -----------    -----------    -----------
                                                                  259,416        432,933        571,116
OPERATING EXPENSES:
  Service, rent and maintenance.............................       69,254        115,432        146,961
  Selling and marketing.....................................       53,802         73,546         97,051
  General and administrative................................       73,753        121,644        170,591
  Depreciation and amortization.............................       91,699        234,948        307,344
                                                              -----------    -----------    -----------
                                                                  288,508        545,570        721,947
                                                              -----------    -----------    -----------
          Loss from operations..............................      (29,092)      (112,637)      (150,831)
INTEREST AND OTHER INCOME, NET..............................          156            849            407
INTEREST EXPENSE............................................      (36,248)       (64,448)       (85,115)
                                                              -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT..............................      (65,184)      (176,236)      (235,539)
INCOME TAX BENEFIT..........................................        4,861         47,094         63,055
                                                              -----------    -----------    -----------
          Net loss..........................................      (60,323)      (129,142)      (172,484)
PREFERRED DIVIDENDS (Note 6)................................       (7,750)       (11,767)       (16,462)
GAIN ON REPURCHASE OF PREFERRED STOCK.......................           --             --          2,208
                                                              -----------    -----------    -----------
          Loss attributable to common stockholders..........  $   (68,073)   $  (140,909)   $  (186,738)
                                                              ===========    ===========    ===========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
  Basic and diluted loss per share attributable to common
     stockholders...........................................  $     (2.51)   $     (3.43)   $     (4.47)
                                                              ===========    ===========    ===========
  Weighted-average common shares outstanding................   27,086,654     41,029,601     41,773,789
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

                        METROCALL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       COMMON STOCK
                                                  -----------------------   ADDITIONAL
                                                    SHARES                   PAID-IN     ACCUMULATED
                                                  OUTSTANDING   PAR VALUE    CAPITAL       DEFICIT       TOTAL
                                                  -----------   ---------   ----------   -----------   ---------
BALANCE, December 31, 1996......................  24,521,135      $245       $262,827     $ (97,903)   $ 165,169
  Issuance of shares in employee stock purchase
     plan.......................................     109,747         1            429            --          430
  Adjustment to shares issued in Satellite
     Acquisition................................      74,085         1           (213)           --         (212)
  Shares issued in acquisition of Radio and
     Communications Consultants, Inc. and
     Advanced Cellular Telephone, Inc. .........     494,279         5          2,899            --        2,904
  Issuance of shares in Page America
     acquisition................................   3,911,856        39         18,787            --       18,826
  Exercise of stock options (Note 7)............       1,896        --              2            --            2
  Shares issued in ProNet Merger................  11,435,416       114         51,345            --       51,459
  Preferred dividends (Note 6)..................          --        --             --        (7,750)      (7,750)
  Net loss......................................          --        --             --       (60,323)     (60,323)
                                                  ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1997......................  40,548,414       405        336,076      (165,976)     170,505
  Issuance of shares in employee stock purchase
     plan and other (Note 7)....................     134,989         2            573            --          575
  Shares issued in settlement of litigation
     related to the ProNet Merger...............     900,000         9          3,600            --        3,609
  Preferred dividends (Note 6)..................          --        --             --       (11,767)     (11,767)
  Net loss......................................          --        --             --      (129,142)    (129,142)
                                                  ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1998......................  41,583,403       416        340,249      (306,885)      33,780
  Issuance of shares in employee stock purchase
     plan and other (Note 7)....................     318,505         3            821            --          824
  Preferred dividends (Note 6)..................          --        --             --       (16,462)     (16,462)
  Gain on repurchase of Series B Preferred (Note
     6).........................................          --        --             --         2,208        2,208
  Net loss......................................          --        --             --      (172,484)    (172,484)
                                                  ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1999......................  41,901,908      $419       $341,070     $(493,623)   $(152,134)
                                                  ==========      ====       ========     =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1998         1999
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (60,323)   $(129,142)   $(172,484)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Depreciation and amortization..........................     91,699      234,948      307,344
     Amortization of debt financing costs...................      1,152        1,771        3,130
     Decrease in deferred income taxes......................     (5,400)     (47,391)     (63,255)
     Other..................................................        240         (130)          --
  Changes in current assets and liabilities, net of effects
     from acquisitions:
     Accounts receivable....................................     (1,408)      (2,387)      (9,275)
     Prepaid expenses and other current assets..............      2,531       (1,693)       1,157
     Accounts payable.......................................        372        2,175       (9,237)
     Deferred revenues and subscriber deposits..............     (2,481)     (12,263)       1,865
     Accrued expenses and other current liabilities.........        784       (4,734)       5,289
                                                              ---------    ---------    ---------
          Net cash provided by operating activities.........     27,166       41,154       64,534
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired..........   (113,466)    (110,000)          --
  Capital expenditures, net.................................    (69,935)     (78,658)     (93,327)
  Proceeds from sale of businesses (Note 3).................     11,000           --        8,572
  Additions to intangibles..................................     (5,070)      (1,885)        (819)
  Other.....................................................      1,042       (1,204)      (2,654)
                                                              ---------    ---------    ---------
          Net cash used in investing activities.............   (176,429)    (191,747)     (88,228)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt (Note 5).....................    364,261      248,260       81,000
  Repayment of long-term debt (Note 5)......................         --           --      (46,000)
  Principal payments on long-term debt......................   (194,222)    (104,362)        (882)
  Repurchase of Series B Preferred..........................         --           --      (16,240)
  Net proceeds from issuance of common stock................        432          577          767
  Deferred debt financing costs and other...................     (7,229)     (10,342)        (600)
                                                              ---------    ---------    ---------
          Net cash provided by financing activities.........    163,242      134,133       18,045
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     13,979      (16,460)      (5,649)
CASH AND CASH EQUIVALENTS, beginning of period..............     10,917       24,896        8,436
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period....................  $  24,896    $   8,436    $   2,787
                                                              =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND RISK FACTORS

     Metrocall, Inc. and subsidiaries, is a leading provider of local, regional and national paging and other wireless messaging services in the United States. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas.

  Risks and Other Important Factors

     Metrocall sustained net losses of $60.3 million, $129.1 million and $172.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. Metrocall's loss from operations for the year ended December 31, 1999 was $150.8 million. In addition, at December 31, 1999, Metrocall had an accumulated deficit of approximately $493.6 million and a deficit in working capital of $36.9 million. Metrocall's losses from operations and net losses are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

     Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At December 31, 1999, Metrocall had approximately $777.6 million outstanding under its credit facility, senior subordinated notes, capital leases and other long-term debt. Amounts available under its credit facility are subject to certain financial covenants and other restrictions. At December 31, 1999, Metrocall was in compliance with each of the covenants under its $200.0 million credit facility. Metrocall's ability to borrow additional amounts in the future, including amounts currently available under the credit facility is dependent on Metrocall's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets. At December 31, 1999, Metrocall had $125.0 million of additional borrowings available under its credit facility based on its total leverage covenant under which total debt cannot exceed six-times annualized operating cash flow.

     Metrocall is also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, government regulation and subscriber turnover.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     In addition to Metrocall, the accompanying consolidated financial statements include the accounts of Metrocall's 61% interest in Beacon Peak Associates Ltd. ("Beacon Peak") and Metrocall of Virginia, Inc. and Metrocall, USA, Inc., nonoperating wholly owned subsidiaries that hold certain regulatory licenses issued by the Federal Communications Commission (the "FCC"). Beacon Peak owns land adjacent to Metrocall's headquarters building. The minority interest in Beacon Peak was $510,000 as of December 31, 1998 and 1999.

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

  Revenue Recognition

     Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of equipment are recognized upon delivery.

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

     New pagers and advanced messaging devices are depreciated using the half-year convention upon acquisition. Betterments to acquired pagers and the net book value of lost pagers are charged to depreciation expense. Subscriber equipment sold is recorded in the consolidated statement of operations at their net book value at the date of sale. Betterments to acquired subscriber equipment and the net book value of lost subscriber equipment is charged to depreciation expense. Devices leased to customers under operating leases continue to be depreciated over their remaining useful lives. As of December 31, 1998 and 1999, the balance of subscriber equipment was $101.8 million and $183.3 million, respectively, net of accumulated depreciation of $87.8 million and $79.1 million, respectfully.

     Purchases of property and equipment in the accompanying consolidated statements of cash flows are reflected net of the net book value of products sold to approximate the net addition to subscriber equipment.

     Metrocall currently purchases a significant amount of its subscriber paging equipment from one supplier. Although there are other manufacturers of similar subscriber paging equipment, the inability of this supplier to provide equipment required by Metrocall could result in a decrease of pager placements and decline in sales, which could adversely affect operating results.

  Intangible Assets

     Intangible assets, net of accumulated amortization, consist of the following at December 31, 1998 and 1999 (dollars in thousands):

                                                                 DECEMBER 31,       AMORTIZATION
                                                              -------------------    PERIOD IN
                                                                1998       1999        YEARS
                                                              --------   --------   ------------
State certificates and FCC licenses.........................  $325,116   $289,155         10
Goodwill....................................................   198,692    175,404         10
Customer lists..............................................   328,651    184,617          3
Debt financing costs........................................    23,540     21,184       8-12
Non-compete covenants.......................................    17,125     10,406          3
Other.......................................................     1,583      1,260        3-7
                                                              --------   --------
                                                              $894,707   $682,026
                                                              ========   ========

     Debt financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized as interest expense over the term of the related debt using the effective interest rate method.

                        METROCALL, INC. AND SUBSIDIARIES

  Long-Lived Assets

     Long-lived assets and identifiable intangibles, including goodwill allocated thereto, to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Metrocall has determined that there has been no impairment in the carrying value of long-lived assets reflected in the accompanying balance sheets.

     Metrocall currently evaluates enterprise level goodwill for impairment by comparing estimated future undiscounted cash flows over the remaining life of the goodwill to the carrying value of goodwill. If an impairment exists, entity level goodwill is written down to its fair value based on estimated future cash flows of Metrocall discounted at risk adjusted interest rates.

     Effective January 1, 1998, Metrocall reduced the estimated useful lives of certain intangibles recorded in connection with acquisitions from 15 years to 10 years for goodwill, from 25 years to 10 years for FCC licenses and from 5-6 years for subscriber bases to 3 years. The impact of these changes was to increase amortization expense for the year ended December 31, 1998, by approximately $26.0 million.

  Loss Per Common Share Attributable to Common Stockholders

     Basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share, except the weighted-average number of common shares outstanding is increased to include dilutive stock options and warrants. Stock options and warrants were not included in the computation of loss per share in any period presented as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical.

  Income Taxes

     As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," Metrocall utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required.

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

3. ACQUISITION AND DISPOSITION

  AT&T Wireless Messaging Division ("AMD")

     On October 2, 1998, Metrocall closed on a stock purchase agreement with AT&T Wireless Services, Inc. ("AT&T Wireless"), McCaw Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. to acquire the stock of certain subsidiaries of AT&T Wireless that operated the paging and messaging services business of AT&T Corporation and a nationwide 50KHz/50KHz narrowband personal communication services license. The purchase price for the business and license acquired was $110.0 million in cash and 9,500 shares of Series C Preferred Stock (see Note 6) having a value upon liquidation equal to its stated value. The total purchase price was $205.0 million. The cash portion of the purchase price, including fees and expenses, was funded through borrowings under Metrocall's credit facility. The acquisition was accounted for as a purchase for financial reporting purposes.

                        METROCALL, INC. AND SUBSIDIARIES

     The purchase price was allocated as follows (in thousands):

Plant and equipment.........................................  $ 64,215
Accounts receivable and other assets........................    18,773
Non compete agreements......................................    17,833
Customer lists..............................................   162,428
FCC licenses and state certificates.........................    45,385
Liabilities assumed.........................................   (30,531)
Deferred income tax liability...............................   (73,103)
                                                              --------
          Total purchase price allocation...................  $205,000
                                                              ========
Cash paid...................................................   110,000
Series C Preferred issued...................................  $ 95,000
                                                              --------
          Total consideration...............................  $205,000
                                                              ========

     The unaudited pro forma information presented below reflects the acquisition as if it had occurred on January 1, 1998. The results are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date (in thousands, except per share data).

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Revenues....................................................   $ 613,211
Loss attributable to common stockholders....................   $(165,680)
Loss per share attributable to common stockholders..........   $   (4.04)

  Sale of Electronic Tracking Systems Business

     Effective November 1, 1999, Metrocall sold to a third party the assets of its Electronic Tracking Systems business that Metrocall had acquired in its December 1997 merger with ProNet. Total proceeds were approximately $12.7 million including cash proceeds of approximately $8.6 million and a note receivable of approximately $4.1 million. Metrocall recorded the note receivable at its fair value on the accompanying balance sheet. No gain or loss was recognized on the transaction for financial reporting purposes.

                        METROCALL, INC. AND SUBSIDIARIES

4.  SUPPLEMENTARY BALANCE SHEET INFORMATION

     Prepaid expenses and other current assets and accrued expenses and other current liabilities consist of (in thousands):

                                                                 DECEMBER 31,
                                                                (IN THOUSANDS)
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
  Inventory of electronic tracking systems business.........  $ 2,406    $    --
  Tax refunds...............................................    2,000         --
  Deposits..................................................    1,258         --
  Prepaid advertising.......................................    1,101      1,282
  Prepaid insurance.........................................      887        556
  Other.....................................................    1,191      1,495
                                                              -------    -------
          TOTAL.............................................  $ 8,843    $ 3,333
                                                              =======    =======
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
  Accrued interest payable..................................  $14,216    $21,829
  Accrued severance, payroll and payroll taxes..............   11,542      7,813
  Accrued state and local taxes.............................    4,981      5,817
  Accrued insurance claims..................................    1,047      1,771
  Accrued acquisition liabilities...........................    3,321      2,217
  Other.....................................................    2,621      2,575
                                                              -------    -------
          TOTAL.............................................  $37,728    $42,022
                                                              =======    =======

5. LONG-TERM DEBT AND LEASE OBLIGATIONS

     Long-term debt consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Credit Facility, interest at a floating rate, defined below,
  with principal payments beginning March 2001..............  $ 40,000    $ 75,000
10 3/8% Senior subordinated notes due in 2007 (the "1995
  Notes")...................................................   150,000     150,000
9 3/4% Senior subordinated notes due in 2007 (the "1997
  Notes")...................................................   200,000     200,000
11 7/8% Senior subordinated notes due in 2005 (the "ProNet
  Notes")...................................................   100,000     100,000
11% Senior subordinated notes due in 2008 (the "1998 Notes")
  (net of unamortized discount of $1,740 and $1,566 in 1998
  and 1999).................................................   248,260     248,434
11 7/8% Senior subordinated notes due in 2005 (the "A+
  Notes")...................................................       284         174
Capital lease obligations at a weighted average interest
  rate of 9.7%..............................................     4,282       3,575
Other.......................................................       508         444
                                                              --------    --------
                                                               743,334     777,627
Less -- Current portion.....................................       771         643
                                                              --------    --------
Long-term portion...........................................  $742,563    $776,984
                                                              ========    ========

     Annual maturities of long-term debt after December 31, 1999 are as follows (in thousands): $643 in 2000; $735 in 2001; $836 in 2002; $25,948 in 2003;
$50,813 in 2004 and $698,652 thereafter.

                        METROCALL, INC. AND SUBSIDIARIES

     The estimated fair value of the long-term debt excluding capital lease obligations is listed below. The fair value of the senior subordinated notes is based on market quotes as of the dates indicated.

                                                    DECEMBER 31, 1998       DECEMBER 31, 1999
                                                   --------------------    --------------------
                                                   CARRYING      FAIR      CARRYING      FAIR
                                                    AMOUNT      VALUE       AMOUNT      VALUE
                                                   --------    --------    --------    --------
Credit Facility..................................  $ 40,000    $ 40,000    $ 75,000    $ 75,000
Senior subordinated notes........................   698,544     695,045     698,608     429,174
Other............................................       508         503         444         444
                                                   --------    --------    --------    --------
          Total debt, excluding capital leases...  $739,052    $735,548    $774,052    $504,618
                                                   ========    ========    ========    ========

  Credit Facility

     In October 1997, Metrocall and its bank lenders executed an amended and restated credit agreement (the "1997 Credit Agreement"). Under the 1997 Credit Agreement, subject to certain conditions, Metrocall was able to borrow up to $300 million under two reducing loan facilities. On October 2, 1998, Metrocall and its bank lenders amended and restated the 1997 Credit Agreement to increase the amount of borrowings available under the 1997 Credit Agreement, as amended, to $400 million. The additional $100 million term loan facility was used to fund the cash portion of the AMD acquisition.

     On December 22, 1998, Metrocall revised the $400 million credit facility and entered into a fourth amended and restated loan agreement with its bank lenders (the "1998 Credit Agreement"). Subject to certain conditions set forth in the 1998 Credit Agreement, Metrocall may borrow up to $200 million under two loan facilities through December 31, 2004. The first facility ("Facility A") is a $150 million reducing revolving credit facility and the second ("Facility B") is a $50 million reducing term credit facility (together Facility A and Facility B are referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of Metrocall's assets. Required quarterly principal repayments, as defined, begin on March 31, 2001 and continue through December 31, 2004. As of December 31, 1999, approximately $125.0 million of additional borrowings were available under the Credit Facility.

     The 1998 Credit Agreement requires compliance with certain financial and operating covenants. Metrocall is required to maintain certain financial ratios, including total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the 1998 Credit Agreement). The covenants, among other restrictions, also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The 1998 Credit Agreement also prohibits certain changes in ownership control of Metrocall, as defined. At December 31, 1999, Metrocall was in compliance with all of these covenants. The Credit Agreement also includes a material adverse effect clause under which the Credit Facility could be in default if there is any material adverse effect upon Metrocall's assets, liabilities, financial condition, results of operations, properties or business. Metrocall believes that the declaration of a material adverse effect default by its bank lenders is remote.

     Under the Credit Facility, Metrocall may designate all or any portion of the borrowings outstanding as either a floating base rate advance or a Eurodollar rate advance with an applicable margin that ranges from 0.625% to 1.875% for base rate advances and 1.750% to 3.000% for Eurodollar rate advances. The predefined margins are based upon the level of indebtedness outstanding relative to annualized cash flow, as defined in the 1998 Credit Agreement. Commitment fees of 0.375% to 0.750% per year (depending on the level of Metrocall's indebtedness outstanding to annualized cash flow)

                        METROCALL, INC. AND SUBSIDIARIES
are charged on the average undrawn balance of the Facility A commitment and are charged to interest expense as incurred.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                 OTHER CREDIT FACILITY DATA                     1997        1998       1999
                 --------------------------                   --------    --------    -------
Weighted average balances outstanding.......................  $170,000    $178,600    $79,536
Interest expense............................................  $ 15,500    $ 13,100    $ 7,067
Weighted average interest rate..............................       9.2%        7.3%       8.9%
Effective interest rate.....................................       8.2%        7.8%       8.9%

  Senior Subordinated Notes

     10 3/8% SENIOR SUBORDINATED NOTES

     In October 1995, Metrocall issued $150.0 million aggregate principal amount of 10 3/8% senior subordinated notes due 2007 (the "1995 Notes"). Interest on the 1995 Notes is payable semi-annually on April 1 and October 1. The 1995 Notes are general unsecured obligations subordinated in right to the Metrocall's existing long-term debt and other senior obligations, as defined. The 1995 Notes contain various covenants that, among other restrictions, limit the Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The 1995 Notes may be redeemed at Metrocall's option after October 1, 2000 at the following redemption prices plus accrued and unpaid interest during the 12-month period beginning on October 1 of the years indicated below:

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

     In the event of a change in control of Metrocall, as defined, each holder of the 1995 Notes will have the right, at such holder's option, to require Metrocall to purchase that holder's 1995 Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

     9 3/4% SENIOR SUBORDINATED NOTES

     In October 1997, Metrocall issued $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "1997 Notes). The 1997 Notes bear interest, payable semi-annually on January 15 and July 15. The 1997 Notes are callable beginning November 1, 2002. The 1997 Notes are unsecured obligations of Metrocall, subordinated to all its present and future senior indebtedness. The 1997 Notes contain various covenants that, among other restrictions, limit Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The 1997 Notes may be redeemed at Metrocall's option on or after November 1, 2002 at the following redemption prices plus accrued and unpaid interest during the 12-month period beginning on November 1 of the years indicated below:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2002........................................................   104.8750%
2003........................................................   102.4375
2004 and thereafter.........................................   100.0000

                        METROCALL, INC. AND SUBSIDIARIES

     In the event of a change of control of Metrocall, as defined, each holder of the 1997 Notes will have the right, at such holder's option, to require Metrocall to repurchase that holder's 1997 Notes at a purchase price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

     11 7/8% Senior Subordinated Notes (the "A+ Notes")

     During 1998 and 1999, Metrocall redeemed approximately $2.3 million and $110,000 of aggregate principal of 11 7/8% senior subordinated notes due 2005. At December 31, 1998 and 1999, $284,000 and $174,000 of the A+ Notes were outstanding. The A+ Notes bear interest, payable semi-annually on May 1 and November 1.

     11 7/8% Senior Subordinated Notes (the "ProNet Notes")

     In connection with the ProNet merger, Metrocall assumed $100.0 million aggregate principal amount of ProNet's 11 7/8% senior subordinated notes due 2005. The ProNet Notes bear interest, payable semi-annually on June 15 and December 15. The ProNet Notes are general unsecured obligations subordinated in right to Metrocall's existing long-term debt and other senior obligations, as defined. The ProNet Notes contain various covenants that, among other restrictions, limit Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain other transactions with affiliates, sell assets and engage in mergers and consolidations except under certain conditions.

     The ProNet Notes may be redeemed at Metrocall's option on or after June 15, 2000 at the following redemption prices plus accrued and unpaid interest during the 12-month period beginning on June 15 of the years indicated below:

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

     In the event of a change of control of Metrocall, as defined, each holder of the ProNet Notes will have the right to require that Metrocall repurchase such holder's ProNet Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

     11% Senior Subordinated Notes (the "1998 Notes")

     In December 1998, Metrocall completed a private placement of $250.0 million aggregate principal amount of 11% senior subordinated notes due 2008 (the "1998 Notes"). The 1998 Notes bear interest, payable semi-annually on March 15 and September 15. The Notes are callable beginning September 15, 2003. The 1998 Notes are unsecured obligations of Metrocall, subordinated to all its present and future senior indebtedness. During 1999, Metrocall registered the 1998 Notes under the Securities Act of 1933. The 1998 Notes contain various covenants that, among other restrictions, limit Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain other transactions with affiliates, sell assets and engage in mergers and consolidations except under certain conditions.

     The 1998 Notes may be redeemed at the Metrocall's option on or after September 15, 2003 at the following redemption prices plus accrued and unpaid interest during the 12-month period beginning on September 15 of the years indicated below:

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

                        METROCALL, INC. AND SUBSIDIARIES

     In the event of a change of control of Metrocall, as defined, each holder of the 1998 Notes will have the right to require that Metrocall repurchase such holder's 1998 Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

  Lease Obligations

     Metrocall is party to one capital lease agreement for office space. The future minimum rental commitment under this lease is as follows (in thousands):
$896 in 2000, $923 in 2001, $951 in 2002, $980 in 2003 and $752 in 2004. At
December 31, 1999, the aggregate future minimum capital lease payment was $4,502 including interest of $927.

     Metrocall has various operating lease arrangements (as lessee) for office space and communications equipment sites. Rental expenses related to operating leases were approximately (in thousands) $21,675, $37,362 and $48,311 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Minimum rental payments as of December 31, 1999, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands): $27,091 in 2000, $17,550 in 2001, $10,079 in
2002, $4,622 in 2003, $1,917 in 2004 and $422 thereafter.

     Rent expense for lease agreements with related parties for office space, tower sites and transmission systems, excluding consolidated entities, was approximately (in thousands) $761, $1,033, and $997 for the years ended December 31, 1997, 1998 and 1999, respectively. Metrocall leases office and warehouse space from a company owned by a director. The annual rental commitment under these leases, is approximately $570,000. Metrocall believes the terms of these leases are at least as favorable as those that could be obtained from a non-affiliated party.

6.  CAPITAL STOCK

     At December 31, 1999, Metrocall's authorized capital stock consisted of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"), of which 810,000 shares have been designated as the Series A Convertible Preferred Stock (the "Series A Preferred") and 25,000 shares have been designated as the Series C Convertible Preferred Stock (the "Series C Preferred"). Metrocall repurchased and retired its Series B Junior Convertible Preferred Stock (the "Series B Preferred") in January 1999. In January 2000, Metrocall's stockholders approved the increase of the number of shares of common stock authorized to 200,000,0000 shares.

  Common Stock

     Because the FCC places limitations on foreign ownership of its licenses, no more than 20 percent of Metrocall's common stock may, in the aggregate, be owned directly, or voted by a foreign government, a foreign corporation, or resident of a foreign country. Metrocall's amended and restated certificate of incorporation permits the redemption of the common stock from stockholders, where necessary, to protect its regulatory licenses. Such stock may be redeemed at fair market value or, if the stock was purchased within one year of such redemption, at the lower of fair market value or such holder's purchase price.

  Series A Preferred

     At December 31, 1999, there were 239,517 shares of the Series A Preferred outstanding, including 30,314 Series A Preferred shares issued during 1999 as dividends and accrued but unpaid dividends were approximately $1.0 million. Each share of the Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of Metrocall's common stock equal to the stated value. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semi-annually in cash or in additional shares of the Series A Preferred, at Metrocall's option. Upon the occurrence of a triggering event, as defined in the certificate of designation for the Series A Preferred, and so long as the triggering event continues, the dividend rate increases to 16% per year. Triggering events include, among other events, (i) Metrocall issues or incurs indebtedness or equity securities senior with respect to payment of dividends or distributions

                        METROCALL, INC. AND SUBSIDIARIES
on liquidation or redemption to the Series A Preferred in violation of limitations set forth in the certificate of designation, and (ii) default on the payment of indebtedness in an amount of $5,000,000 or more.

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

     Beginning November 15, 1999, Metrocall had the ability to redeem the Series A Preferred in whole or in part (subject to certain minimums). The redemption price prior to November 15, 2001, is equal to the stated value of the shares of the Series A Preferred, plus accrued and unpaid dividends, and a redemption premium, as defined. After November 15, 2001, the Series A Preferred Stock may be redeemed for the stated value of $250 per share, without a premium.

     Holders of Series A Preferred have the right to elect two members to Metrocall's Board of Directors. If a triggering event has occurred and is continuing, the holders of the Series A Preferred have the right to elect additional directors so that directors elected by such holders shall constitute no less than 40% of the members of the Board of Directors. Metrocall is required to obtain the approval of the holders of not less than 75% of the Series A Preferred before undertaking (i) any changes in Metrocall's certificate of incorporation and bylaws that adversely affect the rights of holders of the Series A Preferred, (ii) a liquidation, winding up or dissolution of Metrocall or the purchase of shares of capital stock of Metrocall from holders of over 5% of the issued and outstanding voting securities, (iii) any payment of dividends on or redemption of common stock; or (iv) issuance of any additional shares of the Series A Preferred (except in payment of dividends) or any shares of capital stock having preferences on liquidation or dividends ranking equally to the Series A Preferred. Metrocall is also required to obtain approval of holders of not less than a majority of the issued and outstanding Series A Preferred before undertaking (i) any acquisition involving consideration having a value equal to or greater than 50% of the market capitalization of the Company or (ii) any sale of Metrocall unless it redeems the Series A Preferred.

  Series B Preferred

     Through January 1999, the Board of Directors had designated 9,000 shares of Preferred Stock as Series B Junior Convertible Preferred Stock (the "Series B Preferred"). In January 1999, Metrocall repurchased and retired all 1,808 issued and outstanding shares of the Series B Preferred for approximately $16.2 million, representing a discount of $2.2 million from its carrying value. The gain on the repurchase was treated as an adjustment to the loss attributable to common stockholders and has been included in Metrocall's earnings per share calculations.

  Series C Preferred

     At December 31, 1999, there were 10,378 shares of the Series C Preferred outstanding, including 783 shares of Series C Preferred issued during 1999 as dividends. Accrued but unpaid dividends were approximately $1.0 million. Each share of Series C Preferred had a stated value of $10,000 per share and a liquidation preference, which is junior to the Series A Preferred but senior to the shares of Metrocall common stock, equal to its stated value. The Series C Preferred carried a dividend of 8% of the stated value per year, payable semi-annually in cash or in additional shares of the Series C Preferred, at Metrocall's option.

     On February 2, 2000, Metrocall and the sole holder agreed to exchange Metrocall common stock for the Series C Preferred. Please refer to Note 11, "Subsequent Events."

  Warrants

     In connection with the issuance of the Series A Preferred discussed above, Metrocall issued warrants to purchase common stock. Each warrant represented the right of the holder to purchase 18.266 shares of common stock or an

                        METROCALL, INC. AND SUBSIDIARIES
aggregate of 2,915,254 shares of common stock. The exercise price per share is $7.40. The warrants expire November 15, 2001. The total value allocated to the warrants for financial reporting purposes, $7.9 million or $2.70 per share, is being accreted over the term of the Series A Preferred as preferred dividends. On February 2, 2000, in connection with the common stock investments the exercise price of the Warrants and the number of shares of common stock that may be purchased upon exercise of the Warrants have been adjusted. Please refer to
Note 11, "Subsequent Events."

7.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

STOCK OPTION PLANS

  1993 Stock Option Plan

     Under the 1993 Metrocall Stock Option Plan, as amended, (the "1993 Plan"), options to purchase up to an aggregate of 975,000 shares of common stock were reserved for grants to key employees. The 1993 Plan limits the maximum number of shares that may be granted to any person eligible under the 1993 Plan to 325,000. All options have been issued with exercise prices equal to the fair market value of the common stock at the date of grant. All options granted under the 1993 Plan become fully vested and exercisable on the second anniversary of the date of grant. Each option granted under the 1993 Plan will terminate no later than ten years after the date the option was granted.

     Under the 1993 Metrocall Directors Stock Option Plan (the "Directors Plan"), options to purchase up to an aggregate of 25,000 shares of common stock are available for grants to members of the Board of Directors who are neither officers nor employees of Metrocall ("Eligible Director"). Options issued under the Directors Plan vest fully on the six-month anniversary of the date of grant. Each Eligible Director was also granted an option to purchase 1,000 shares of common stock on the first and second anniversaries of the grant date of the initial option if the director continues to be an Eligible Director on each of such anniversary dates.

  1996 Stock Option Plan

     Under the Metrocall 1996 Stock Option Plan (as amended, the "1996 Plan"), options to purchase up to an aggregate of 8 million shares of common stock have been reserved for grant to key employees, officers and nonemployee directors ("Qualified Directors"). The 1996 Plan limits the maximum number of shares that may be granted to any person eligible under the 1996 Plan to 1 million in any calendar year. If any option granted under the 1996 Plan expires or terminates prior to exercise in full, the shares subject to that option shall be available for future grants under the 1996 Plan. Substantially all employees and Qualified Directors of Metrocall are eligible to participate in the 1996 Plan. All options granted under the 1996 Plan become fully vested and exercisable on the second anniversary of the date of grant. Each option granted under the 1996 Plan will terminate no later than ten years from the date the option was granted.

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

     In connection with the 1997 ProNet merger, Metrocall exchanged options to purchase 1,212,539 shares of its common stock with former option holders of the acquired company, in exchange for their options held. The options issued by Metrocall were fully vested and exercisable upon issuance.

                        METROCALL, INC. AND SUBSIDIARIES

     In February 1997, the Compensation Committee of the Board of Directors approved a change in the exercise price for substantially all outstanding options for then current employees, officers and directors. The new exercise price was $6.00 per share, the fair market value on the date of the change. The repricing established a new measurement date for the options.

  Employee Stock Purchase Plan

     Under the Metrocall, Inc. 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), up to 1 million shares of common stock may be purchased by eligible employees through payroll deductions of up to 15% of their eligible compensation. Substantially all full-time employees are eligible to participate in the Stock Purchase Plan. Participants may elect to purchase shares of common stock at the lesser of 85% of the fair market value on either the first or last trading day of each deduction period. No employee may purchase in one calendar year shares of common stock having an aggregate fair market value in excess of $25,000. Employees were issued 109,747 shares, 138,413 shares and 276,967 shares of common stock in 1997, 1998, and 1999, respectively, under the Stock Purchase Plan. At December 31, 1999, 201,109 shares of common stock were due to Stock Purchase Plan participants, which were subsequently issued in January 2000.

  Accounting for Stock-Based Compensation

     Metrocall accounts for its stock option plans under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." In accordance with the recognition requirements set forth under this pronouncement, no compensation expense was recognized for the three years ended December 31, 1999 because Metrocall had granted options to acquire common stock at exercise prices equal to the fair value of the common stock on the dates of grant. Metrocall adopted SFAS No. 123 "Accounting for Stock Based Compensation" for disclosure purposes only.

     For disclosure purposes, the fair value of each stock purchase and option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1997, 1998, and 1999, respectively: expected volatility of 64.4%, and 69.7%, and 79.77% risk free interest rate of 5.7%, 4.7% and 6.4%, and expected life of ten years for all option grants. The weighted-average fair value of stock options granted in 1997, 1998 and 1999 was $4.35 per share, $4.15 per share, and $2.88 per share respectively. The weighted-average fair value of stock purchase rights in 1997, 1998 and 1999 was $4.67 per share, $5.23 per share, and $2.21 per share respectively.

     Under the above model, the total value of stock options granted in 1997, 1998 and 1999 was approximately $3.0 million, $7.0 million and $5.0 million, respectively, which would be recognized ratably on a pro forma basis over the two year vesting period, and the total value of the stock purchase rights granted in 1997, 1998 and 1999 was $583,000, $913,000, and $865,000,
respectively. Had compensation cost for Metrocall compensation and purchase plans been determined in accordance with SFAS No. 123, Metrocall loss and loss per share information would have been increased to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1997        1998         1999
                                                             --------    ---------    ---------
Pro forma loss attributable to common stockholders.........  $(72,664)   $(146,673)   $(190,077)
Pro forma loss per share attributable to common
  stockholders.............................................     (2.68)       (3.57)       (4.55)

     The resulting pro forma compensation cost may not be representative of that to be expected in future years.

                        METROCALL, INC. AND SUBSIDIARIES

     Stock option transactions are summarized as follows:

                                                              NUMBER OF       EXERCISE      WEIGHTED-AVERAGE
                                                               SHARES       PRICE RANGE      EXERCISE PRICE
                                                              ---------    --------------   ----------------
Options outstanding, December 31, 1996......................  1,747,002    $1.035-$22.125        $8.18
  Options granted...........................................    685,000              6.00         6.00
  Options issued in ProNet merger...........................  1,212,539              6.42         6.42
  Options exercised.........................................     (1,896)             1.04         1.04
  Options canceled..........................................   (171,990)       6.00-20.25        14.16
                                                              ---------    --------------        -----
Options outstanding, December 31, 1997......................  3,470,655    $1.035-$22.125        $6.84
  Options granted...........................................  1,681,700        5.125-6.75         5.13
  Options exercised.........................................         --                --           --
  Options canceled..........................................   (144,802)       5.125-6.67         5.90
                                                              ---------    --------------        -----
Options outstanding, December 31, 1998......................  5,007,553    $1.035-$22.125        $5.84
  Options granted...........................................  1,748,500       2.75-5.6250         3.38
  Options exercised.........................................         --                --           --
  Options canceled..........................................   (287,395)     3.2190-19.50         6.07
                                                              ---------    --------------        -----
Options outstanding, December 31, 1999......................  6,468,658    $1.035-$22.125        $5.16
                                                              =========    ==============        =====
Options exercisable, December 31, 1997......................  2,362,655    $1.035-$22.125        $6.28
Options exercisable, December 31, 1998......................  2,972,353    $1.035-$22.125        $6.17
Options exercisable, December 31, 1999......................  3,465,658    $1.035-$22.125        $6.06

     The following table summarizes information about the options outstanding at December 31, 1999:

                                     OPTIONS EXERCISABLE                          OPTIONS OUTSTANDING
                               -------------------------------    ---------------------------------------------------
                                                                                 WEIGHTED-AVERAGE
RANGE OF                         NUMBER       WEIGHTED-AVERAGE      NUMBER        REMAINING LIFE     WEIGHTED-AVERAGE
EXERCISE PRICES                OUTSTANDING     EXERCISE PRICE     OUTSTANDING        (YEARS)          EXERCISE PRICE
---------------                -----------    ----------------    -----------    ----------------    ----------------
$1.035-$2.21.................      21,323          $1.035             21,323           4.0                $1.035
$2.21-$4.425.................      76,510            3.69          1,646,010           9.2                  3.25
$4.43-$6.63..................   2,458,670            5.91          3,892,170           6.9                  5.62
$6.64-$8.85..................     900,155            6.67            900,155           2.7                  6.67
$8.86-$22.13.................       9,000           17.87              9,000           4.9                 17.87
                                ---------          ------          ---------           ---                ------
                                3,465,658          $ 6.06          6,468,658           6.9                $ 5.16
                                =========          ======          =========           ===                ======

  Profit Sharing Plan and Retirement Benefits

     The Metrocall, Inc. Savings and Retirement Plan (the "Plan"), a combination employee savings plan and discretionary profit-sharing plan, covers substantially all full-time employees. The Plan qualifies under section 401(k) of the Internal Revenue Code (the "IRC"). Under the Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall has agreed to match 50% of the employee's contribution, up to 4% of each participant's gross salary. Contributions made by Metrocall vest 20% per year beginning on the second anniversary of the participant's employment. Other than Metrocall's matching obligations, discussed above, profit sharing contributions are discretionary. Metrocall's expenses for contributions under the Plan recorded were $372,000, $150,000 and $1,426,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                        METROCALL, INC. AND SUBSIDIARIES

8.  CONTINGENCIES

  Legal and Regulatory Matters

     Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of Metrocall.

9.  INCOME TAXES

     As of December 31, 1999, Metrocall had net operating loss and investment tax credit carryforwards of approximately $252 million and $1.2 million, respectively, which expire in the years 2000 through 2019. The benefits of these carryforwards may be limited in the future as a result of historical changes in the ownership of Metrocall. Net operating loss carryforwards may be used to offset up to 90 percent of Metrocall's alternative minimum taxable income. The provision for alternative minimum tax will be allowed as a credit carryover against regular tax in the future in the event regular tax exceeds alternative minimum tax expense. To the extent that acquired net operating losses are utilized in future periods, the benefit will first be recognized to reduce acquired intangible assets before reducing the provision for income taxes.

     The tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset for which management has reserved 100% due to the uncertainty of future taxable income. These carryforwards will provide a benefit for financial reporting purposes when utilized to offset future taxable income.

     The components of net deferred tax assets (liabilities) were as follows as of December 31, 1998 and 1999 (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   2,611    $   2,729
  Management reorganization.................................        610          732
  Contributions.............................................        169          241
  New pagers on hand........................................      1,468          735
  Intangibles...............................................     13,668       14,126
  Other.....................................................      7,688        6,388
  Investment tax credit carryforward........................      1,204        1,204
  Net operating loss carryforwards..........................    100,283      100,565
                                                              ---------    ---------
          Total deferred tax assets.........................    127,701      126,720
                                                              =========    =========
Deferred tax liabilities:
  Basis differences attributable to purchase accounting.....   (209,642)    (146,387)
  Depreciation and amortization expense.....................    (11,677)     (10,096)
  Other.....................................................    (10,517)     (14,900)
                                                              ---------    ---------
          Total deferred tax liabilities....................   (231,836)    (171,383)
                                                              =========    =========
Net deferred tax liability..................................   (104,135)     (44,663)
Less: Valuation allowance...................................   (105,507)    (101,724)
                                                              ---------    ---------
                                                              $(209,642)   $(146,387)
                                                              =========    =========

                        METROCALL, INC. AND SUBSIDIARIES

     The income tax benefit for the years ended December 31, 1997, 1998 and 1999, is primarily the result of the amortization of the basis differences attributable to purchase accounting and is composed of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997     1998      1999
                                                              ------   -------   -------
Income tax (provision) benefit
  Current --
     Federal................................................  $   --   $    --   $    --
     State..................................................    (539)     (310)       --
  Deferred --
     Federal................................................   4,698    41,755    55,174
     State..................................................     702     5,649     7,881
                                                              ------   -------   -------
                                                              $4,861   $47,094   $63,055
                                                              ======   =======   =======

     The benefit for income taxes for the years ended December 31, 1997, 1998 and 1999, results in effective rates that differ from the Federal statutory rate as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1997        1998       1999
                                                              -----       ----       ----
Statutory Federal income tax rate...........................   35.0%      35.0%      35.0%
Effect of graduated rates...................................   (1.0)      (1.0)      (1.0)
State income taxes, net of Federal tax benefit..............    5.3        4.6        4.6
Net operating losses for which no tax benefit is currently
  available.................................................   (9.1)      (5.8)      (8.6)
Permanent differences.......................................  (22.7)      (6.1)      (4.8)
                                                              -----       ----       ----
                                                                7.5%      26.7%      25.2%
                                                              =====       ====       ====

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Metrocall made cash payments for interest of $30.2 million, $58.0 million and $74.1 million for the years ended December 31, 1997, 1998, and 1999 respectively. Given Metrocall's recurring net losses, nominal income tax payments were made for each of the three years ended December 31, 1999.

     During 1997 and 1998, Metrocall issued capital stock to effect certain acquisitions as reflected in the consolidated statements of stockholders' equity and as described in Notes 3 and 6. In 1999, Metrocall received a note receivable with a face amount of $4,068,000 as part of the sales consideration of its electronic trading systems business, which was recorded at its fair value in other assets on the accompanying balance sheet.

11.  SUBSEQUENT EVENTS

  Exchange of Series C Preferred

     On February 2, 2000, Metrocall and AT&T Wireless entered into a Securities Exchange Agreement under which AT&T Wireless agreed to exchange its shares of Series C Preferred for 13,250,000 shares of Metrocall common stock and, if applicable, non-voting common stock equivalents in the form of a new series of Metrocall preferred stock. AT&T Wireless' voting interest in Metrocall will be limited to 19.9% of the total issued and outstanding shares of Metrocall common stock. To the extent 13,250,000 shares of Metrocall common stock exceeds 19.9% of the total issued and outstanding Metrocall common stock, AT&T Wireless will receive shares of Series D Non-Voting Participating Convertible Preferred Stock (the "Series D Preferred"). The Series D Preferred will have rights substantially equivalent to those of the common stock, except that it will have limited voting rights. AT&T Wireless may convert the Series D Preferred shares at any time. Metrocall has the right to convert the Series D Preferred into common stock so long as the

                        METROCALL, INC. AND SUBSIDIARIES
number of converted shares of common stock does not equal or exceed 20% of the issued and outstanding common stock at the time of the conversion.

     The consummation of the exchange is subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the receipt of any required consent of the FCC and other customary closing conditions. Metrocall expects that these conditions will be met by March 31, 2000.

     AT&T Wireless has agreed to deliver to Metrocall an irrevocable proxy granting a person designated by Metrocall full power and authority, for one year commencing on the consummation of the exchange, to vote all shares of Metrocall common stock that AT&T Wireless receives from the exchange in accordance with the recommendation of the Board of Directors for Metrocall. This proxy will not apply to any matter to which a holder of the Series D Preferred has the right to vote under the Certificate of Designation for that series or applicable law.

     AT&T Wireless has limited rights to sell all or a portion of the shares it receives from the exchange at any time more than six months after consummation of the exchange in privately negotiated sales to any person or group that Metrocall and AT&T Wireless has not designated as restricted and subject to Metrocall's right of negotiation and the transferee's consent to be bound by the Securities Exchange Agreement. In addition, AT&T Wireless may sell all or any portion of the shares of Metrocall common stock it receives from the exchange at any time more than twelve months after consummation of the exchange in one or more sales in any available over-the-counter market for the common stock and/or through any exchange on which the common stock is then traded, subject to the following permitted period sales: 2,650,000 shares of common stock beginning 12 months after consummation of the exchange; an additional 2,650,000 shares of common stock beginning 18 months after consummation of the exchange; an additional 2,650,000 shares beginning 24 months after consummation of the exchange; and the remaining 5,300,000 shares of common stock beginning 30 months after consummation of the exchange.

     Metrocall has agreed to register for resale the shares of Metrocall common stock AT&T Wireless receives or can receive upon conversion of the Series D Preferred from the exchange within 180 days after consummation of the exchange. If the three common investments described below close substantially simultaneously with the closing of the exchange of the Series C Preferred, Metrocall will not issue any shares of the Series D Preferred.

  Common Stock Investments

     On February 2, 2000, Metrocall entered into common stock purchase agreements with each of three equity investors: PSINet Inc. (PSINet), Aether Systems, Inc. (Aether) and HMTF Bridge MC I, LLC, an affiliate of Hicks, Muse, Tate & Furst Incorporated (HMTF). Each of the three companies will acquire approximately 7.8 million shares of common stock. Each investor will pay $2.19 per share or a total of approximately $17.0 million. Each of the three entities will have the right to nominate a representative to Metrocall's Board of Directors. Metrocall will use the proceeds from the sale of its common stock to reduce outstanding debt.

     Each transaction is subject to the completion of Series C Preferred exchange, the expiration of the applicable HSR Act waiting period, the receipt of any required consent of the FCC, the completion of the other common stock equity investments and other customary closing conditions. Metrocall expects that these conditions will be satisfied and that the transactions will be consummated by March 31, 2000.

     Metrocall also granted HMTF two options to purchase additional shares of Metrocall common stock. Metrocall granted an option to purchase 8,333,333 shares of common stock (Option I), at an exercise price of $3.00 per share, subject to adjustment under certain events. Option I may be exercised by HMTF in whole but not in part, at any time on or before the first anniversary of the closing. Metrocall also granted HMTF (i) an option to purchase 12,500,000 shares of common stock at an exercise price of $4.00 per share plus, (ii) if HMTF has not exercised Option I, 8,333,333 shares of common stock at an exercise price per share of $3.00, in each case subject to adjustment under certain events (collectively, Option II). Option II may be exercised in whole or in part but only in connection with the issuance of new equity for cash to finance a business combination or acquisition (by means of merger, consolidation, exchange, or

                        METROCALL, INC. AND SUBSIDIARIES
acquisition of assets, or otherwise) involving Metrocall or any of its subsidiaries and an aggregate transactional consideration to the other entity or its equity and debt holders or to Metrocall and its equity and debt holders having a fair value (as determined in good faith by Metrocall's Board of Directors) of at least $50,000,000 (a Qualified Transaction). Option II will terminate on the second anniversary of the closing, except that it can be extended if there are pending active discussions with respect to a potential Qualified Transaction or material changes in the terms of a Qualified Transaction. The Option I and Option II transactions are subject to the expiration of the applicable HSR Act waiting period, the receipt of any required consent of the FCC, and other customary closing conditions.

     PSINet and Aether will each deliver to Metrocall irrevocable proxies pursuant to which their respective shares will be voted for as nominees for the election to Metrocall's Board of Directors for the twelve month period following the closing. PSINet and Aether will not, directly or indirectly, sell, transfer or otherwise dispose of their shares for a period of twelve months after the closing, with certain exceptions, unless the investor has first delivered to Metrocall an offer for Metrocall to repurchase such shares.

     Each of the three equity investors also agreed to certain limitations, for a period of twenty-four months after the closing. These limitations include the following: each investor will not, directly or indirectly, (i) increase its beneficial ownership of any securities or rights or options to acquire beneficial ownership of any securities of Metrocall, except by way of stock dividends, stock splits or distributions made by Metrocall to holders of common stock (Aether may acquire up to 15% of the issued and outstanding common stock, and HMTF may acquire up to 15% of the issued and outstanding common stock, of which 15% ownership limit does not include the shares issuable under or purchased pursuant to the Option Agreement); (ii) make any public announcement with respect to or submit to Metrocall any proposal for the acquisition of securities of Metrocall or for any merger, consolidation, or business combination involving Metrocall or its affiliates or for any purchase of a substantial portion of the assets of Metrocall or its affiliates; (iii) make, or in any way participate in, any "solicitation" of "proxies" to vote any voting securities of Metrocall or become a participant in any "election contest" (as those terms are defined in Regulation 14A under the Securities Exchange Act of 1934, as amended (the Exchange Act)); (iv) form, join, or in any way participate in a "group" (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any voting securities of Metrocall; or (v) seek to influence or influence the management or policies of Metrocall, with the exception of the investor's designee on the Board of Directors may act to take action in his capacity as a director of Metrocall.

     As a result of the above investments, the exercise price of the Warrants and the number of shares of common stock that may be purchased upon exercise of the Warrants have been adjusted. The exercise price of the Warrants was reduced to $2.74 per share. Under the anti-dilution provisions of the Warrants, the number of shares of common stock that may be purchased upon exercise of each Warrant increased to 18.531 shares of common stock, or an aggregate of 2,957,529

                        METROCALL, INC. AND SUBSIDIARIES
shares. The exercise price of the Warrants and number of shares of common stock that may be purchased upon exercise of the Warrants may be further adjusted in the future as a result of anti-dilution and other provisions of the Warrants.

PREFERRED STOCK RIGHTS PLAN

     In February 2000, the Board of Directors adopted a stockholders' rights plan and declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of the common stock. The distribution is payable to stockholders of record at the close of business on March 6, 2000. Each Right, when exercisable, entitles the registered holder to purchase from Metrocall 1/1000th of a share of Series E Junior Participating Preferred Stock, par value $.01 per share (the "Series E Preferred") at a price of $50 per 1/1000th share, subject to adjustment (the "Purchase Price"). For purposes of the Rights Plan, the Board of Directors has designated 100,000 shares of Series E Preferred, which may be increased or decreased by the Board of Directors.

     The Rights will be attached to all certificates representing shares of common stock outstanding as of March 6, 2000. The Rights will separate from the common stock and a distribution of Right Certificates (as defined below) will occur upon the earlier of the following dates (the earlier of such dates, the "Distribution Date"): (1) twenty (20) business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the "Share Acquisition Date"), or (2) twenty (20) business days (or such later date as the Board of Directors may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person (other than the Excluded Persons as defined below) of 20% or more of the outstanding shares of common stock, in either (1) or (2) other than pursuant to a Qualified Offer (as defined below).

     The Rights Agreement contains exceptions from the definition of Acquiring Person for the following persons (the "Excluded Persons"): (1) Metrocall, (2) any wholly owned subsidiary of the Metrocall, (3) any employee benefit plan of Metrocall or any subsidiary of Metrocall or any person holding shares of common stock for or pursuant to the terms of any such employee benefit plan, (4) AT&T Wireless Services, its affiliates and associates, with respect to the exchange of Series C Preferred Stock for shares of common stock and common stock equivalents, as described above, and (5) HMTF, its affiliates and associates, with respect to acquisitions of common stock permitted under the Common Stock Purchase Agreement described above.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 25, 2010, unless earlier redeemed or exchanged by Metrocall as provided in the Rights Agreement.

     In the event that a person (other than the Excluded Persons) becomes the beneficial owner of 20% or more of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock and on terms that at least a majority of independent directors determine to be fair to and otherwise in the best interests of Metrocall and its stockholders (a "Qualified Offer")) (a "Flip-in Event"), each holder of a Right will, after the end of the Redemption Period (defined below), have the right to exercise the Right by purchasing, for an amount equal to the Purchase Price, shares of common stock (or, in certain circumstances, cash, property or other securities of Metrocall) having a value (determined pursuant to a formula set forth in the Rights Agreement) equal to two times such amount. Notwithstanding any of the foregoing, following the occurrence of a Flip-in Event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of a Flip-in Event until such time as the Rights are no longer redeemable by Metrocall as set forth below.

     In the event that, at any time following the Share Acquisition Date, (1) Metrocall is acquired in a merger or other consolidation transaction in which Metrocall is not the surviving corporation (other than a merger or consolidation transaction that follows a Qualified Offer), (2) Metrocall engages in a merger or consolidation transaction (other than a merger or consolidation transaction that follows a Qualified Offer) in which Metrocall is the surviving corporation and its common stock is changed into or exchanged for other securities or assets, or (3) 50% or more of Metrocall's assets or

                        METROCALL, INC. AND SUBSIDIARIES
earning power is sold or transferred (other than to Metrocall or a wholly owned subsidiary of Metrocall), each holder of a Right (except Rights that previously have been voided as set forth above) shall, after the expiration of the Redemption Period (defined below), have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price of the Right.

     At any time after a person or group of affiliated or associated persons becomes an Acquiring Person, the Board of Directors may exchange the Rights (other than Rights owned by such person or group, which have become void), in whole or in part, at an exchange ratio of one share of common stock, per Right (subject to adjustment).

     The Purchase Price payable, and the number of 1/1000ths of a Preferred Share or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution to holders of the Rights in certain circumstances.

     In general, the Board of Directors may cause Metrocall to redeem the Rights in whole, but not in part, at any time during the period commencing on March 6, 2000, and ending on the earlier of the close of business on (1) the 20th day following the Share Acquisition Date or (2) February 25, 2010 (the "Redemption Period") at a price of $.0001 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors). Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Metrocall, including, without limitation, the right to vote or to receive dividends.

12.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following table of quarterly financial data has been prepared from the financial records of Metrocall, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                            MARCH 31               JUNE 30            SEPTEMBER 30           DECEMBER 31
                                       -------------------   -------------------   -------------------   -------------------
                                         1998       1999       1998       1999       1998       1999       1998       1999
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................  $103,331   $155,030   $103,254   $155,630   $105,890   $151,753   $152,249   $147,774
Loss from operations.................   (26,262)   (36,879)   (23,654)   (39,776)   (25,865)   (37,968)   (36,856)   (36,208)
Loss attributable to common
  stockholders.......................   (32,672)   (43,808)   (31,157)   (48,759)   (33,771)   (47,979)   (43,309)   (46,192)
Loss per share attributable to common
  stockholders.......................     (0.80)     (1.05)     (0.76)     (1.17)     (0.83)     (1.15)     (1.04)     (1.10)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Metrocall, Inc. and subsidiaries, and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule included on page F-27 is the responsibility of Metrocall's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.
                                      ARTHUR ANDERSEN LLP
Vienna, Virginia
February 4, 2000

                                  SCHEDULE II

                        METROCALL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                                                 ------------------------
                                                    BALANCE AT   CHARGE TO                                  BALANCE
                                                    BEGINNING    COSTS AND                                  AT END
                   DESCRIPTION                       OF YEAR      EXPENSES    ACQUIRED(1)   DEDUCTIONS(2)   OF YEAR
                   -----------                      ----------   ---------    -----------   -------------   -------
Year ended December 31, 1997
  Allowance for doubtful accounts.................    $2,961      $ 9,963       $4,609         $10,690      $6,843
                                                      ======      =======       ======         =======      ======
Year ended December 31, 1998
  Allowance for doubtful accounts.................    $6,843      $13,418       $1,377         $15,442      $6,196
                                                      ======      =======       ======         =======      ======
Year ended December 31, 1999
  Allowance for doubtful accounts.................    $6,196      $15,306           --         $14,399      $7,103
                                                      ======      =======       ======         =======      ======

---------------
(1) Allowance for doubtful accounts acquired in 1997 for Page America, Inc. and ProNet, Inc. and 1998 for AT&T Wireless Messaging Division. (See Note
    3 -- Notes to Consolidated Financial Statements).

(2) Deductions represent write-offs of accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, Inc.
          (Metrocall), as amended.+
 3.2      Eighth Amended and Restated Bylaws of Metrocall.(a)
 4.1      Rights Agreement, dated as of February 25, 2000, between
          Metrocall and First Chicago Trust Company of New York, as
          Rights Agent.(b)
 4.2      Indenture for Metrocall 11% Senior Subordinated Notes due
          2008, dated as of December 22, 1998.(c)
 4.3      Indenture for 9 3/4% Senior Subordinated Notes due 2007
          dated October 21, 1997.(d)
 4.4      Indenture for Metrocall 10 3/8% Senior Subordinated Notes
          due 2007 dated September 27, 1995.(e)
 4.5      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior
          Subordinated Notes due 2005 ("ProNet Notes") dated June 15,
          1995.(f)
 4.6      Supplemental Indenture dated May 28, 1996 for ProNet
          Notes.(a)
 4.7      Second Supplemental Indenture dated December 30, 1997 for
          ProNet Notes.(g)
 4.8      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated
          Notes due 2005 ("A+ Notes") dated October 24, 1995.(h)
 4.9      First Supplemental Indenture dated November 14, 1996 for A+
          Notes.(i)
 4.10     Second Supplemental Indenture dated November 15, 1996 for A+
          Notes.(i)
 4.11     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          A Convertible Preferred Stock of Metrocall.(j)
 4.12     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          C Convertible Preferred Stock of Metrocall.(k)
 4.13     Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Rights of Series
          E Junior Participating Preferred Stock as filed with the
          Secretary of State of the State of Delaware on February 25,
          2000.(b)
 4.14     Warrant Agreement between Metrocall and the First National
          Bank of Boston as Warrant Agent dated as of November 15,
          1996.(l)
10.1      Fourth Amended and Restated Loan Agreement by and among
          Metrocall, certain lenders and Toronto Dominion (Texas),
          Inc. as administrative agent, dated as of December 22,
          1998.(c)
10.2      Securities Exchange Agreement by and between AT&T Wireless
          Services, Inc. and Metrocall dated February 2, 2000.+
10.3      Common Stock Purchase Agreement by and between HMTF Bridge
          MC I, LLC and Metrocall dated February 2, 2000.+
10.4      Common Stock Purchase Agreement by and between Aether
          Systems, Inc. and Metrocall dated February 2, 2000.+
10.5      Common Stock Purchase Agreement by and between PSINet Inc.
          and Metrocall dated February 2, 2000.+
10.6      Stock Purchase Agreement by and among Metrocall and AT&T
          Wireless Services, Inc., McCaw Communications Companies,
          Inc., and AT&T Two Way Messaging Communications, Inc. dated
          June 26, 1998.(m)
10.7      Registration Rights Agreement between Metrocall and McCaw
          Communications Companies, Inc. dated October 1, 1998.(k)
10.8      Unit Purchase Agreement among Metrocall and the entities
          listed thereto dated November 15, 1996.(l)
10.9      Registration Rights Agreement among Metrocall and the
          entities listed thereto dated November 15, 1996.(l)
10.10     Employment Agreement between Metrocall and William L.
          Collins III.(n)
10.11     Amendment to Employment Agreement between Metrocall and
          Williams L. Collins III.(o)
10.12     Second Amendment to Employment Agreement between Metrocall and Williams L. Collins III.(p)
10.13     Third Amendment to Employment Agreement between Metrocall
          and Williams L. Collins III.(q)
10.14     Employment Agreement between Metrocall and Steven D.
          Jacoby.(n)
10.15     Amendment to Employment Agreement between Metrocall and
          Steven D. Jacoby.(o)
10.16     Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(p)
10.17     Third Amendment to Employment Agreement between Metrocall
          and Steven D. Jacoby.(q)

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
10.18     Employment Agreement between Metrocall and Vincent D.
          Kelly.(n)
10.19     Amendment to Employment Agreement between Metrocall and
          Vincent D. Kelly.(o)
10.20     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(p)
10.21     Third Amendment to Employment Agreement between Metrocall
          and Vincent D. Kelly.(q)
10.22     Change of Control Agreement between Metrocall and William L.
          Collins III.(n)
10.23     Change of Control Agreement between Metrocall and Steven D.
          Jacoby.(n)
10.24     Change of Control Agreement between Metrocall and Vincent D.
          Kelly.(n)
10.25     Noncompetition Agreement between Metrocall and Jackie R.
          Kimzey dated August 8, 1997.(r)
10.26     Noncompetition Agreement between Metrocall and David J.
          Vucina dated August 8, 1997.(r)
10.27     Metrocall 1996 Stock Option Plan, as amended.(s)
10.28     Metrocall Amended Employee Stock Purchase Plan.(t)
10.29     Directors' Stock Option Plan, as amended.(u)
10.30     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14, 1994.(v)
10.31     Lease Agreement dated December 20, 1983 between Beacon
          Communications Associates, Ltd. and a predecessor of
          Metrocall.(w)
10.32     Consulting, No Conflict and Nondisclosure Agreement dated
          May 16, 1996 between Metrocall and Elliott H. Singer.+
10.33     Amendment to Consulting, No Conflict and Nondisclosure
          Agreement dated October 1, 1999 between Metrocall and
          Elliott H. Singer.+
10.34     Placement Agreement dated December 17,1998 between Metrocall and Morgan Stanley & Co. Incorporated, NationsBanc
          Montgomery Securities LLC, TD Securities (USA) Inc., First
          Union Capital Markets and BancBoston Roberston Stephens
          Inc.(a)
11.1      Statement re computation of per share earnings.+
21.1      Subsidiaries of Metrocall, Inc.+
23.2      Consent of Arthur Andersen LLP, as independent public
          accountants for Metrocall.+
27.1      Financial Data Schedule.+

---------------

+ Filed herewith.

(a) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 31, 1999.

(b) Incorporated by reference to Metrocall's Registration Statement on Form 8-A filed with the Commission on February 25, 2000.

(c) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on January 4, 1999.

(d) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 23, 1997.

(e) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-96042) filed with the Commission on September 27, 1995.

(f) Incorporated by reference to ProNet's Current Report on Form 8-K filed with the Commission on July 5, 1995.

(g) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 filed with the Commission on May 15, 1998.

(h) Incorporated by reference to the Registration Statement on Form S-1 of A+ Communications, Inc., as amended (File No. 33-95208) filed with the Commission on September 18, 1995.

(i) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 31, 1997.

(j) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(k) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on October 16, 1998.

(l) Incorporated by reference to Metrocall's Current Report on Form 8-K filed with the Commission on November 21, 1996.

(m) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on August 31, 1998.

(n) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.

(o) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.

(p) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.

(q) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.

(r) Incorporated by reference to Metrocall's Registration Statement on Form S-4, as amended (File No. 333-36079) filed with the Commission on September 22, 1997.

(s) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on April 5, 1999.

(t) Incorporated by reference to Metrocall's Registration Statement, Amendment No. 1, on Form S-4 (File No. 333-36079) filed with the Commission on October 27, 1997.

(u) Incorporated by reference to Metrocall's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1993 filed with the Commission on July 21, 1994.

(v) Incorporated by reference to Metrocall's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.

(w) Incorporated by reference to Metrocall's Registration Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.