Form 10-Q
period 2000-03-31
METROCALL INC
filed 2000-05-15
CIK 906525

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                    CLASS                                OUTSTANDING AT MAY 8, 2000
---------------------------------------------- ----------------------------------------------
         Common Stock, $.01 par value                            84,470,500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I.  FINANCIAL INFORMATION

  Item 1. Interim Condensed Consolidated Financial
  Statements
           Balance Sheets, December 31, 1999 and March 31,
  2000......................................................     3
           Statements of Operations for the three months
  ended March 31, 1999 and 2000.............................     4
           Statement of Stockholders' Equity for the three
  months ended March 31, 2000...............................     5
           Statements of Cash Flows for the three months
  ended March 31, 1999 and 2000.............................     6
           Notes to Interim Condensed Consolidated Financial
  Statements................................................     7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    11

  Item 3.Quantitative and Qualitative Disclosures About
         Market Risk........................................    18

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.................................    19
  Item 2. Changes in Securities.............................    19
  Item 3. Defaults Upon Senior Securities...................    19
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................    19
  Item 5. Other Information.................................    19
  Item 6. Exhibits and Reports on Form 8-K..................    19

SIGNATURES..................................................    20

                         PART I.  FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999           2000
                                                              ------------    ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    2,787     $  $49,878
  Accounts receivable, less allowance for doubtful accounts
    of $7,103 as of December 31, 1999 and $6,446 as of March
    31, 2000................................................       52,015         47,096
  Prepaid expenses and other current assets.................        3,333          4,855
                                                               ----------     ----------
         Total current assets...............................       58,135        101,829
                                                               ----------     ----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       15,685         15,777
  Furniture, office equipment and vehicles..................       76,962         79,242
  Paging and plant equipment................................      377,047        379,353
  Less -- Accumulated depreciation and amortization.........     (192,329)      (201,768)
                                                               ----------     ----------
                                                                  277,365        272,604
                                                               ----------     ----------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $433,088 as of December 31, 1999 and
  $485,978 as of March 31, 2000.............................      682,026        632,038
OTHER ASSETS................................................        8,021         24,496
                                                               ----------     ----------
TOTAL ASSETS................................................   $1,025,547     $1,030,967
                                                               ==========     ==========
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $      643     $      665
  Accounts payable..........................................       28,144         20,517
  Accrued expenses and other current liabilities............       42,022         34,212
  Deferred revenues and subscriber deposits.................       24,235         38,391
                                                               ----------     ----------
         Total current liabilities..........................       95,044         93,785
                                                               ----------     ----------
CAPITAL LEASE OBLIGATIONS, less current maturities..........        3,001          2,843
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................       75,375         91,357
SENIOR SUBORDINATED NOTES...................................      698,608        698,652
DEFERRED INCOME TAX LIABILITY...............................      146,387        130,738
MINORITY INTEREST IN PARTNERSHIP............................          510            510
                                                               ----------     ----------
         Total liabilities..................................    1,018,925      1,017,885
                                                               ----------     ----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 239,517
  shares and 227,585 shares issued and outstanding as of
  December 31, 1999 and March 31, 2000, respectively and a
  liquidation preference of $60,927 and $56,896 at December
  31, 1999 and March 31, 2000, respectively.................       53,939         53,356
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 9,595
  shares and 0 shares issued and outstanding as of December
  31, 1999 and March 31, 2000, and a liquidation preference
  of $104,817 and $0 at December 31, 1999 and March 31,
  2000, respectively........................................      104,817              0
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized
    200,000,000 shares; 41,901,908 and 80,353,988 shares
    issued and outstanding as of December 31, 1999 and March
    31, 2000, respectively..................................          419            804
  Additional paid-in capital................................      341,070        509,344
  Accumulated deficit.......................................     (493,623)      (550,422)
                                                               ----------     ----------
         Total stockholders' equity (deficit)...............     (152,134)       (40,274)
                                                               ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $1,025,547     $1,030,967
                                                               ==========     ==========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
REVENUES:
  Service, rent and maintenance revenues....................  $   140,454   $   128,507
  Product sales.............................................       14,576        11,545
                                                              -----------   -----------
          Total revenues....................................      155,030       140,052
          Net book value of products sold...................       (9,815)       (7,765)
                                                              -----------   -----------
                                                                  145,215       132,287
                                                              -----------   -----------
OPERATING EXPENSES:
  Service, rent and maintenance expenses....................       39,994        30,408
  Selling and marketing.....................................       25,025        24,431
  General and administrative................................       41,352        41,389
  Depreciation..............................................       23,052        26,010
  Amortization..............................................       52,671        52,157
                                                              -----------   -----------
                                                                  182,094       174,395
                                                              -----------   -----------
          Loss from operations..............................      (36,879)      (42,108)
INTEREST EXPENSE............................................      (20,700)      (21,564)
INTEREST AND OTHER (EXPENSE) INCOME.........................           16           319
                                                              -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT..............................      (57,563)      (63,353)
INCOME TAX BENEFIT..........................................       15,550        15,649
                                                              -----------   -----------
          Net loss..........................................      (42,013)      (47,704)
PREFERRED DIVIDENDS.........................................       (4,003)       (2,787)
SERIES C PREFERRED EXCHANGE INDUCEMENT......................           --        (6,308)
GAIN ON REPURCHASE OF PREFERRED STOCK.......................        2,208            --
                                                              -----------   -----------
          Loss attributable to common stockholders..........  $   (43,808)  $   (56,799)
                                                              ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS.......................  $     (1.05)  $     (1.17)
                                                              ===========   ===========
Weighted-average common shares outstanding..................   41,670,693    48,452,227
                                                              ===========   ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                       STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                             COMMON STOCK
                                          -------------------   ADDITIONAL
                                            SHARES       PAR     PAID-IN     ACCUMULATED
                                          OUTSTANDING   VALUE    CAPITAL       DEFICIT       TOTAL
                                          -----------   -----   ----------   -----------   ---------
BALANCE, December 31, 1999..............  41,901,908    $419     $341,070     $(493,623)   $(152,134)
Common stock issued for employee stock
  and benefit plans.....................     687,527       7        3,026            --        3,033
Common stock issued upon exercise of
  warrants..............................   1,102,920      11        2,667            --        2,678
Common stock issued in exchange for
  Series C Preferred stock..............  13,250,000     133      105,235            --      105,368
Other common stock issuances............  23,411,633     234       51,038            --       51,272
Series C Preferred exchange
  inducement............................          --      --        6,308        (6,308)          --
Preferred dividends.....................          --      --           --        (2,787)      (2,787)
Net loss................................          --      --           --       (47,704)     (47,704)
                                          ----------    ----     --------     ---------    ---------
BALANCE, March 31, 2000.................  80,353,988    $804     $509,344     $(550,422)   $ (40,274)
                                          ==========    ====     ========     =========    =========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(42,013)  $(47,704)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Depreciation and amortization..........................    75,723     78,167
     Amortization of debt financing costs and debt
      discount..............................................       810        776
     Deferred income taxes..................................   (15,681)   (15,649)
  Cash provided by (used in) changes in assets and
     liabilities:
     Accounts receivable....................................     5,245      4,919
     Prepaid expenses and other current assets..............    (1,290)    (1,522)
     Accounts payable.......................................    (4,397)    (7,627)
     Accrued expenses and other current liabilities.........     4,069     (5,074)
     Deferred revenues and subscriber deposits..............    (3,462)      (844)
                                                              --------   --------
          Net cash provided by operating activities.........    19,004      5,442
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net..................   (25,466)   (21,249)
  Additions to intangibles..................................      (394)    (1,273)
  Other.....................................................    (1,567)    (1,841)
                                                              --------   --------
          Net cash used in investing activities.............   (27,427)   (24,363)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility..........................    29,000     91,000
  Payments under credit facility............................        --    (75,000)
  Net proceeds from issuances of common stock...............       376     51,426
  Repurchase of Series B Preferred stock....................   (16,240)        --
  Deferred debt financing costs.............................      (308)    (1,261)
  Principal payments on long-term debt......................      (238)      (153)
                                                              --------   --------
          Net cash provided by financing activities.........    12,590     66,012
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     4,167     47,091
CASH AND CASH EQUIVALENTS, beginning of period..............     8,436      2,787
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 12,603   $ 49,878
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $ 17,405   $ 25,183
                                                              ========   ========
  Cash payments for income taxes............................  $     --   $    172
                                                              ========   ========

       See notes to interim condensed consolidated financial statements.

                                METROCALL, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, "Metrocall"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three-months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 1999 Annual Report on Form 10-K.

2.  RISKS AND OTHER IMPORTANT FACTORS

     Metrocall sustained net losses of $129.1 million, $172.5 million and $47.7 million for fiscal years 1998, 1999 and the three months ended March 31, 2000, respectively. Those losses are significantly attributable to its consolidation and growth strategies and capital expenditure requirements. Metrocall cannot assure you that it can reverse such losses in the future. At March 31, 2000, Metrocall had an accumulated deficit of approximately $550.4 million. Metrocall's losses from operations and net losses are expected to continue. Metrocall cannot assure you that it will achieve profitability in the future.

     Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and advanced messaging operations and equipment, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At March 31, 2000, Metrocall had approximately $793.5 million outstanding under its credit facility, senior subordinated notes, capital leases and other long-term debt. At March 31, 2000, Metrocall was in compliance with each of the covenants under its $200.0 million credit facility. Metrocall's ability to borrow additional amounts in the future, including amounts currently available under the credit facility, is dependent on Metrocall's ability to comply with the provisions of its credit facility as well as availability of financing in the capital markets. Amounts available under Metrocall's credit facility are subject to certain financial covenants and other restrictions. At March 31, 2000, Metrocall had $109.0 million of additional borrowings available under its credit facility based on its total leverage covenant under which net debt cannot exceed six-times annualized EBITDA (also known as annualized operating cash flow). In the event that Metrocall's EBITDA continues to decrease on a quarterly basis in the second quarter or in future quarters, Metrocall could violate one or more of the covenants of its credit facility. There can be no assurance that Metrocall will remain in compliance with the financial covenants under its credit facility in future periods.

     Metrocall is also subject to certain additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, regulation, litigation and subscriber turnover.

                                METROCALL, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

3.  SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Sales of equipment are recognized upon delivery.

  Long-Lived Assets

     Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Metrocall believes that no permanent impairment in the carrying value of long-lived assets existed at March 31, 2000.

4.  INVESTMENT IN INCISCENT, INC. (INCISCENT)

     On March 17, 2000, Metrocall purchased 50.0% of Inciscent's Series A Convertible Preferred Stock in exchange for $15.0 million of in-kind services and a license to access Metrocall's subscriber base. Metrocall will account for its investment under the equity method of accounting. At March 31, 2000, Metrocall has reflected its $15.0 million investment in Inciscent in other assets and the $15.0 million obligation for in-kind services and access to its subscriber base as deferred revenue on the accompanying balance sheet. Metrocall will recognize revenue on the in-kind services provided to Inciscent as they are performed. Metrocall will recognize revenue ratably on the license to access its customer base over the five-year license period.

5.  LONG-TERM DEBT

     On March 17, 2000, Metrocall and its bank lenders entered into a Fifth Amended and Restated Credit Facility (the "credit facility"). Under the credit facility, subject to certain conditions, Metrocall may borrow up to $200.0 million under two loan facilities. Facility A is a $150.0 million reducing revolving credit facility, and Facility B is a $50.0 million term loan facility. The credit facility is secured by substantially all of the assets of Metrocall. Required quarterly repayments begin on March 31, 2002 and continue through June 1, 2005 for both the Facility A and Facility B commitments. The final maturity of the loan facilities is June 1, 2005.

     The credit facility contains various covenants that, among other restrictions, require Metrocall to maintain certain financial ratios, including total debt to annualized operating cash flow (not to exceed 6.0 to 1.0 through December 31, 2000 and declining thereafter), senior debt to annualized operating cash flow (not to exceed 1.75 to 1.0 through December 31, 2000 and declining to 1.50 to 1.0 thereafter), annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall during the term of the credit facility. The credit facility also provides that certain changes in control of Metrocall during the term of the credit facility will constitute a default.

6.  CAPITAL STOCK

  Exchange of Series C Preferred

     On February 2, 2000, Metrocall and AT&T Wireless, Inc. entered into a Securities Exchange Agreement under which Metrocall agreed to issue 13,250,000 shares of its common stock to AT&T Wireless, Inc., the sole holder of Metrocall's Series C Convertible Preferred Stock (Series C Preferred), in exchange for all the issued and outstanding shares of the Series C Preferred. Metrocall issued the shares of

                                METROCALL, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

6.  CAPITAL STOCK -- (CONTINUED)
its common stock on March 17, 2000 and immediately canceled and retired the shares of Series C Preferred it had received in the exchange transaction.

     Metrocall recorded the exchange transaction by eliminating the carrying value of the Series C Preferred with a corresponding credit to common stock and additional paid-in capital on the balance sheet. On the date the exchange agreement was reached with AT&T Wireless, Inc. the carrying value of the Series C Preferred exceeded the market price of the 13.25 million shares of common stock to be issued by approximately $78.6 million.

     Under GAAP, Metrocall was required to recognize an "inducement" for purposes of determining the net loss applicable to common stockholders equal to the excess of (1) the fair value of the 13.25 million shares of common stock issued to the holder of the Series C Preferred over (2) the fair value of the common stock that would have been issued pursuant to the original conversion terms of the Series C Preferred. Had the original conversion terms been followed, Metrocall would have issued approximately 10.1 million shares based on the carrying value of the Series C Preferred on the date of the exchange. The inducement represents the fair value of the 3.15 million incremental shares of common stock that were issued to the holder in the exchange, or $6.3 million.

  Common Stock Investments

     On March 17, 2000, Metrocall issued approximately 7.8 million shares of common stock for $2.19 per share to each of three equity investors: PSINet, Inc. (PSINet), Aether Systems, Inc. (Aether) and affiliates of Hicks, Muse, Tate & Furst Incorporated (HMTF) pursuant to common stock purchase agreements with each entity dated February 2, 2000. Total proceeds raised from the issuances were approximately $51.0 million and will be used to reduce outstanding debt balances or for other corporate purposes.

  Shareholder Rights Plan

     In February 2000, the Board of Directors adopted a shareholder's rights plan and declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock. The distribution was payable to stockholders of record at the close of business on March 6, 2000. Each Right, when exercisable, entitles the registered holder to purchase from Metrocall 1/1000th of a share of Series E Junior Participating Preferred Stock, par value $.01 per share (the "Series E Preferred") at a price of $50 per 1/1000th share, subject to adjustment. For purposes of the plan, the Board of Directors has designated 100,000 shares of Series E Preferred, which may be increased or decreased by the Board of Directors.

7.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

  Stock Option Plans

     During the three months ended March 31, 2000, the Board of Directors approved grants of options to purchase 2,126,000 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $1.97 to $2.41 per share, a price equal to or greater than the fair market value on the date of grant.

  Employee Stock Purchase Plan

     On January 1, 2000, Metrocall issued 201,109 shares of common stock under the Stock Purchase Plan with a purchase price of approximately $1.69 per share.

                                METROCALL, INC.

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8.  CONTINGENCIES

  Legal and Regulatory Matters

     Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Metrocall's financial position or results of operations.

9.  SUBSEQUENT EVENT

     Metrocall issued 4,116,512 shares of its common stock in exchange for $40,099,000 aggregate principal amounts of its outstanding senior subordinated notes between April 20, 2000 and May 5, 2000. The aggregate principal amounts of senior subordinated notes per series are reflected below:

11 7/8% senior subordinated notes due 2005..............  $ 7,032,000
10 3/8% senior subordinated notes due 2005..............    4,317,000
9 3/4% senior subordinated notes due 2007...............   15,250,000
11% senior subordinated notes due 2008..................   13,500,000
                                                          -----------
                                                          $40,099.000
                                                          ===========

     Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in section 3(a)(9) of that act. The exchanges will be accounted for as an extinguishment of debt with any gain on the transaction recorded as an extraordinary item in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of financial condition and results of operations of Metrocall together with the financial statements and the notes thereto which appear elsewhere in this quarterly report and Metrocall's Annual Report on Form 10-K for the year ended December 31, 1999.

  Forward-looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. Metrocall has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, and include:

     - Metrocall's high leverage and need for substantial capital;

     - Metrocall's ability to service debt;

     - Metrocall's history of net operating losses;

     - the restrictive covenants governing Metrocall's indebtedness;

     - Metrocall's ability to cover fixed charges;

     - the amortization of Metrocall's intangible assets;

     - Metrocall's ability to implement its business strategies;

     - the impact of competition and technological developments;

     - satellite transmission failures;

     - subscriber turnover;

     - litigation;

     - regulatory changes;

     - the risks associated with Metrocall's investment in Inciscent;

     - dependence on key suppliers; and

     - dependence on key management personnel.

     Other matters set forth in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in the forward-looking statements. Metrocall undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

OVERVIEW

     Metrocall is a leading provider of local, regional, and national paging and other wireless messaging services. Through its nationwide network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas. Since 1993, Metrocall's subscriber base has increased from less than 250,000 in 1993 to more than 5.9 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of March 31, 2000, Metrocall was the third largest paging company in the United States based on number of subscribers.

     Metrocall believes that its enhanced nationwide coverage gives it a competitive advantage in gaining additional subscribers. On May 1, 2000, Metrocall acquired NationPage, Inc. in a stock purchase transaction with AT&T Wireless, Inc. This acquisition added approximately 80,000 subscribers located principally in eastern Pennsylvania, New Jersey and upstate New York.

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

     - consideration to be given;

     - potential increase operating cash flow and free cash flow; and,

     - availability of financing and the ability to reduce the combined companies long-term debt.

Any potential transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

     In November 1999, Arch Communications Group, Inc. (Arch) and Paging Network, Inc. (PageNet) announced that they had agreed to merge. Completion of this merger is subject to a number of conditions, including agreement by holders of PageNet's outstanding senior unsecured notes to exchange their notes for Arch common stock. Metrocall has had and may continue to have informal discussions with certain holders of these notes about whether Metrocall might be able to present an alternative to the Arch merger. Metrocall has not made any offer with respect to PageNet, and there is no assurance that Metrocall will make any such proposal or that the proposal would be successful. Metrocall also engages, from time to time, in discussions with other industry participants about potential consolidation transactions. Again, there can be no assurance that any such discussion will lead to a consolidation transaction.

     Metrocall's growth, whether internal or through consolidation, requires significant capital investment for paging equipment and technical infrastructure. Metrocall also purchases subscriber devices for that portion of its subscriber base to which it rents pagers. During the three months ended March 31, 2000, capital expenditures totaled $21.5 million, which included approximately $16.1 million for subscriber equipment, representing increases in pagers on hand and on rent or lease. Metrocall estimates capital expenditures for the year ending December 31, 2000 will approximate $90.0 million, primarily for one-way and two-way messaging devices, transmission equipment and information system enhancements.

     For the remainder of 2000, Metrocall's operational focus will include the following:

     - Managing capital requirements and increasing free cash flow by:

        -- continuing to focus on selling, rather than leasing, one-way or two-way messaging devices in order to reduce capital expenditure requirements per subscriber;

        -- increasing revenues associated with the recent introduction of two-way messaging products and air-time services, which will generate higher ARPU than traditional paging services;

        -- increasing revenues and cash flow through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit (ARPU) than traditional paging services; and

        -- further increasing the utilization of the nationwide network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

     - Managing and lowering operating costs through cost containment initiatives; and other operational efficiencies such as the recent combination of Metrocall's commercial and internal voice mail and data networking over the same Asynchronous Transfer Mode (ATM) network; and,

     - Maximizing internal growth potential by continuing to broaden Metrocall's distribution network and expanding target markets to capitalize on the growing appeal of two-way and advanced messaging and other wireless products;

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

     - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of the Metrocall's network systems and customer service support centers.

     - Selling and marketing expenses: include salaries, commissions and administrative costs for Metrocall's sales force and related marketing and advertising expenses.

     - General and administrative expenses: include executive management, accounting, office telephone, repairs and maintenance, management information systems and employee benefits.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH 1999

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended March 31, 1999 and 2000.

                                          MARCH 31,      % OF     MARCH 31,      % OF     INCREASE OR
                                             1999      REVENUES      2000      REVENUES   (DECREASE)
                                          ----------   --------   ----------   --------   -----------
REVENUES
  Service, rent and maintenance.........  $  140,454     96.7     $  128,507     97.1      $(11,947)
  Product sales.........................      14,576     10.0         11,545      8.7        (3,031)
                                          ----------    -----     ----------    -----      --------
          Total revenues................     155,030    106.7        140,052    105.8       (14,978)
  Net book value of products sold.......      (9,815)    (6.7)        (7,765)    (5.8)       (2,050)
                                          ----------    -----     ----------    -----      --------
  Net revenues..........................  $  145,215    100.0     $  132,287    100.0      $(12,928)
                                          ==========    =====     ==========    =====      ========
ARPU....................................  $     8.15              $     7.18               $  (0.97)
Number of subscribers...................   5,750,215               5,989,863                239,648

     Total revenues decreased approximately $15.0 million, or approximately 9.7%, from $155.0 million for the three months ended March 31, 1999 ("1999") to $140.0 million for the three months ended March 31, 2000 ("2000"). Net revenues decreased approximately $12.9 million, or 8.9%, from $145.2 million in 1999 to $132.3 million in 2000. ARPU for paging services decreased from $8.15 per unit in 1999 to $7.18 per unit in 2000. There was an increase in the number of subscribers of 239,648 since March 31, 1999. The decrease in net revenues was primarily the result of a change in subscriber mix that occurred since March 31, 1999, which benefited the indirect distribution channels, which are characterized by lower ARPUs. Since March 31, 1999, the majority of the subscribers that have been added into Metrocall's distribution channels have been under its strategic alliances. This channel is characterized by lower ARPU but is also characterized by lower operating costs as the alliance party provides a portion of the marketing, billing and other services for the subscriber. Metrocall expects that revenues and ARPU will continue to be affected by the shift in distribution mix that occurred during 1999 and may continue to decrease within its traditional one-way business during the remainder of 2000 as two-way messaging products and other competing messaging products and technologies attract existing subscribers. Metrocall expects to focus its direct sales and marketing resources over the remainder of 2000 to concentrate on selling newly available two-way messaging products and air-time services and other advanced messaging products to existing and new subscribers. These products and services are generally characterized by higher

ARPU than Metrocall's current ARPU. Metrocall does not expect a significant revenue impact from the new two-way services in the first half of 2000 based on current product availability estimates.

     Product sales decreased approximately $3.0 million or 20.8% from $14.6 million in 1999 to $11.5 million in 2000 and decreased as a percentage of net revenues from 10.0% in 1999 to 8.7% in 2000. Net book value of products sold decreased approximately $2.0 million or 20.9% from $9.8 million in 1999 to $7.8 million in 2000 and decreased as a percentage of net revenues from 6.7% in 1999 to 5.8% in 2000. The majority of the decrease in product sales is attributable to the sale of Metrocall's electronic tracking business, which occurred in November 1999. Product sales generated from this business were approximately $1.7 million through March 31, 1999.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended March 31, 1999 and 2000.

                                             MARCH 31,     % OF     MARCH 31,     % OF     INCREASE OR
                                               1999      REVENUES     2000      REVENUES   (DECREASE)
                                             ---------   --------   ---------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance..............  $ 39,994      27.5     $ 30,408      23.0       $(9,586)
Selling and marketing......................    25,025      17.2       24,431      18.5          (594)
General and administrative.................    41,352      28.5       41,389      31.3            37
Depreciation and amortization..............    75,723      52.2       78,167      59.1         2,444
                                             --------     -----     --------     -----       -------
                                             $182,094     125.4     $174,395     131.9       $(7,699)
                                             ========     =====     ========     =====       =======

                                                              MARCH 31,   MARCH 31,
                                                                1999        2000      (DECREASE)
                                                              ---------   ---------   ----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance.......................    $2.34       $1.70       $(0.64)
Monthly selling and marketing...............................     1.46        1.37        (0.09)
Monthly general and administrative..........................     2.42        2.32        (0.10)
                                                                -----       -----       ------
Average monthly operating costs.............................    $6.22       $5.39       $(0.83)
                                                                =====       =====       ======

     Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1999 to 2000. Average monthly operating cost per unit decreased $0.83 from $6.22 per unit for 1999 to $5.39 per unit for 2000. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses decreased approximately $9.6 million from $40.0 million in 1999 to $30.4 million in 2000 and decreased as a percentage of net revenues from 27.5% in 1999 to 23.0% in 2000. Monthly service, rent and maintenance expense per unit has decreased from $2.34 per unit in 1999 to $1.70 per unit in 2000. Service, rent and maintenance expenses have decreased as a percentage of revenues primarily due to a decrease in telecommunication expenses as a result of renegotiated telecommunications contracts, deconstruction of redundant tower sites and other cost reduction initiatives. Metrocall expects that its service, rent and maintenance expenses for its traditional paging services may be flat for the remainder of 2000 and may increase due to service costs related to providing two-way messaging services as Metrocall expands its two-way message services and incurs additional costs associated with operating leases for two-way messaging equipment.

     Selling and marketing expenses decreased approximately $0.6 million from $25.0 million in 1999 to $24.4 million in 2000 and increased as a percentage of net revenues from 17.2% in 1999 to 18.5% in 2000. The overall expense decrease was the result of lower sales commissions offset by higher salary costs associated with a 15% increase in the number of sales representatives since March 31, 1999. Selling and marketing expenses increased as a percentage of revenues during 2000 as a result of the reduction in revenues. Monthly selling and marketing expenses per unit has decreased from $1.46 per unit in 1999 to $1.37 per unit in 2000 as a result of the increase in the subscriber base from March 31, 1999. Metrocall expects that selling and marketing expenses may continue to increase as it continues to expand its sales force and conducts national advertising programs to promote two-way messaging services.

     General and administrative expenses remained flat at $41.4 million in 2000, and increased as a percentage of net revenues from 28.5% in 1999 to 31.3% in 2000. General and administrative expenses have increased as a percentage of net revenues due to the reduction in revenues. Monthly general and administrative expense per unit has decreased from $2.42 per unit in 1999 to $2.32 per unit in 2000 due to the increase in the subscriber base since March 31, 1999. Metrocall expects general and administrative expenses will remain consistent on a quarterly basis for the remainder of 2000 and expects that they will slightly decline when compared to what Metrocall incurred in the comparable quarters of 1999.

     Depreciation expense increased approximately $3.0 million from $23.0 million in 1999 to $26.0 million in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and property, plant and equipment and computer hardware and software that had been acquired since March 31, 1999.

     Amortization decreased $0.5 million from $52.7 million in 1999 to $52.2 million in 2000 primarily as a result of a small number of intangible assets, for which amortization expense had been incurred in the three months ended March 31, 1999, being fully amortized by December 31, 1999. Amortization expense was comprised of the following elements in 1999 and 2000:

                                                      AMORTIZATION   MARCH 31,   MARCH 31,
                                                         PERIOD        1999        2000      INCREASE
                                                      ------------   ---------   ---------   --------
Subscriber lists....................................   3 years        $36,148     $35,958      $190
FCC licenses........................................   10 years         9,065       8,984        81
Goodwill............................................   10 years         5,645       5,645        --
Other...............................................   various          1,813       1,570       243
                                                                      -------     -------      ----
                                                                      $52,671     $52,157      $514
                                                                      =======     =======      ====

     Metrocall expects that amortization expenses will continue to be a significant non-cash operating expenses for the remainder of 2000 and 2001 as it amortizes amounts allocated to subscriber lists of acquired companies.

                                                              MARCH 31,   MARCH 31,   INCREASE OR
                                                                1999        2000      (DECREASE)
                                                              ---------   ---------   -----------
OTHER
Interest and other income, net..............................  $     16    $    319      $   303
Interest expense............................................   (20,700)    (21,564)         864
Income tax benefit..........................................    15,550      15,649           99
Net loss....................................................   (42,013)    (47,704)       5,691
Preferred dividends.........................................    (4,003)     (2,787)      (1,216)
Series C Preferred exchange inducement......................        --      (6,308)       6,308
Gain on repurchase of preferred stock.......................     2,208          --        2,208
EBITDA......................................................    38,844      36,059       (2,785)

     Interest expense increased approximately $0.9 million, from $20.7 million in 1999 to $21.6 million in 2000 due to higher average debt balances outstanding during 2000. Average debt balances were approximately $20 million greater in 2000 than in 1999 primarily as a result of debt incurred for general corporate purposes in 2000.

     Metrocall's net loss increased approximately $5.7 million from $42.0 million in 1999 to $47.7 million in 2000. The increase in net loss was primarily the result of the decreases in revenues as a result of the reduction in ARPU, offset partially by decreases in operating expenses. Net losses are expected to continue in future periods.

     Preferred dividends decreased approximately $1.2 million in 2000 from $4.0 million in 1999 to $2.8 million in 2000. The decrease is attributable to the cessation of dividends on the Series C Preferred in

February 2000 after Metrocall and the holder of the Series C Preferred reached an agreement to exchange the Series C Preferred for Metrocall common stock.

     In February 2000, Metrocall and the holder of all the issued and outstanding shares of Metrocall's Series C Preferred reached an agreement in which the holder of the Series C Preferred agreed to exchange such shares for
13.25 million shares of Metrocall common stock. The number of shares of common stock issued by Metrocall in the transaction was approximately 3.15 million shares in excess of what Metrocall would have issued had the holder elected to convert the Series C Preferred based on its original conversion provisions. However, under the original conversion terms the holder of the Series C Preferred would have not had the ability to convert its holdings until October 2003 or earlier upon a change of control event. The $6.3 million inducement recorded in connection with this transaction represents the fair market value of the 3.15 million additional shares of common stock that were issued by Metrocall. At the time of the transaction, the carrying value of the Series C Preferred was approximately $105.4 million. If held to maturity, Metrocall could have been required to redeem the Series C Preferred in for approximately $239.0 million in cash. Metrocall recorded the issuance of common stock and the reduction of the $105.4 million carrying value of the Series C Preferred as an increase to stockholders' equity, which represented an excess of $78.6 million over the then fair value of the common stock.

     In January 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Junior Convertible Preferred Stock for $16.2 million, representing a $2.2 million discount from its carrying value.

     EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered as an alternative to net income (loss) from operations, cash flows from operating activities, or any other measure of financial performance under GAAP. EBITDA as defined by Metrocall is used in its credit facility and senior subordinated note indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA decreased $2.8 million from $38.8 million in 1999 to $36.0 million in 2000. The decrease is due to the decrease in net revenue of $12.9 million offset by the decrease in operating expenses of $10.1 million. EBITDA margin increased from 26.7% in 1999 to 27.3% in 2000. EBITDA may continue to decrease until such time as Metrocall can produce meaningful revenue contribution from the new two-way messaging products and services.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     For the three months ended March 31, 2000, Metrocall's cash provided by operating activities decreased by approximately $13.6 million from $19.0 million for the three months ended March 31, 1999 to $5.4 million for the three months ended March 31, 2000.

     Net cash used in investing activities decreased approximately $3.0 million from $27.4 million for the three months ended March 31, 1999 to $24.4 million for the three months ended March 31, 2000. The decrease in net cash used for investing activities was primarily the result of a decrease in purchases of property and equipment. Capital expenditures were approximately $25.5 million and $21.5 million for the quarters ended March 31, 1999 and 2000, respectively. Capital expenditures for the three months ended March 31, 2000 included approximately $16.1 million for one-way and two-way messaging devices representing increases in pagers on hand and net increases to the rental subscriber base. The balance of capital expenditures included $1.8 million for information systems and computer related equipment, $3.0 million for network construction and development and $0.6 million for general purchases including leasehold improvements and office equipment. Total capital expenditures for the year ending December 31, 2000 are estimated to be approximately $90.0 million and primarily consist of messaging devices, paging and transmission equipment and information systems enhancements. Metrocall expects that its capital expenditures for the year ending December 31, 2000, will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on internal growth, general business and economic conditions and competitive pressures.

     Net cash provided by financing activities increased approximately $53.4 million from $12.6 million for the three months ended March 31, 1999 to $66.0 million for the three months ended March 31, 2000. The increase was primarily the result of additional net borrowings under the Metrocall's credit facility of $16.0 million and proceeds from the common stock investments made by HMTF, PSINet, and Aether of approximately $51.0 million.

  Working Capital

     Metrocall's working capital improved by $44.9 million from a deficit of ($36.9) million at December 31, 1999 to $8.0 million at March 31, 2000. The improvement in working capital was primarily the result of an increase in cash and cash equivalents at March 31, 2000 as a result of the proceeds received from the common stock investments described above, and a decrease in accounts payable and accrued expenses balances related to the timing of payments to Metrocall's vendors for its operating expenses; these were offset by a decrease in accounts receivable as a result of improved collections experience and the decrease in revenues.

  Long-Term Debt

     At December 31, 1999 and March 31, 2000, long-term debt consisted of:

                                                             DECEMBER 31,   MARCH 31,   INCREASE OR
                                                                 1999         2000      (DECREASE)
                                                             ------------   ---------   -----------
LONG-TERM DEBT
Borrowings under the credit facility.......................    $ 75,000     $ 91,000      $16,000
Senior subordinated notes..................................     698,608      698,652           44
Capital leases and other debt..............................       4,019        3,865         (154)
                                                               --------     --------      -------
     Total long-term debt..................................    $777,627     $793,517      $15,890
                                                               ========     ========      =======

     Borrowings and repayments under the credit facility. During the three months ended March 31, 2000, Metrocall increased its net borrowings outstanding under its credit facility by approximately $16.0 million from December 31, 1999. These funds were primarily used for general corporate purposes.

     On March 17, 2000, Metrocall and certain lenders entered into a Fifth Amended and Restated Credit Facility (the "credit facility"). Subject to certain conditions, Metrocall may borrow up to $200.0 million under the facility. Under the credit facility, Metrocall is required to comply with or maintain certain financial and operating covenants including certain financial ratios, such as total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also provides that certain changes in control of Metrocall, as defined, will constitute a default. At March 31, 2000, Metrocall was in compliance with all of these covenants. At March 31, 2000, $91.0 million was outstanding under the credit facility and $109.0 million of additional borrowings were available to the Metrocall based on its total leverage covenant.

     As described above, certain of the covenants under the credit facility are determined based on Metrocall's quarterly EBITDA, which is also known as operating cash flow. In the event that Metrocall's EBITDA continues to decrease in the second quarter or future quarters, Metrocall could violate one or more of the covenants under its credit facility. In the event that this occurs, Metrocall could be viewed to be in default of its credit facility and Metrocall's bank lenders could prevent it from borrowing any additional amounts under the credit facility until the default is cured or may require that all of the outstanding borrowings be repaid. Under this circumstance, there can be no assurance that the bank lenders would grant a waiver for the covenant that was in default or that Metrocall would be able to pay or refinance such outstanding borrowings on acceptable terms to Metrocall. There can be no assurance that Metrocall will continue to remain in compliance with the covenants of its credit facility.

     Senior subordinated notes. There are no principal payments required under the senior subordinated notes during the year ending 2000. Between April 20, 2000 and May 5, 2000, in multiple transactions, Metrocall issued 4,116,512 shares of its common stock in exchange for $40,099,000 aggregate principal amounts of its outstanding senior subordinated notes. The aggregate principal amounts of senior subordinated notes per series are reflected below:

11 7/8% senior subordinated notes due 2005.............   $ 7,032,000
10 3/8% senior subordinated notes due 2005.............     4,317,000
9 3/4% senior subordinated notes due 2007..............    15,250,000
11% senior subordinated notes due 2008.................    13,500,000
                                                          -----------
                                                          $40,099,000
                                                          ===========

     Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in section 3(a)(9) of that act.

     Access to Future Capital. Metrocall's ability to access borrowings under the credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon its future performance and its cash flows from operations. These dependencies will be subject to financial, business and other factors, certain of which are beyond Metrocall's control, such as prevailing economic conditions. Metrocall cannot assure you that, in the event it were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. Metrocall believes that funds generated by its operations, together with those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund its existing operations for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Metrocall is exposed to risks associated with interest rate changes. Metrocall does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At March 31, 2000, total outstanding debt consisted of five issues of fixed rate, senior subordinated notes and the credit facility, which had a variable interest rate:

FIXED RATE DEBT:

                                       EFFECTIVE                INTEREST PAYMENTS
PRINCIPAL BALANCE     FAIR VALUE     INTEREST RATE   MATURITY          DUE
-----------------   --------------   -------------   --------   -----------------
 $100.0 million     $ 87.0 million      13.65%         2005       Semi-Annually
 $  0.2 million     $  0.2 million      11.88%         2005       Semi-Annually
 $150.0 million     $125.6 million      12.39%         2007       Semi-Annually
 $200.0 million     $166.0 million      11.75%         2007       Semi-Annually
 $250.0 million     $206.3 million      13.33%         2008       Semi-Annually

     No principal repayments are due under these notes until maturity. If at maturity Metrocall refinanced these notes at interest rates that are 1/4 percentage point higher than their stated rates, its per annum interest costs would increase by $1.8 million. Based on the outstanding balances at March 31, 2000 a hypothetical immediate 1/4 percentage point change in interest rates would change the fair value of its fixed rate debt obligations by approximately $6.1 million.

VARIABLE RATE DEBT:

                   WEIGHTED AVERAGE              INTEREST PAYMENTS
PRINCIPLE BALANCE   INTEREST RATE     MATURITY          DUE
-----------------  ----------------   --------   -----------------
$91.0 million            7.6%           2005       Quarterly

     Metrocall's credit facility bears interest at floating rates and matures in 2005. As of March 31, 2000 there was $91.0 million outstanding under the credit facility and $109.0 million available for future borrowings. Based on weighted average borrowings outstanding under the credit facility during the three months ended March 31, 2000, a 1/4 percentage point change in our weighted average interest rate would have caused interest expense to increase or decrease by approximately $0.2 million. Repayments under the credit facility may be made at anytime without penalty.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or its results of operations.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
  10.1   Fifth Amended and Restated Loan Agreement by and among
         Metrocall, certain lenders and Toronto Dominion (Texas),
         Inc. as administrative agent, dated as of March 17, 2000.
  11.1   Statement re: computation of per share earnings.
  27     Financial Data Schedule.

---------------

     (b) Reports on Form 8-K

     Metrocall filed a Current Report on Form 8-K with the SEC on February 11, 2000 regarding agreements to exchange common stock for Series C Preferred, issue shares of its common stock to three equity investors, and to acquire shares of Inciscent's Series A Preferred Stock.

     Metrocall filed a Current Report on Form 8-K with the SEC on February 28, 2000 regarding the adoption of its shareholder rights plan.

     Metrocall filed a Current Report on Form 8-K with the SEC on March 27, 2000 regarding consummation of its agreements to exchange common stock for the Series C Preferred, to issue shares of its common stock to three equity investors, and to acquire shares of Inciscent's Series A Preferred Stock; and entering into a revised credit facility agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                        METROCALL, INC.

                                                 /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                     Vincent D. Kelly
                                                 Chief Financial Officer,
                                          Treasurer and Executive Vice President