Form 10-Q
period 2000-06-30
METROCALL INC
filed 2000-08-14
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No..)

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   CLASS                     OUTSTANDING AT AUGUST 1, 2000
         Common Stock, $.01 par value               87,575,728

                        METROCALL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                                  PAGE
                                                                                                                 NUMBER
--------------------------------------------------------------------------------------------------------------------
 PART I                       FINANCIAL INFORMATION
   Item 1                     Interim Condensed Consolidated Financial Statements
                              Balance Sheets, December 31, 1999 and June 30, 2000................................. 3
                              Statements of Operations for the three and six months ended June 30, 1999 and 2000   4
                              Statement of Stockholders' Equity/(Deficit) for the six months ended June 30, 2000   5
                              Statements of Cash Flows for the six months ended June 30, 1999 and 2000.........    6
                              Notes to Interim Condensed Consolidated Financial Statements.....................    7
                              Management's Discussion and Analysis of Financial Condition and Results of
   Item 2                         Operations...................................................................... 10
   Item 3                     Quantitative and Qualitative Disclosures About Market Risk.......................... 23

 PART II                      OTHER INFORMATION

   Item 1                     Legal Proceedings................................................................... 24
   Item 2                     Changes in Securities............................................................... 24
   Item 3                     Defaults Upon Senior Securities..................................................... 24
   Item 4                     Submission of Matters to a Vote of Security Holders................................. 25
   Item 5                     Other Information................................................................... 25
   Item 6                     Exhibits and Reports on Form 8-K.................................................... 25


SIGNATURES........................................................................................................ 26

                          PART I. FINANCIAL INFORMATION
           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                       DECEMBER 31,           JUNE 30,
                                                                                           1999                2000
                                                                                    ------------------ -------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................         $  2,787            $ 40,420
   Accounts receivable, less allowance for doubtful accounts of $6,196 as of
      December 31, 1999 and $6,858 as of June 30, 2000, respectively................           52,015              44,729
   Prepaid expenses and other current assets........................................            3,333               5,062
                                                                                    ------------------ -------------------
              Total current assets..................................................           58,135              90,211
                                                                                    ------------------ -------------------
PROPERTY AND EQUIPMENT:
   Land, buildings and leasehold improvements.......................................           15,685              16,049
   Furniture, office equipment and vehicles.........................................           76,962              85,167
   Paging and plant equipment.......................................................          377,047             350,854
   Less - Accumulated depreciation and amortization.................................        (192,329)           (182,070)
                                                                                    ------------------ -------------------
                                                                                              277,365             270,000
INTANGIBLE ASSETS, net of accumulated amortization of approximately
   $433,088 as of December 31, 1999 and $538,642 as of June 30, 2000, respectively..          682,026             593,227
OTHER ASSETS........................................................................            8,021              22,558
                                                                                    ------------------ -------------------
TOTAL ASSETS........................................................................       $1,025,547           $ 975,996
                                                                                    ------------------ -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt.............................................           $  643              $  687
   Accounts payable.................................................................           28,144              19,809
   Accrued expenses and other current liabilities...................................           42,022              42,020
   Deferred revenues and subscriber deposits........................................           24,235              22,706
                                                                                    ------------------ -------------------
                 Total current liabilities..........................................           95,044              85,222
                                                                                    ------------------ -------------------

CAPITAL LEASE OBLIGATIONS, less current maturities..................................            3,001               2,682
LONG-TERM DEFERRED REVENUE .........................................................                -              11,239
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current maturities...................           75,375             105,339
SENIOR SUBORDINATED NOTES...........................................................          698,608             649,688
DEFERRED INCOME TAX LIABILITY.......................................................          146,387             117,283
MINORITY INTEREST IN PARTNERSHIP....................................................              510                 510
                                                                                    ------------------ -------------------
                 Total liabilities..................................................        1,018,925             971,963


COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
    value $.01 per share; 810,000 shares authorized; 239,517 and 243,516 shares
    Issued and outstanding as of December 31, 1999 and June 30, 2000, respectively, and a liquidation preference of $60,927 and $60,879 at
    December 31, 1999 and June 30, 2000, respectively...............................           53,939              55,655
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par value $.01 per share;
    25,000 shares authorized; 10,378 and 0 shares issued and outstanding as of
    December 31, 1999 and June 30, 2000, and a liquidation preference of
    $104,817 and $0 at December 31, 1999 and June 30, 2000, respectively............          104,817                   -
STOCKHOLDERS' EQUITY/(DEFICIT):
 Common stock, par value $.01 per share; authorized 200,000,000 shares;
   41,901,908 and 85,401,723 shares issued and outstanding as of December 31,
   1999 and June 30, 2000, respectively.............................................              419                 854
Additional paid-in capital..........................................................          341,070             540,497
Accumulated deficit.................................................................        (493,623)           (592,973)
                                                                                    ------------------ -------------------
Total stockholders' equity/(deficit)................................................        (152,134)            (51,622)
                                                                                    ------------------ -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                                       $1,025,547           $ 975,996
                                                                                           ==========           =========
                                                                                    ------------------ -------------------


        See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                         ------------------------------------------------------------------------

                                                                     1999             2000             1999               2000
                                                         ------------------------------------------------------------------------
REVENUES:

Service, rent and maintenance revenues.................           $  138,949        $  126,884      $  279,403         $  255,391
Product sales..........................................               16,681            13,783          31,257             25,328
                                                         ------------------------------------------------------------------------
Total revenues.........................................              155,630           140,667         310,660            280,719
Net book value of products sold........................              (9,897)           (9,402)        (19,712)           (17,167)
                                                         ------------------------------------------------------------------------
                                                                     145,733           131,265         290,948            263,552
                                                         ------------------------------------------------------------------------
OPERATING EXPENSES:
Service, rent and maintenance expenses.................               41,621            32,742          81,615             63,150
Selling and marketing..................................               24,639            27,034          49,664             51,465
General and administrative.............................               42,816            41,479          84,168             82,868
Depreciation...........................................               23,602            27,877          46,654             53,887
Amortization...........................................               52,831            52,223         105,502            104,380
                                                         ------------------------------------------------------------------------
                                                                     185,509           181,355         367,603            355,750
                                                         ------------------------------------------------------------------------
Loss from operations...................................             (39,776)          (50,090)        (76,655)           (92,198)
INTEREST EXPENSE.......................................             (21,121)          (21,180)        (41,821)           (42,744)
INTEREST AND OTHER INCOME, NET.........................                  212             (140)             228                179
                                                         ------------------------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT AND
EXTRAORDINARY ITEM......................................            (60,685)          (71,410)       (118,248)          (134,763)
INCOME TAX BENEFIT......................................              15,974            15,371          31,524             31,020
LOSS BEFORE EXTRAORDINARY ITEM                                      (44,711)          (56,039)        (86,724)          (103,743)
EXTRAORDINARY ITEM (net of income taxes of $0.2
million)                                                                   -            15,787               -             15,787
                                                         ------------------------------------------------------------------------
Net loss................................................            (44,711)          (40,252)        (86,724)           (87,956)
PREFERRED DIVIDENDS.....................................             (4,048)           (2,299)         (8,051)            (5,086)
SERIES C PREFERRED EXCHANGE INDUCEMENT..................                   -                 -               -            (6,308)
GAIN ON REPURCHASE OF PREFERRED STOCK...................                   -                 -           2,208                  -
                                                         ------------------------------------------------------------------------
Loss attributable to common stockholders................          $ (48,759)        $ (42,551)      $ (92,567)         $ (99,350)
                                                         ------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE
ATTRIBUTABLE TO COMMON
STOCKHOLDERS:.......................................
Loss per share before extraordinary item attributable
to common stockholders...................................         $   (1.17)        $   (0.70)      $   (2.22)         $  ( 1.74)
Extraordinary item, net of income tax benefit                             -              0.19               -               0.24
                                                         ------------------------------------------------------------------------
Basic and diluted loss per share attributable to
common stockholders......................................         $   (1.17)        $   (0.51)      $   (2.22)         $   (1.50)
                                                                  ==========        ==========      ==========         ==========
Weighted-average common shares outstanding...............         41,670,693        83,355,628      41,670,693         66,169,421


       See notes to interim condensed consolidated financial statements.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                          COMMON STOCK

                                              -------------------------------------
                                                                                        ADDITIONAL
                                                                         PAR              PAID-IN     ACCUMULATED
                                               SHARES OUTSTANDING       VALUE             CAPITAL       DEFICIT         TOTAL
                                              -----------------------------------------------------------------------------------
BALANCE, December 31, 1999...................     41,901,908          $  419       $ 341,070         $  (493,623)   $ (152,134)
Common stock issued for employee stock
  and benefit plans..........................        686,750               7           3,017               -             3,024
Common stock issued upon exercise of
   warrants..................................      1,102,920              11           2,667                             2,678
Common stock issued in exchange for Series
   C Preferred stock.........................     13,250,000             133         105,235               -           105,368
Common stock issued in exchange for senior
   subordinated notes .......................      5,048,512              50          31,163                            31,213
Other common stock issuances.................     23,411,633             234          51,037               -            51,271
Series C Preferred exchange inducement               -                    -            6,308              (6,308)          -
Preferred dividends..........................        -                    -              -                (5,086)       (5,086)
Net loss.....................................        -                    -              -               (87,956)      (87,956)
                                             ------------------------------------------------------------------------------------
BALANCE, June 30, 2000.......................     85,401,723        $   854        $ 540,497         $  (592,973)   $  (51,622)
                                             ====================================================================================




       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,

                                                                                             1999                 2000
                                                                                       -------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...........................................................................           $ (86,724)          $(87,956)
   Adjustments to reconcile net loss to net cash provided by operating activities--
       Extraordinary item                                                                                 -           (15,787)
      Depreciation and amortization...................................................              152,156            158,267
      Equity in loss of Inciscent                                                                         -                881
      Amortization of debt financing costs and debt discount..........................                1,581              1,353
       Deferred income taxes..........................................................              (31,715)           (31,020)
   Cash provided by (used in) changes in assets and liabilities:
      Accounts Receivable.............................................................               (8,319)             8,505
      Prepaid expenses and other current assets.......................................                 (478)            (1,582)
      Accounts payable................................................................               (1,285)            (8,335)
      Accrued expenses and other current liabilities..................................                7,304               (927)
      Deferred revenues and subscriber deposits.......................................                  979             (5,233)
                                                                                       -------------------- ------------------
             Net cash (used) provided by operating activities.........................               33,499             18,166
                                                                                       -------------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of businesses net of cash acquired                                                       -            (12,575)
   Capital expenditures, net..........................................................              (51,914)           (45,152)
   Other..............................................................................               (1,779)            (2,755)
                                                                                       -------------------- ------------------
             Net cash used in investing activities....................................              (53,693)           (60,482)
                                                                                       -------------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facility,net ..............................................               44,000             30,000
   Repurchase of Series B Preferred...................................................              (16,240)                  -
   Deferred debt financing costs......................................................                 (390)            (1,304)
   Principal payments on long-term debt...............................................                 (592)              (310)
   Net proceeds from issuance of common stock.........................................                  376             51,563
                                                                                       -------------------- ------------------
             Net cash provided by financing activities................................               27,154             79,949
                                                                                       -------------------- ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................               (6,960)            37,633
CASH AND CASH EQUIVALENTS, beginning of period........................................                8,436              2,787
                                                                                       -------------------- ------------------
CASH AND CASH EQUIVALENTS, end of period..............................................             $ 15,396            $40,420
                                                                                       ==================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest............................................................             $ 32,348            $17,077
Cash payments for income taxes                                                                            -                  -
Fair value of common stock exchanged for senior subordinated notes                                        -            $31,342

Fair value of assets acquired in business acquisition                                                     -            $15,218
   Less cash paid for acquisition                                                                         -            (12,575)
                                                                                       -------------------- ------------------
   Liabilities assumed                                                                                    -             $2,643
                                                                                       ==================== ==================





       See notes to interim condensed consolidated financial statements.

                         METROCALL INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.  GENERAL

            The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, "Metrocall"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 1999 Annual Report on Form 10-K.

2.          RISKS AND OTHER IMPORTANT FACTORS

            Metrocall sustained net losses of $129.1 million, $172.5 million and $88.0 million for fiscal years 1998, 1999 and the six months ended June 30, 2000, respectively. Those losses were significantly attributable to its consolidation and growth strategies and capital expenditure requirements. Metrocall cannot assure you that it can reverse such losses in the future. At June 30, 2000, Metrocall had an accumulated deficit of approximately $593.0 million. Metrocall's losses from operations and net losses are expected to continue. Metrocall cannot assure you that it will achieve profitability in the future.

            Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At June 30, 2000, Metrocall had approximately $758.4 million outstanding under its credit facility, senior subordinated notes, capital leases and other long-term debt. At June 30, 2000, Metrocall was in compliance with each of the covenants under its $200.0 million credit facility. (See Footnote 5) Metrocall's ability to borrow additional amounts in the future, including amounts currently available under the credit facility, is dependent on Metrocall's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets. Amounts available under the credit facility are subject to certain financial covenants and other restrictions. At June 30, 2000, Metrocall had approximately $2.0 million of additional borrowings available under its credit facility based on its total leverage covenant under which net debt cannot exceed six times annualized EBITDA (also known as annualized operating cash flow). Metrocall believes that this covenant is currently its most restrictive financial covenant. In the event that Metrocall's EBITDA continues to decrease on a quarterly basis in the third quarter or future quarters, Metrocall could violate one or more of the covenants of its credit facility.

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

            Long-Lived Assets

            Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Metrocall believes that no permanent impairment in the carrying value of long-lived assets existed at June 30, 2000.

4.          INVESTMENT IN INCISCENT, INC. (INCISCENT)

            On March 17, 2000, Metrocall purchased 50.0% of Inciscent's Series A Convertible Preferred Stock in exchange for $15.0 million of in-kind services and a license to access Metrocall's subscriber base. Metrocall has accounted for its preferred investment similar to the equity method of accounting. At March 31, 2000, Metrocall has reflected its investment in Inciscent in other assets and its obligation for in-kind services and access to its subscriber base as deferred revenue on the accompanying balance sheet. Metrocall recognizes revenue on the in-kind services provided to Inciscent as they are performed. Metrocall will recognize revenue ratably on the license to access its customer base over the five-year license period. During the six months ended June 30, 2000, Metrocall had recognized losses associated with its preferred stock investment of $881, which are included in interest and other, net.

5.          LONG-TERM DEBT

            Credit Facility

            On March 17, 2000, Metrocall and its bank lenders entered into a Fifth Amended and Restated Credit Facility (the "credit facility"). Under the credit facility, subject to certain conditions, Metrocall may borrow up to $200.0 million under two loan facilities. Facility A is a $150.0 million reducing revolving credit facility, and Facility B is a $50.0 million term loan facility. The credit facility is secured by substantially all of the assets of Metrocall. Required quarterly repayments begin on March 31, 2002, and continue through June 1, 2005 for both facilities. The final maturity of the facilities is June 1, 2005.

            The credit facility contains various covenants that, among other restrictions, require Metrocall to maintain certain financial ratios, including net debt to annualized operating cash flow (not to exceed 6.0 to 1.0 through December 31, 2000 and declining thereafter), senior debt to annualized operating cash flow (not to exceed 1.75 to 1.0 through December 31, 2000 and declining to 1.5 to 1.0 thereafter), annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall during the term of the credit facility. The credit facility also prohibits certain changes in ownership of Metrocall, as defined in the credit agreement. The credit facility also includes a material adverse effect clause under which it could be in default if there is any material adverse effect upon Metrocall's assets, liabilities, financial condition, results of operations, properties or business. Metrocall believes that the declaration of a material adverse effect default by its bank lenders is remote.

            Effective June 30, 2000, Metrocall and its bank lenders entered into the First Amendment to the credit facility, which amended the operating cash flow to interest expense ratio covenant for the three months ended June 30, 2000 and September 30, 2000 reducing this covenant to a ratio of 1.50 to 1.00. This ratio will revert back to 1.75 to 1.00 for the three months ended December 31, 2000. Had the amendment not been made, Metrocall would have not been in compliance with this covenant for the three months ended June 30, 2000. Metrocall believes it will remain in compliance with each of the covenants of its credit facility for at least the next twelve months.

            Senior Subordinated Notes

            During the six months ended June 30, 2000, Metrocall issued 5,048,512 shares of its common stock in exchange for $49,099,000 aggregate principal amount of its outstanding senior subordinated notes. The aggregate principal amount of senior subordinated notes retired by series are reflected below:



                        11 7/8 % senior subordinated notes due 2005 ......................$   7,032,000
                        10 3/8 % senior subordinated notes due 2007 .......................  11,317,000
                         9 3/4 % senior subordinated notes due 2007 .......................  17,250,000
                        11 %  senior subordinated notes due 2008 ..........................  13,500,000
                                                                                            -----------
                                                                                          $  49,099,000
                                                                                            ===========

            As a result of these exchanges, Metrocall recognized an extraordinary gain of $15.8 million, which represented the difference between the carrying value of the notes at the time of the exchange and the fair value of the common stock issued less the write-off of a portion of the related deferred financing costs and a provision for income taxes. Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in section 3(a)(9) of that Act.

6.          CONTINGENCIES

            Legal and Regulatory Matters

            Metrocall is subject to legal and regulatory matters in the normal course of business. Metrocall does not expect that the outcome of those matters will have a material adverse effect on its financial position or results of operations.

7.          EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

            STOCK OPTION PLANS

            During the six months ended June 30, 2000, the Board of Directors approved grants of options to purchase 2,305,000 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $1.97 to $9.00 per share, a price equal to or greater than the fair market value on the date of grant.

            EMPLOYEE STOCK PURCHASE PLAN

            Metrocall issued 201,109 and 225,617 shares of common stock, on January 1, 2000 and July 1, 2000, respectively, under the Metrocall, Inc. Stock Purchase Plan with purchase prices of approximately $1.69 and $1.44 per share, respectively.

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

       - the restrictive covenants governing Metrocall's indebtedness and the need to comply with such covenants;

       -    the amortization of its intangible assets;

       -    Metrocall's ability to cover fixed charges;

       -    Metrocall's ability to implement its business strategies;

       -    the impact of competition and technological developments;

       -    satellite transmission failures;

       -    subscriber turnover;

       -    the risks associated with Metrocall's investment in Inciscent;

       -    litigation;

       -    regulatory changes;

       - dependence on key suppliers and the impact of delays in receiving sufficient supplies of two-way messaging products; and,

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

OVERVIEW

            Metrocall is a leading provider of local, regional, and national paging and other wireless messaging services. Metrocall has a nationwide network through which it provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas. Since 1993, Metrocall's subscriber base has increased from less than 250,000 in 1993 to more than 6.1 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of June 30, 2000, Metrocall was the third largest paging and wireless-messaging company in the United States based on number of subscribers.

            Metrocall believes that its enhanced nationwide coverage gives it a competitive advantage in gaining additional subscribers. On May 1, 2000, Metrocall acquired NationPage, Inc. (NationPage) in a stock purchase transaction with AT&T Wireless, Inc. This acquisition added approximately 50,000 new subscribers located principally in eastern Pennsylvania, New Jersey and upstate New York. Metrocall also engages, from time to time, in discussion with other industry participants about potential consolidation transactions. Again, there can be no assurance that any such discussion will lead to a consolidation transaction.

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

       -      Consideration to be given;

       -      Potential increase of operating cash flow and free cash flow; and,

       - Availability of financing and the ability to reduce the combined companies long-term debt.

Any potential transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

            In November 1999, Arch Communications Group, Inc. (Arch) and Paging Network, Inc. (PageNet) announced that they had agreed to merge. Completion of this merger was subject to a number of conditions, including agreement by holders of PageNet's outstanding senior subordinated notes to exchange their notes for Arch common stock. Since that time, the terms of an Arch/PageNet transaction have been incorporated into a proposed plan of reorganization in PageNet's bankruptcy proceedings.

            In July 2000, Metrocall made an alternate proposal to the board of directors of PageNet to acquire PageNet. Information about the proposal is set forth in Current Reports on Form 8-K and other public filings made with the SEC by Metrocall. There can be no assurance that Metrocall will be successful in consummating any transaction involving PageNet.

            Metrocall's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. Metrocall also purchases subscriber devices for that portion of its subscriber base to which it leases pagers. During the three and six month periods ended June 30, 2000, capital expenditures totaled $23.7 million and $45.2 million, respectively. This included approximately $14.1 million and $30.2 million for subscriber equipment for the three and six months ended June 30, 2000, respectively, representing an increase in paging and advanced messaging devices on hand and on rent or lease. Metrocall estimates capital expenditures for the year ending December 31, 2000 will approximate $90.0 million and consist primarily of one-way and two-way messaging devices, transmission equipment, and information system enhancements.

            For the remainder of 2000, Metrocall's business strategy will include the following:

      -     Managing capital requirements and increasing free cash flow by:

            - continuing to focus on selling, rather than leasing, one-way or two-way messaging devices in order to reduce capital expenditure requirements per subscriber;

            - increasing revenues associated with the recent introduction of two-way messaging products and air-time services, which will generate higher ARPU than traditional paging services;

            - increasing revenues and cash flows through sales of value-added advanced messaging and information services which generate higher average monthly revenue per unit
                        (ARPU) than standard messaging or paging services; and

            - further increasing the utilization of the nationwide network to serve more customers per frequency and expand presence in existing markets with minimal capital outlay.

      - Managing and lowering operating costs through cost containment initiatives; and other operational efficiencies such as the recent combination of Metrocall's commercial and internal voice mail and data networking over the same Asynchronous Transfer Mode (ATM) network; and,

      - Maximizing internal growth potential by continuing to broaden Metrocall's distribution network and expanding target markets to capitalize on the growing appeal of two-way and advanced messaging products and other wireless products and applications.

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

      - ARPU means average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such as long-distance.

      - Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained (COAM) pagers less net book value of products sold.

      - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of the Metrocall's network systems and customer service centers.

      - Selling and marketing expenses: include costs related to salaries, commissions and administrative costs for Metrocall's sales force and related marketing and advertising expenses.

      - General and administrative expenses: include costs related to salaries, bonuses and support and overhead costs of executive management, accounting, administration, customer billing, human resources and management information systems.

       THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

            The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended June 30, 1999 and 2000:


                                                                                                                INCREASE OR
REVENUES                             JUNE 30, 1999     % OF REVENUES     JUNE 30, 2000     % OF REVENUES        (DECREASE)
----------------------------------------------------- ----------------- ----------------- ----------------- --------------------
Service, rent and maintenance               $138,949         95.3              $ 126,884         96.7                 $(12,065)
Product sales                                 16,681         11.4                 13,783         10.5                   (2,898)
                                    ----------------- ----------------- ----------------- ----------------- --------------------
Total revenues                               155,630        106.7                140,667        107.2                  (14,963)
Net book value of products sold               (9,897)        (6.7)                (9,402)        (7.2)                     495
                                    ----------------- ----------------- ----------------- ----------------- --------------------
Net revenues                                $145,733        100.0               $131,265       100.00                 $(14,468)


ARPU                                         $  7.92                             $  6.99                                $(0.93)
Number of subscribers                      5,811,705                           6,103,610                                291,905

            Total revenues decreased approximately $14.9 million, or approximately 9.6%, from $155.6 million for the three months ended June 30, 1999 ("1999") to $140.7 million for the three months ended June 30, 2000 ("2000"). Net revenues decreased approximately $14.4 million, or 9.9%, from $145.7 million in 1999 to $131.3 million in 2000. ARPU for paging services decreased from $7.92 per unit in 1999 to $6.99 per unit in 2000. The decrease in net revenues was primarily the result of a change in subscriber mix, which benefited the indirect distribution channels, which are characterized by lower ARPU. Since June 30, 1999, the total number of subscribers receiving air-time services has increased by 291,905 of this increase, approximately 50,000 new subscribers were added with the acquisition of NationPage in May 2000. The majority of the remaining increase occurred in Metrocall's strategic alliance distribution channel. This channel is characterized by lower ARPU but is characterized by lower operating costs as the alliance party provides a portion of the marketing, billing and other services for the subscriber. In addition, since June 30, 1999, Metrocall has also experienced a 37,500 decline in the number of subscribers in its direct distribution channels, channels which are characteristically higher ARPU in nature. Metrocall expects that revenues and ARPU will continue to be affected by the shift in distribution mix that occurred during 1999 and may continue to decrease within its traditional one-way business during the remainder of 2000 as two-way messaging products and other competing messaging products and technologies attract existing subscribers. Metrocall expects to focus its direct sales and marketing resources over the remainder of 2000 to concentrate on selling newly available two-way messaging products and air-time services and other advanced messaging products to existing and new subscribers. These products and services are generally characterized by higher ARPU than Metrocall's current ARPU.

            Metrocall purchases most of its two-way messaging devices from two manufacturers which have missed their product shipment deadlines for the two-way messaging devices that Metrocall has ordered by several quarters. While these manufacturers' production time has begun to improve, Metrocall's distribution pipeline will not be fully stocked until the fourth quarter of 2000, or the first quarter of 2001 if production cannot catch up with demand. Metrocall's expectations about its sales efforts for the remainder of 2000 depend on whether these suppliers fulfill their production and shipment schedules going forward. Metrocall cannot assure you that it will not experience further delays in obtaining two-way messaging from these manufacturers or other suppliers in the future. A significant number of delays could have an adverse effect on Metrocall's operations and future revenues.

            Product sales decreased approximately $2.9 million or 17.3% from $16.7 million in 1999 to $13.8 million in 2000 and decreased as a percentage of net revenues from 11.4% in 1999 to 10.5% in 2000. Net book value of products sold decreased approximately $0.5 million or 5.0% from $9.9 million in 1999 to $9.4 million in 2000 and increased as a percentage of net revenues from 6.7% in 1999 to 7.2% in 2000. The majority of the decrease in product sales is attributable to the sale of Metrocall's electronic tracking business, which occurred in November 1999. Product sales generated from this business were approximately $3.6 million through June 30, 1999.

            The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended June 30, 1999 and 2000:


                                          JUNE 30,        % OF                   JUNE 30,      % OF                 INCREASE OR
OPERATING EXPENSES                         1999          REVENUES                  2000       REVENUES               (DECREASE)
-------------------------------------------------------------------------------------------------------------------------------
Service, rent and maintenance               $ 41,621               28.6          $ 32,742        24.9                 $ (8,879)
Selling and marketing                         24,639               16.9            27,034        20.6                    2,395
General and administrative                    42,816               29.4            41,479        31.6                   (1,337)
Depreciation                                  23,602               16.2            27,877        21.2                    4,275
Amortization                                  52,831               36.3            52,223        39.8                     (608)
                                  ---------------------------------------------------------------------------------------------
                                            $185,509              127.4          $181,355       138.1                  $(4,154)


                                                JUNE 30,           JUNE 30,              INCREASE OR
OPERATING EXPENSES PER UNIT IN SERVICE            1999               2000                   DECREASE
-------------------------------------------------------------- ------------------ -------------------
Monthly service, rent and maintenance                   $2.40              $1.80             $(0.60)
Monthly selling and marketing                            1.42               1.49                0.07
Monthly general and administrative                       2.47               2.29              (0.18)
                                           ------------------- ------------------ -------------------
Average monthly operating costs                         $6.29              $5.58             $(0.71)

            Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1999 to 2000. Average monthly operating cost per unit decreased $0.71 from $6.29 per unit for 1999 to $5.58 per unit for 2000. Each operating expense is discussed separately below.

            Service, rent and maintenance expenses decreased approximately $8.9 million from $41.6 million in 1999 to $32.7 million in 2000 and decreased as a percentage of net revenues from 28.6% in 1999 to 24.9% in 2000. Monthly service, rent and maintenance expense per unit has decreased from $2.40 per unit in 1999 to $1.80 per unit in 2000. Service, rent and maintenance expenses have decreased primarily due to a decrease in telecommunication expenses as a result of renegotiated telecommunications contracts, deconstruction of redundant tower sites and other cost reduction initiatives. Metrocall expects that its service, rent and maintenance expenses for its traditional paging services to be flat for the remainder of 2000 and may increase compared to the three months ended June 30, 2000. This is due to service costs related to providing two-way messaging services as Metrocall expands its two-way messaging services and incurs additional telecommunications costs and costs associated with operating leases for two-way messaging equipment.

            Selling and marketing expenses increased approximately $2.4 million from $24.6 million in 1999 to $27.0 million in 2000 and increased as a percentage of net revenues from 16.9% 1999 to 20.6% in 2000. The overall expense increase was primarily the result of an increase in personnel costs related to an increase in the employee sales base and advertising costs related to launching two-way messaging services offset by a decrease in third-party sales commissions. Selling and marketing expenses increased as a percentage of revenues during 2000 as a result of the decline in revenues. Monthly selling and marketing expenses per unit has increased from $1.42 per unit in 1999 to $1.49 per unit in 2000 as a result of the above mentioned events. Metrocall expects that selling and marketing expenses may decrease slightly in amount and as a percentage of revenue in the three months ended September 30, 2000 compared to the three months ended June 30, 2000 but will increase when compared to the three months ended September 30, 1999 as Metrocall continues to promote two-way messaging services.

            General and administrative expenses decreased approximately $1.3 million from $42.8 million in 1999 to $41.5 million in 2000 and increased as a percentage of net revenues from 29.4% in 1999 to 31.6% in 2000. The decrease in general and administrative expenses was the result of a reduction in expenses related to year 2000 readiness preparation, which were incurred solely in 1999 and improved customer collection experience. General and administrative expenses increased as a percentage of net revenue due to the decline in revenues. Monthly general and administrative expense per unit has decreased from $2.47 per unit in 1999 to $2.29 per unit in 2000 due to the increase in the subscriber base since June 30, 1999. Metrocall expects general and administrative expenses will remain consistent on a quarterly basis for the remainder of 2000 and expects that they will slightly decline when compared to what Metrocall incurred in the comparable quarter of 1999.

            Depreciation expense increased approximately $4.3 million from $23.6 million in 1999 to $27.9 million in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and property, plant and equipment and computer hardware and software that had been acquired since June 30, 1999.

            Amortization decreased $0.6 million from $52.8 million in 1999 to $52.2 million in 2000 primarily as a result of a small number of intangible assets, which became fully amortized during 2000. Amortization expense was comprised of the following elements in 1999 and 2000:


                              AMORTIZATION PERIOD      JUNE 30, 1999            JUNE 30, 2000          INCREASE OR (DECREASE)
                            ------------------------------------------------------------------------------------------------------
Subscriber lists............        3 years                         $36,100              $36,017                      $(183)
FCC licenses...............         10 years                          8,918                9,010                         92
Goodwill..................          10 years                          5,934                5,346                       (588)
Other.......................        various                           1,879                1,850                        (29)
                            ------------------------------------------------------------------------------------------------------


                            ------------------------------------------------------------------------------------------------------
                                                                    $52,831              $52,223                       $(608)
                            ======================================================================================================


            Metrocall expects that amortization expenses will continue to be a significant non-cash operating expense for the remainder of 2000 and 2001 as it amortizes amounts allocated to subscriber lists of acquired companies.


                                                           JUNE 30,              JUNE 30,                     INCREASE OR
OTHER                                                        1999                  2000                        (DECREASE)
-------------------------------------------------------------------------- ---------------------- -----------------------
Interest and other, net                                           $   212                  $(140)                  $(352)
Interest expense                                                  (21,121)               (21,180)                     59
Income tax benefit                                                 15,974                 15,371                    (603)
Extraordinary item, net of income taxes                                -                  15,787                  15,787
Net loss                                                          (44,711)               (40,252)                 (4,459)
Preferred dividends                                                (4,048)                (2,299)                 (1,749)

EBITDA                                                             36,657                 30,010                  (6,648)


            Interest expense increased approximately $0.1 million from $21.1 million in 1999 to $21.2 million in 2000 due to higher average interest rates for the three months ended June 30, 2000.

            Income tax benefit decreased approximately $0.6 million from $16.0 million in 1999 to $15.4 million in 2000. The decrease in the income tax benefit represented the tax impact related to the decline in non-goodwill related amortization expenses.

            Extraordinary item represents the net extraordinary gain recorded as a result of the exchange of $49.099 million aggregate principal amount of Metrocall's senior subordinated notes into Metrocall's common stock. The $15.8 million net gain represented the difference between the carrying value of the notes at the time of exchange and the fair value of the common stock issued less the write-off of a portion of the deferred financing costs and a provision for income taxes.

            Metrocall's net loss decreased approximately $4.4 million from $44.7 million in 1999 to $40.3 million in 2000. The decrease in net loss was primarily the result of decreases in operating expenses partially offset by the decrease in revenues. Metrocall expects net losses to continue in future periods.

            Preferred dividends decreased approximately $1.7 million from $4.0 million in 1999 to $2.3 million in 2000. The decrease was primarily the result of the cessation of dividends on the Series C Preferred in February 2000 after the exchange of the Series C Preferred for Metrocall common stock.

            EBITDA means earnings before interest, taxes, depreciation and amortization and equity in income (loss) amounts associated with Metrocall's investment in Inciscent. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered as an alternative to net income (loss) from operations, cash flows from operating activities, or any other measure of financial performance under GAAP. EBITDA as defined by Metrocall is used in its credit facility and senior subordinated note indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA decreased $6.7 million from $36.7 million in 1999 to $30.0 million in 2000. The decrease is due to the decrease in net revenue of $14.5 million offset by the decrease in Metrocall's service, rent and maintenance, selling and marketing and general and administrative expenses of $7.8 million. EBITDA margin decreased from 25.2 % in 1999 to 22.9% in 2000.

EBITDA may continue to decrease until such time as Metrocall can produce meaningful revenue contribution from the new two-way messaging products and services.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

            The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the six months ended June 30, 1999 and 2000.


                                                                                                                  INCREASE OR
REVENUES                               JUNE 30, 1999     % OF REVENUES     JUNE 30, 2000     % OF REVENUES        (DECREASE)
----------------------------------------------------------------------------------------------------------------------------------
Service, rent and maintenance              $   279,403              96.0         $ 255,391              96.9            $ (24,012)
Product sales                                   31,257              10.7            25,328               9.6               (5,929)
                                      --------------------------------------------------------------------------------------------
Total revenues                                 310,660             106.7           280,719             106.5              (29,941)
Net book value of products sold                (19,712)             (6.7)          (17,167)             (6.5)               2,545
                                      --------------------------------------------------------------------------------------------
Net revenues                               $   290,948             100.0         $ 263,552             100.0            $ (27,396)

ARPU                                       $      8.03                               $7.09                              $   (0.94)
Number of subscribers                        5,811,705                           6,103,610                                291,905

            Total revenues decreased approximately $30.0 million, or approximately 9.6%, from $310.7 million for the six months ended June 30, 1999 ("1999") to $280.7 million for the six months ended June 30, 2000 ("2000"). Net revenues decreased approximately $27.3 million, or 9.4%, from $290.9 million in 1999 to $263.6 million in 2000. ARPU for paging services decreased from $8.03 per unit in 1999 to $7.09 per unit in 2000. The decrease in net revenues was primarily the result of a change in subscriber mix, which benefited the indirect distribution channels, which are characterized by lower ARPU. Since June 30, 1999, the total number of subscribers receiving air-time services has increased by 291,905. Of this increase, approximately 50,000 new subscribers were added with the acquisition of NationPage in May 2000. The majority of the remaining increase occurred in Metrocall's strategic alliance distribution channel. This channel is characterized by lower ARPU but is characterized by lower operating costs as the alliance party provides a portion of the marketing, billing and other services for the subscriber. In addition, since June 30, 1999, Metrocall has also experienced a 37,500 decline in the number of subscribers in its direct distribution channels, channels which are characteristically higher ARPU in nature. Metrocall expects that revenues and ARPU will continue to be affected by the shift in distribution mix that occurred during 1999 and may continue to decrease within its traditional one-way business during the remainder of 2000 as two-way messaging products and other competing messaging products and technologies attract existing subscribers. Metrocall expects to focus its direct sales and marketing resources over the remainder of 2000 on selling newly available two-way messaging products and airtime services and other advanced messaging products to existing and new subscribers. These products and service are generally characterized by higher ARPU than Metrocall's current ARPU.

            Product sales decreased approximately $6.0 million or 19.0% from $31.3 million in 1999 to $25.3 million in 2000 and decreased as a percentage of net revenues from 10.7% in 1999 to 9.6% in 2000. Net book value of products sold decreased approximately $2.5 million or 12.9% from $19.7 million in 1999 to $17.2 million in 2000 and decreased as a percentage of net revenues from 6.7% in 1999 to 6.5% in 2000. The majority of the decrease in product sales is attributable to the sale of Metrocall's electronic tracking business, which occurred in November 1999. Product sales generated from this business were approximately $3.6 million through June 30, 1999.

            The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the six months ended June 30, 1999 and 2000.


                                          JUNE 30,           %OF                 JUNE 30,         % OF               INCREASE OR
OPERATING EXPENSES                          1999           REVENUES                2000           REVENUE             (DECREASE)
---------------------------------------------------------------------------------------------------------------------------------
Service, rent and maintenance               $  81,615         28.1                $ 63,150         24.0                 $(18,465)
Selling and marketing                          49,664         17.1                  51,465         19.5                    1,801
General and administrative                     84,168         28.9                  82,868         31.4                   (1,300)
Depreciation                                   46,654         16.0                  53,887         20.4                    7,233
Amortization                                  105,502         36.3                 104,380         39.6                   (1,122)
                               --------------------------------------------------------------------------------------------------
                                            $ 367,603        126.4                $355,750        134.9                 $(11,854)



                                                            JUNE 30,             JUNE 30,
OPERATING EXPENSES PER UNIT IN SERVICE                        1999                 2000         DECREASE
------------------------------------------------------------------------------------------------------------
Monthly service, rent and maintenance                          $2.37                $1.75           $(0.62)
Monthly selling and marketing                                   1.44                 1.43            (0.01)
Monthly general and administrative                              2.44                 2.30            (0.14)
                                                  ----------------------------------------------------------
Average monthly operating costs                                $6.25                $5.48           $(0.77)

            Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1999 to 2000. Average monthly operating cost per unit decreased from $6.25 per unit for 1999 to $5.48 per unit for 2000. Each operating expense is discussed separately below.

            Service, rent and maintenance expenses decreased approximately $18.4 million from $81.6 million in 1999 to $63.2 million in 2000 and decreased as a percentage of net revenues from 28.1% in 1999 to 24.0% in 2000. Monthly service, rent and maintenance expenses per unit decreased from $2.37 per unit in 1999 to $1.75 per unit in 2000. Service, rent and maintenance expense have decreased as a percentage of revenues primarily due to a decrease in telecommunication expense as a result of renegotiated telecommunications contracts, deconstruction of redundant tower sites and other cost reduction initiatives. Metrocall expects that its service, rent and maintenance expenses for its traditional paging services may be flat for the remainder of 2000 and may increase due to service costs related to providing two-way messaging services as Metrocall expands its two-way message services and incurs additional telecommunications costs and costs associated with operating leases for two-way messaging equipment.

            Selling and marketing expenses increased approximately $1.8 million from $49.7 million in 1999 to $51.5 million in 2000 and increased as a percentage of net revenues from 17.1% in 1999 to 19.5% in 2000. The overall expense increase was primarily the result of an increase in personnel costs associated with an increase in Metrocall's sales force and an increase in advertising costs associated with the launch of two-way messaging services in the six months ended June 30, 2000. Selling and marketing expenses increased as a percentage of revenues during 2000 as a result of the reduction in revenues. Monthly selling and marketing expenses per unit has decreased from $1.44 per unit in 1999 to $1.43 per unit in 2000 as a result of the increase in the subscriber base from June 30, 1999.

            General and administrative expenses decreased approximately $1.3 million in 2000, and increased as a percentage of net revenues from 28.9% in 1999 to 31.4% in 2000. The decrease in general and administrative expenses was the primarily the result of a decrease in billing related expenses, a reduction in expenses related to year 2000 readiness preparation, which were incurred solely in 1999 and improved collection experience. General and administrative expenses have increased as a percentage of net revenues due to the reduction in revenues. Monthly general and administrative expense per unit has decreased from $2.44 per unit in 1999 to $2.30 per unit in 2000 due to their increase in the subscriber base since June 30, 1999.

            Depreciation expense increased approximately $7.2 million from $46.7 million in 1999 to $53.9 million in 2000. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and property, plant and equipment and computer hardware and software that has been acquired since June 30, 1999.

            Amortization decreased $1.1 million from $105.5 million in 1999 to $104.4 million in 2000 primarily as a result of a small number of intangible assets, which became fully amortized during 2000. Amortization expense was comprised of the following elements in 1999 and 2000:


                               AMORTIZATION PERIOD        JUNE 30, 1999                 JUNE 30, 2000       INCREASE OR (DECREASE)
                             -------------------------------------------------- --------------------------------------------------
Subscriber lists............         3 years                      $72,248                      $71,975                     $(273)
FCC licenses...............          10 years                      17,983                       17,994                        11
Goodwill..................           10 years                      11,579                       10,991                      (588)
Other........................        various                        3,692                        3,420                      (272)
                                                     -------------------------- --------------------------------------------------
                                                                 $105,502                     $104,380                   $(1,122)
                                                     -------------------------- --------------------------------------------------


            Metrocall expects that amortization expenses will continue to be a significant non-cash operating expense for the remainder of 2000 and 2001 as it amortizes amounts allocated to subscriber lists of acquired companies.


                                                           JUNE 30,                 JUNE 30,                 INCREASE
OTHER                                                        1999                     2000                  (DECREASE)
------------------------------------------------ --------------------- ---------------------- -----------------------
Interest and other income, net                                $   228                  $ 179                 $  (49)
Interest expense                                             (41,821)               (42,744)                     923
Income tax benefit                                             31,524                 31,020                   (504)
Extraordinary item, net of income taxes                             -                 15,787                  15,787
Net loss                                                     (86,724)               (87,956)                   1,232
Preferred dividends                                           (8,051)                (5,086)                 (2,965)
Series C Preferred exchange inducement                              -                (6,308)                   6,308
Gain on repurchase of preferred stock                           2,208                      -                 (2,208)

EBITDA                                                         75,501                66,069                  (9,432)

            Interest expense increased approximately $0.9 million from $41.8 million in 1999 to $42.7 million in 2000. Interest expense increased due to higher average debt balances outstanding during 1999. Average debt balances were $23.1 million greater in 2000 than in 1999 as a result of debt incurred for general corporate purposes in 2000.

            Income tax benefit decreased approximately $0.5 million from $31.5 million in 1999 to $31.0 million in 2000. The decrease in the income tax benefit represents the tax impact related to the decline in non-goodwill related amortization expenses.

            Extraordinary item represents the net extraordinary gain recorded as a result of the exchange of $49.099 million aggregate principal amount of Metrocall's senior subordinated notes into Metrocall's common stock. The $15.8 million net gain represents the difference between the carrying value of the notes at the time of exchange and the fair value of the common stock issued less the write-off of a portion of the related deferred financing costs and a provision for income taxes.

            Metrocall's net loss increased approximately $1.3 million from $86.7 million in 1999 to $88.0 million in 2000. The increase in net loss was primarily the result of decreases in revenues partially offset by decreases in operating expenses and the extraordinary item. Metrocall expects net losses to continue in future periods.

            Preferred dividends decreased approximately $3.0 million in 2000 from $8.1 million in 1999 to $5.1 million in 2000. The decrease was the result of the cessation of dividends on the Series C Preferred in February 2000 after the exchange of the Series C Preferred for Metrocall common stock.

            Series C Preferred exchange inducement - In February 2000, Metrocall and the holder of all the issued and outstanding shares of Metrocall's Series C Preferred reached an agreement in which the holder of the Series C Preferred agreed to exchange such shares for 13.25 million shares of Metrocall common stock. The number of shares of common stock issued by Metrocall in the transaction was approximately 3.1 million shares in excess of what Metrocall would have issued had the holder elected to convert the Series C Preferred based on its original conversion provisions. However, under the original conversion terms the holder of the Series C Preferred would have not had the ability to convert their holdings until October 2003. The $6.3 million inducement expense represents the fair market value of the 3.1 million additional shares of common stock that were issued by Metrocall. At the time of the transaction, the carrying value of the Series C Preferred was approximately $105.4 million and represented an obligation to Metrocall because the holder had the option to require Metrocall to redeem the Series C Preferred in cash at the end of its maturity period in 2010. If held to maturity, Metrocall may have been required to redeem the Series C Preferred in cash for an amount of approximately $239.0 million. Metrocall recorded the issuance of common stock and the reduction of the $105.4 million carrying value of the Series C Preferred as an increase to stockholders' equity, which represented an excess of $78.6 million over the fair value of the common stock issued by Metrocall of $26.8 million.

            Gain on repurchase of preferred stock - In January 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Junior Convertible Preferred Stock for $16.2 million, representing a $2.2 million discount from its carrying value.

            EBITDA decreased approximately $9.4 million from $75.5 million in 1999 to $66.1 million in 2000. As a percentage of net revenues, EBITDA decreased from 25.9% in 1999 to 25.1% in 2000.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

            For the six months ended June 30, 2000, Metrocall's cash provided by operating activities decreased by approximately $15.3 million from $33.5 million for the six months ended June 30, 1999 to $18.2 million for the six months ended June 30, 2000. This decrease was primarily the result of an increase in the loss of operations of $15.5 million for the period and certain changes in working capital including for the period decreases in accrued expenses and other current liabilities and deferred revenue balances offset by the reduction in accounts receivable. Accrued expenses and other current liabilities decreased during the six months ended June 30, 2000 as the result of an overall expense reduction. Decreases in deferred revenue balances and accounts receivable were result of a reduction in revenues during the six months ended June 30, 2000.

            Net cash used in investing activities increased approximately $6.8 million from $53.7 million for the six months ended June 30, 1999 to $60.5 million for the six months ended June 30, 2000. The increase in net cash used for investing activities was primarily the result of the acquisition of NationPage, Inc. for approximately $12.5 million, partially offset by a reduction in capital expenditures. Capital expenditures were approximately $51.9 million and $45.2 million for the quarters ended June 30, 1999 and 2000, respectively. Capital expenditures for the six months ended June 30, 2000 included approximately $30.2 million for one-way and two-way messaging devices, representing increases in pagers on hand and net increases to the rental and lease subscriber base. The balance of capital expenditures included $5.9 million for information systems and computer related equipment, $6.4 million for network construction and development and $2.7 million for general purchases including leasehold improvements and office equipment. Total capital expenditures for the year ending December 31, 2000 are estimated to be approximately $90.0 million and primarily consist of messaging devices, paging and transmission equipment and information systems enhancements. Metrocall expects that its capital expenditures for the year ending December 31, 2000, will be financed through a combination of operating cash flow and borrowings. Projected capital expenditures are subject to change based on internal growth, general business and economic conditions and competitive pressures.

            Net cash provided by financing activities increased approximately $52.7 million from $27.2 million for the six months ended June 30, 1999 to $79.9 million for the six months ended June 30, 2000. The increase was primarily the result of net proceeds received from the common stock investments made by HMTF, PSINet, and Aether of approximately $51.0 million.

WORKING CAPITAL

            Metrocall's working capital improved by $41.9 million from a deficit of ($36.9) million at December 31, 1999 to $5.0 million at June 30, 2000. The improvement in working capital was primarily the result of an increase in cash and cash equivalents at June 30, 2000 as a result of the proceeds received from the common stock investments described above, a decrease in accounts payable and accrued expenses balances related to the timing of payments to Metrocall's vendors for its operating expenses offset by a decrease in accounts receivable as a result of improved collections experience and the decrease in revenues.

LONG-TERM DEBT

            At December 31, 1999 and June 30, 2000, long-term debt consisted of:

                                                       DECEMBER 31,          JUNE 30,              INCREASE OR
                                                            1999               2000              (DECREASE)
------------------------------------------------ ----------------------- ----------------- ----------------------
Borrowings under the credit facility                            $75,000          $105,000                $30,000
Senior subordinated notes                                       698,608           649,688               (48,920)
Capital leases and other debt                                     4,019             3,708                  (311)
                                                 ----------------------- ----------------- ----------------------
Total long-term debt                                           $777,627          $758,396              $(19,231)
                                                 ======================= ================= ======================



            Borrowings and Repayments under the Credit Facility. During the six months ended June 30, 2000, Metrocall increased its net borrowings outstanding under its credit facility by approximately $30.0 million from December 31, 1999. These funds were used primarily for general corporate purposes.

            On March 17, 2000, Metrocall and its bank lenders entered into a Fifth Amended and Restated Credit Facility (the "credit facility"). Subject to certain conditions, Metrocall may borrow up to $200.0 million under the facility. Under the credit facility, Metrocall is required to comply with or maintain certain financial and operating covenants including certain financial ratios, such as total net debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also prohibits certain changes in ownership control of Metrocall, as defined.

            Effective June 30, 2000, Metrocall and these lenders entered into the First Amendment to the credit facility, which amended the operating cash flow to interest expense ratio covenant for the three months ended June 30, 2000 and September 30, 2000 reducing this covenant to a ratio of 1.50 to 1.00. This ratio will increase to 1.75 to 1.00 for the three months ended December 31, 2000. Had the amendment not been made, Metrocall would have not been in compliance with this covenant for the three months ended June 30, 2000.

Metrocall expects to maintain compliance with this covenant in future periods however can give you no assurances that it will be able to.

            At June 30, 2000, Metrocall was in compliance with all of the covenants of its credit facility. At June 30, 2000, $105.0 million was outstanding under the credit facility and $2.0 million of additional borrowings were available to Metrocall based on its total leverage covenant, its most restrictive financial covenant. Metrocall's total leverage ratio was 5.98 to
1.00 at June 30, 2000. Metrocall expects existing cash balances and cash flows from operations to be sufficient to meet general corporate requirements for the remainder of 2000 and the foreseeable future.

            As described above, certain of the covenants under the credit facility are determined based on Metrocall's quarterly EBITDA, which is also referred to as operating cash flow. In the event that Metrocall's EBITDA continues to decrease in the third quarter or future quarters, Metrocall could violate one or more of the covenants under its credit facility. In the event that this occurs, Metrocall could be viewed to be in default of its credit facility and Metrocall's bank lenders could prevent it from borrowing any additional amounts under the credit facility until the default is cured or may require that all of the outstanding borrowings be repaid. Under this circumstance, there can be no assurance that the bank lenders would grant a waiver for the covenant that was in default or that Metrocall would be able to pay or refinance such outstanding borrowings on acceptable terms to Metrocall. There can be no assurance that Metrocall will continue to remain in compliance with the covenants of its credit facility.

            Senior subordinated notes. There are no principal payments required under the senior subordinated notes during the year ending 2000. Between April 20, 2000 and June 30, 2000, in multiple transactions, Metrocall issued 5,048,512 shares of its common stock in exchange for $49,099,000 aggregate principal amounts of its outstanding senior subordinated notes. The aggregate principal amounts of senior subordinated note series retired is reflected below:



            11 7/8% senior subordinated notes due 2005                   $ 7,032,000
            10 3/8% senior subordinated notes due 2007                    11,317,000
            9  3/4% senior subordinated notes due 2007                    17,250,000
            11% senior subordinated notes due 2008                        13,500,000
                                                                        ------------
                                                                         $49,099,000
                                                                        ============


            Subsequent to June 30, 2000, Metrocall issued additional 1,945,800 shares of its common stock in exchange for $18,250,000 aggregate principal amount of its senior subordinate notes. Metrocall expects to save approximately $7.1 million in interest expense on an annual basis as a result of these transactions.

            Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in section 3(a)(9) of that act. Metrocall may rely on this exemption in the future and may seek to engage in additional exchanges of its common stock for its senior subordinated notes in the future if market conditions permit.

            Access to Future Capital. Metrocall's ability to access borrowings under the credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon its future performance including its ability to increase the number of subscribers receiving and operating revenues generated by two-way messaging products and services, and its cash flows from operations. These dependencies will be subject to financial, business and other factors, certain of which are beyond Metrocall's control, such as prevailing economic conditions. Metrocall cannot assure you that, in the event, it were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. Metrocall believes that funds generated by its operations, together with existing cash balances and those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund its existing operations for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Metrocall is exposed to risks associated with interest rate changes. Metrocall does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At June 30, 2000, its total outstanding debt consisted of five issues of fixed rate, senior subordinated notes and its credit facility, which had a variable interest rate:

FIXED RATE DEBT:


                                                              Effective                                          Interest Payments
      Principal Balance             Fair Value             Interest Rate                  Maturity                      Due
----------------------------------------------------------------------------------------------------------------------------------
       $92.9 million                $70.4 million             15.68%                        2005                     Semi-Annually
        $0.2 million                 $0.2 million             11.88%                        2005                     Semi-Annually
      $138.7 million                $96.7 million             14.87%                        2007                     Semi-Annually
      $182.8 million               $124.7 million             12.29%                        2007                     Semi-Annually
      $236.5 million               $165.0 million             15.77%                        2008                     Semi-Annually

            No principal repayments are due under these notes until maturity. If at maturity Metrocall refinanced these notes at interest rates that are 1/4 percentage point higher than their stated rates, its per annum interest costs would increase by $0.9 million. Based on the outstanding balances at June 30, 2000 a hypothetical immediate 1/4 percentage point change in interest rates would change the fair value of Metrocall's fixed rate debt obligations by approximately $3.0 million.

VARIABLE RATE DEBT:


                                                                                                                Interest Payments
          Principal Balance              Weighted Average Interest Rate                  Maturity                    Due
-----------------------------------------------------------------------------------------------------------------------------------
          $ 105.0 million                            9.28%                                 2004                   Quarterly

            Metrocall's credit facility bears interest at floating rates and has a maturity of 2005. As of June 30, 2000, there was $105.0 million outstanding under the credit facility. Based on weighted average borrowings outstanding under the credit facility during the six months ended fiscal year 2000, a 1/4 percentage point change in Metrocall's weighted average interest rate would have caused interest expense to increase or decrease by approximately $0.2 million. Repayments under the credit facility may be made at anytime without penalty.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LEGAL AND REGULATORY MATTERS

            Metrocall is subject to legal and regulatory matters in the normal course of business. Metrocall does not expect, that the outcome of those matters will have a material adverse effect on its financial position or results of operations.

ITEM 2. CHANGE IN SECURITIES

            This Item 2 hereby incorporates by reference the information included in footnote 5 to the interim financial statements set forth in Part I of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At Metrocall's Annual Meeting of Stockholders held on May 3, 2000, the following proposals were adopted by the vote specified below:


                                                                           WITHHELD/                                       BROKER
                       PROPOSAL                        FOR                  AGAINST                       ABSTAIN         NONVOTES
-----------------------------------------------------------------------------------------------------------------------------------
Election of four directors:
1. Williams L. Collins III ....................          33,237,984              2,403,243                       -           None
2. Edward E. Jungerman ..................                33,237,614              2,403,618                       -           None
3. Francis A. Martin III ......................          33,241,004              2,400,228                       -           None
4. Harold S. Wills ...........................           33,235,874              2,405,358

Amendment to the Metrocall 1996 Stock Option
Plan..........................................            7,671,294              7,158,847                 228,205           None

Amendment to the Metrocall  Employee Stock Purchase
Plan..........................................           11,513,170              3,306,306                 238,870           None

Ratification of Arthur Andersen LLP as independent
public accountants............................           35,319,495                119,706                 202,031           None

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits Required by Item 601 of Regulation S-K.


                   EXHIBIT
                   NUMBER      EXHIBIT DESCRIPTION

                    10.1        Fourth Amendment to Employment Agreement between Metrocall and
                                William L. Collins, III.
                    10.2        Fourth Amendment to Employment Agreement between Metrocall and
                                Steven D. Jacoby.
                    10.3        Fourth Amendment to Employment Agreement between Metrocall and
                                Vincent D. Kelly
                    10.4        First Amendment to the Fifth Amended and Restated
                    11.1        Statement re: computation of per share earnings.
                    27          Financial Data Schedule.


              (b)        Reports on Form 8-K

                         Metrocall filed a Current Report on Form 8-K with the SEC on April 21, 2000 regarding the issuance of shares of Metrocall common stock in exchange for Metrocall senior subordinated notes.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                         METROCALL, INC.

                                   By   s/    Vincent D. Kelly
                                      ------------------------------------
                                      Chief Financial Officer, Treasurer and
                                      Executive Vice President

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER      EXHIBIT DESCRIPTION

         10.1     Fourth Amendment to Employment Agreement between Metrocall and
                  William L. Collins, III.
         10.2     Fourth Amendment to Employment Agreement between Metrocall and
                  Steven D. Jacoby.
         10.3     Fourth Amendment to Employment Agreement between Metrocall and
                  Vincent D. Kelly
         10.4     First Amendment to the Fifth Amended and Restated and Restated
                  Loan Agreement
         11.1     Statement re: computation of per share earnings.
         27       Financial Data Schedule.