Form 10-Q
period 2000-09-30
METROCALL INC
filed 2000-11-14
CIK 906525

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                 CLASS                          OUTSTANDING AT NOVEMBER 3, 2000
                 -----                          -------------------------------
      Common Stock, $.01 par value                         89,206,110

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
   PART I     FINANCIAL INFORMATION
  Item 1....  Interim Condensed Consolidated Financial Statements
              Balance Sheets, December 31, 1999 and September 30, 2000....     3
              Statements of Operations for the three and nine months ended
                September 30, 1999 and 2000...............................     4
              Statement of Stockholders' Equity/(Deficit) for the nine
                months ended September 30, 2000...........................     5
              Statements of Cash Flows for the nine months ended September
                30, 1999 and 2000.........................................     6
              Notes to Interim Condensed Consolidated Financial
                Statements................................................     7
  Item 2      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    11
  Item 3      Quantitative and Qualitative Disclosures About Market
                Risk......................................................    23
  PART II     OTHER INFORMATION
  Item 1....  Legal Proceedings...........................................    25
  Item 2....  Changes in Securities.......................................    25
  Item 3....  Defaults Upon Senior Securities.............................    25
  Item 4....  Submission of Matters to a Vote of Security Holders.........    25
  Item 5....  Other Information...........................................    25
  Item 6....  Exhibits and Reports on Form 8-K............................    25
                                                                              27
SIGNATURES................................................................

                         PART I.  FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                  (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   -------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    2,787      $  27,194
  Accounts receivable, less allowance for doubtful accounts
    of $7,103 as of December 31, 1999 and $6,749 as of
    September 30, 2000......................................       52,015         45,887
  Prepaid expenses and other current assets.................        3,333          5,368
                                                               ----------      ---------
         Total current assets...............................       58,135         78,449
                                                               ----------      ---------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................       15,685         16,154
  Furniture, office equipment and vehicles..................       76,962         88,781
  Paging and plant equipment................................      377,047        374,432
  Less -- Accumulated depreciation and amortization.........     (192,329)      (207,923)
                                                               ----------      ---------
                                                                  277,365        271,444
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $433,088 as of December 31, 1999 and
  $592,500 as of September 30, 2000.........................      682,026        538,911
OTHER ASSETS................................................        8,021         21,898
                                                               ----------      ---------
TOTAL ASSETS................................................   $1,025,547      $ 910,702
                                                               ==========      =========
       LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $      643      $     711
  Accounts payable..........................................       28,144         38,472
  Accrued expenses and other current liabilities............       42,022         36,002
  Deferred revenues and subscriber deposits.................       24,235         22,651
                                                               ----------      ---------
         Total current liabilities..........................       95,044         97,836
                                                               ----------      ---------
CAPITAL LEASE OBLIGATIONS, less current maturities..........        3,001          2,517
LONG-TERM DEFERRED REVENUE..................................           --         10,733
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities................................................       75,375        105,319
SENIOR SUBORDINATED NOTES...................................      698,608        631,522
DEFERRED INCOME TAX LIABILITY...............................      146,387        101,721
MINORITY INTEREST IN PARTNERSHIP............................          510            510
                                                               ----------      ---------
         Total liabilities..................................    1,018,925        950,158
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 239,517
  and 243,515 shares issued and outstanding as of December
  31, 1999 and September 30, 2000, respectively, and a
  liquidation preference of $60,927 and $64,075 at December
  31, 1999 and September 30, 2000, respectively.............       53,939         57,983
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 10,378 and
  0 shares issued and outstanding as of December 31, 1999
  and September 30, 2000, and a liquidation preference of
  $104,817 and $0 at December 31, 1999 and September 30,
  2000, respectively........................................      104,817             --
STOCKHOLDERS' EQUITY/(DEFICIT):
  Common stock, par value $.01 per share; authorized
    200,000,000 shares; 41,901,908 and 87,589,307 shares
    issued and outstanding as of December 31, 1999 and
    September 30, 2000, respectively........................          419            876
  Additional paid-in capital................................      341,070        554,851
  Accumulated deficit.......................................     (493,623)      (653,166)
                                                               ----------      ---------
         Total stockholders' equity/(deficit)...............     (152,134)       (97,439)
                                                               ----------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)........   $1,025,547      $ 910,702
                                                               ==========      =========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          2000          1999          2000
                                            -----------   -----------   -----------   -----------
REVENUES:
  Service, rent and maintenance
     revenues.............................  $   136,601   $   125,314   $   416,004   $   380,705
  Product sales...........................       15,152        14,203        46,409        39,531
                                            -----------   -----------   -----------   -----------
          Total revenues..................      151,753       139,517       462,413       420,236
  Net book value of products sold.........       (8,777)       (7,043)      (28,489)      (24,210)
                                            -----------   -----------   -----------   -----------
                                                142,976       132,474       433,924       396,026
                                            -----------   -----------   -----------   -----------
OPERATING EXPENSES:
  Service, rent and maintenance
     expenses.............................       37,552        30,449       119,167        93,599
  Selling and marketing...................       23,235        25,570        72,899        77,035
  General and administrative..............       42,663        46,369       126,839       129,237
  Depreciation............................       24,961        33,973        71,615        87,860
  Amortization............................       52,533        53,225       158,035       157,605
                                            -----------   -----------   -----------   -----------
                                                180,944       189,586       548,547       545,336
                                            -----------   -----------   -----------   -----------
          Loss from operations............      (37,968)      (57,112)     (114,623)     (149,310)
INTEREST EXPENSE..........................      (21,672)      (20,672)      (63,493)      (63,416)
INTEREST AND OTHER INCOME, NET............           81           499           309           678
                                            -----------   -----------   -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT AND
  EXTRAORDINARY ITEM......................      (59,559)      (77,285)     (177,807)     (212,048)
INCOME TAX BENEFIT........................       15,731        15,557        47,255        46,577
                                            -----------   -----------   -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEM............      (43,828)      (61,728)     (130,552)     (165,471)
EXTRAORDINARY ITEM (net of income taxes of
  $200 and $400 for the three and nine
  months ended September 30, 2000,
  respectively.)..........................           --         3,862            --        19,649
                                            -----------   -----------   -----------   -----------
          Net loss........................      (43,828)      (57,866)     (130,552)     (145,822)
PREFERRED DIVIDENDS.......................       (4,151)       (2,327)      (12,202)       (7,413)
SERIES C PREFERRED EXCHANGE INDUCEMENT....           --            --            --        (6,308)
GAIN ON REPURCHASE OF PREFERRED STOCK.....           --            --         2,208            --
                                            -----------   -----------   -----------   -----------
          Loss attributable to common
            stockholders..................  $   (47,979)  $   (60,193)  $  (140,546)  $  (159,543)
                                            ===========   ===========   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss per share before extraordinary item
  attributable to common stockholders.....  $     (1.15)  $     (0.73)  $     (3.37)  $     (2.45)
Extraordinary item, net of income taxes...           --          0.04            --          0.27
                                            -----------   -----------   -----------   -----------
Basic and diluted loss per share
  attributable to common stockholders.....  $     (1.15)  $     (0.69)  $     (3.37)  $     (2.18)
                                            ===========   ===========   ===========   ===========
Weighted-average common shares
  outstanding.............................   41,861,908    87,299,227    41,734,431    73,056,927
                                            ===========   ===========   ===========   ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                               COMMON STOCK
                                            -------------------   ADDITIONAL
                                              SHARES       PAR     PAID-IN     ACCUMULATED
                                            OUTSTANDING   VALUE    CAPITAL       DEFICIT       TOTAL
                                            -----------   -----   ----------   -----------   ---------
BALANCE, December 31, 1999................  41,901,908    $419     $341,070     $(493,623)   $(152,134)
Common stock issued for employee stock and
  benefit plans...........................     928,534       9        3,414            --        3,423
Common stock issued upon exercise of
  warrants................................   1,102,920      11        2,667                      2,678
Common stock issued in exchange for Series
  C Preferred stock.......................  13,250,000     133      105,235            --      105,368
Common stock issued in exchange for senior
  subordinated notes......................   6,994,312      70       45,120                     45,190
Other common stock issuances..............  23,411,633     234       51,037            --       51,271
Series C Preferred exchange inducement....          --      --        6,308        (6,308)          --
Preferred dividends.......................          --      --           --        (7,413)      (7,413)
Net loss..................................          --      --           --      (145,822)    (145,822)
                                            ----------    ----     --------     ---------    ---------
BALANCE, September 30, 2000...............  87,589,307    $876     $554,851     $(653,166)   $ (97,439)
                                            ==========    ====     ========     =========    =========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(130,552)  $(145,822)
  Adjustments to reconcile net loss to net cash provided by
     operating activities--
     Extraordinary item.....................................         --     (19,649)
     Depreciation and amortization..........................    229,650     245,465
     Equity in loss of Inciscent............................         --       1,656
     Amortization of debt financing costs and debt
      discount..............................................      2,349       2,078
     Deferred income taxes..................................    (47,457)    (46,582)
  Cash provided by changes in assets and liabilities:
     Accounts receivable....................................     (9,154)      7,346
     Prepaid expenses and other current assets..............      1,282      (1,887)
     Accounts payable.......................................      1,823      10,328
     Accrued expenses and other current liabilities.........        583      (6,944)
     Deferred revenues and subscriber deposits..............       (498)     (5,018)
                                                              ---------   ---------
          Net cash provided by operating activities.........     48,026      40,971
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses net of cash acquired...........         --     (12,575)
  Capital expenditures, net.................................    (76,805)    (80,420)
  Other.....................................................     (2,069)     (3,121)
                                                              ---------   ---------
          Net cash used in investing activities.............    (78,874)    (96,116)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit facility......................     44,000      30,000
  Repurchase of Series B Preferred..........................    (16,240)         --
  Principal payments on long-term debt......................       (727)       (471)
  Net proceeds from issuance of common stock................        767      51,886
  Deferred debt and other financing costs...................       (590)     (1,863)
                                                              ---------   ---------
          Net cash provided by financing activities.........     27,210      79,552
                                                              ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (3,638)     24,407
CASH AND CASH EQUIVALENTS, beginning of period..............      8,436       2,787
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, end of period....................  $   4,798   $  27,194
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................  $  58,392   $  66,445
  Cash payments for income taxes............................         --          --

  Fair value of common stock exchanged for senior
     subordinated notes.....................................         --   $  45,190
  Fair value of assets acquired in business acquisition.....  $      --   $  15,218
     Less cash paid for acquisition.........................         --     (12,575)
                                                              ---------   ---------
     Liabilities assumed....................................  $      --   $   2,643
                                                              =========   =========

       See notes to interim condensed consolidated financial statements.

                        METROCALL INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, "Metrocall"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, depreciation and amortization. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 1999 Annual Report on Form 10-K.

2.  RISKS AND OTHER IMPORTANT FACTORS

     Metrocall sustained net losses of $129.1 million, $172.5 million and $145.8 million for fiscal years 1998 and 1999 and the nine months ended September 30, 2000, respectively. Those losses were significantly attributable to its consolidation and growth strategies and capital expenditure requirements. Metrocall cannot assure you that it can reverse such losses in the future. At September 30, 2000, Metrocall had an accumulated deficit of approximately $653.2 million. Metrocall's losses from operations and net losses are expected to continue. Metrocall cannot assure you that it will achieve profitability in the future.

     Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, specifically new two-way technologies; expansion into new markets, and the acquisition of other wireless communications companies. At September 30, 2000, Metrocall had approximately $740.0 million outstanding under its credit facility, senior subordinated notes, capital leases and other long-term debt. At September 30, 2000, Metrocall was in compliance with each of the covenants under its $200.0 million credit facility. Metrocall's ability to borrow additional amounts in the future, including amounts currently available under the credit facility, is dependent on Metrocall's ability to comply with the provisions of its credit facility as well as the availability of financing in the capital markets. Amounts available under the credit facility are subject to certain financial covenants and other restrictions. At September 30, 2000, Metrocall had approximately $28.9 million of additional borrowings available under its credit facility based on its total leverage covenant under which net debt cannot exceed six times annualized operating cash flow as defined in the credit facility. In the event that Metrocall's operating cash flow continues to decrease on a quarterly basis in future quarters, Metrocall could violate one or more of the covenants of its credit facility.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) which currently must be adopted in the fourth quarter of 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of certain incremental costs. Metrocall is currently assessing the impact of SAB 101.

  Property and Equipment

     On July 1, 2000, Metrocall revised the estimated depreciable life of its subscriber equipment purchased after June 30, 2000 from three years to two years. The change in useful life resulted from Metrocall's expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. As a result of this change depreciation expense increased approximately $5.3 million in the three and nine months ended September 30, 2000, respectively.

  Long-Lived Assets

     Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Metrocall believes that no permanent impairment in the carrying value of long-lived assets existed at September 30, 2000.

4.  INVESTMENT IN INCISCENT, INC. (INCISCENT)

     On March 17, 2000, Metrocall purchased 50.0% of Inciscent's Series A Convertible Preferred Stock in exchange for $15.0 million of in-kind services and a license to access Metrocall's subscriber base. Metrocall has accounted for its preferred investment similar to the equity method of accounting. Metrocall has reflected its investment in Inciscent in other assets and its obligation for in-kind services and access to its subscriber base as deferred revenue on the accompanying balance sheet. Metrocall recognizes revenue on the in-kind services provided to Inciscent as they are performed. Metrocall will recognize revenue ratably on the license to access its customer base over the five-year license period. During the nine months ended September 30, 2000, Metrocall had recognized losses associated with its preferred stock investment of $1.65 million, which are included in interest and other, net.

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

     The credit facility contains various covenants that, among other restrictions, require Metrocall to maintain certain financial ratios, including net debt to annualized operating cash flow (not to exceed 6.0 to

                        METROCALL INC. AND SUBSIDIARIES

5.  LONG-TERM DEBT -- (CONTINUED)
1.0 through December 31, 2000 and declining thereafter), senior debt to annualized operating cash flow (not to exceed 1.75 to 1.0 through December 31, 2000 and declining to 1.5 to 1.0 thereafter), annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall during the term of the credit facility. The credit facility also prohibits certain changes in ownership of Metrocall, as defined in the credit agreement. The credit facility also includes a material adverse effect clause under which it could be in default if there is a material adverse effect upon Metrocall's assets, liabilities, financial condition, results of operations, properties or business. Metrocall believes that the possibility of declaration of such a default by its bank lenders is remote.

     Effective June 30, 2000, Metrocall and its bank lenders entered into the First Amendment to the credit facility, which amended the operating cash flow to interest expense ratio covenant for the three months ended June 30, 2000 and September 30, 2000 reducing this covenant to a ratio of 1.50 to 1.00. This ratio will revert back to 1.75 to 1.00 for the three months ended December 31, 2000 and to 2.00 to 1.00 beginning March 31, 2001. Had the amendment not been made, Metrocall would not have been in compliance with this covenant for the three months ended June 30, 2000 and September 30, 2000.

  Senior Subordinated Notes

     During the nine months ended September 30, 2000, Metrocall issued 6,994,312 shares of its common stock in exchange for $67,349,000 aggregate principal amount of its outstanding senior subordinated notes. The aggregate principal amounts of senior subordinated notes retired by series were as follows:

11 7/8% senior subordinated notes due 2005..................  $ 7,032,000
10 3/8% senior subordinated notes due 2007..................   12,817,000
 9 3/4% senior subordinated notes due 2007..................   25,850,000
11% senior subordinated notes due 2008......................   21,650,000
                                                              -----------
                                                              $67,349,000
                                                              ===========

     As a result of these exchanges, Metrocall recognized an extraordinary gain of $19.6 million, which represented the difference between the carrying value of the notes at the time of the exchange and the fair value of the common stock issued less the write-off of a portion of the related deferred financing costs and a provision for income taxes. Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in section 3(a)(9) of that act.

6.  CONTINGENCIES

  Legal and Regulatory Matters

     Metrocall is subject to legal and regulatory matters in the normal course of business. Metrocall does not expect that the outcome of those matters will have a material adverse effect on its financial position or results of operations.

     Subject to the foregoing, Metrocall hereby describes one pending lawsuit. In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS alleges that ProNet orally agreed to extend a contract with ETS pursuant to

                        METROCALL INC. AND SUBSIDIARIES

6.  CONTINGENCIES -- (CONTINUED)
which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.2 million at current exchange rates). Metrocall believes the claim is without merit. Metrocall has filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall has sought permission to appeal this order to the High Court of Australia.

7.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

  Stock Option Plans

     During the nine months ended September 30, 2000, the Board of Directors approved grants of options to purchase 2,338,000 shares of Metrocall common stock to current officers, employees and directors with exercise prices ranging from $1.97 to $9.00 per share, a price equal to or greater than the fair market value on the date of grant.

  Employee Stock Purchase Plan

     Metrocall issued 201,109 and 225,617 shares of common stock on January 1, 2000 and July 1, 2000, respectively, under the Metrocall, Inc. Stock Purchase Plan with purchase prices of approximately $1.69 and $1.44 per share, respectively.

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

OVERVIEW

     Metrocall is a leading provider of local, regional, and national paging and other wireless messaging services. Metrocall has a nationwide network through which it provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas. Since 1993, Metrocall's subscriber base has increased from less than 250,000 in 1993 to more than 6.1 million today. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of September 30, 2000, Metrocall was the third largest paging and wireless messaging company in the United States based on number of subscribers.

     Metrocall believes that its enhanced nationwide coverage gives it a competitive advantage in gaining additional subscribers. On May 1, 2000, Metrocall acquired NationPage, Inc. in a stock purchase transaction with AT&T Wireless, Inc. This acquisition added approximately 50,000 new subscribers located principally in eastern Pennsylvania, New Jersey and upstate New York.

     Metrocall engages, from time to time, in discussions with other industry participants about potential consolidation transactions. There can be no assurance that any such discussion will lead to a consolidation transaction. On October 21, 2000, Metrocall decided to terminate its efforts to present a competing plan of reorganization in the bankruptcy proceedings of Paging Network, Inc. (PageNet) and certain of its operating subsidiaries in the U.S. Bankruptcy Court for the District of Delaware.

     Potential future consolidations would be evaluated on several key operating and financial elements including:

     - Geographic presence;

     - FCC regulatory licenses held;

     - Overall valuation of potential target, including subscriber base and potential synergies;

     - Consideration to be given;

     - Potential increase of operating cash flow and free cash flow; and,

     - Availability of financing and the ability to reduce the combined companies total leverage ratio.

Any potential transaction may result in substantial capital requirements for which additional financing may be required. No assurance can be given that such additional financing would be available on terms satisfactory to Metrocall.

     Metrocall's growth, whether internal or through acquisitions, requires significant capital investment for paging equipment and technical infrastructure. Metrocall also purchases subscriber devices for that portion of its subscriber base to which it leases pagers. During the three and nine month periods ended September 30, 2000, capital expenditures totaled $21.5 million and $83.1 million, respectively. This included approximately $14.1 million and $60.0 million for subscriber equipment for the three and nine months ended September 30, 2000, respectively, representing an increase in paging and advanced messaging devices on hand and on rent or lease. Metrocall estimates capital expenditures for the year ending December 31, 2000 will approximate $90.0 million and consist primarily of one-way and two-way messaging devices, transmission equipment, and information systems enhancements.

     For the remainder of 2000, Metrocall's business strategy will include the following:

     - Managing capital requirements and free cash flow by:

          -- continuing to focus on selling, rather than leasing, one-way or two-way messaging devices in order to reduce capital expenditure requirements per subscriber;

          -- increasing revenues associated with the recent introduction of two-way messaging products and air-time services, which will generate higher average monthly revenue per unit (ARPU) than traditional paging services; and

          -- increasing revenues and cash flows through sales of value-added advanced messaging and information services which generate higher ARPU than standard messaging or paging services.

     - Managing and lowering operating costs through cost containment initiatives and other operational efficiencies such as the recent combination of Metrocall's commercial and internal voice mail and data networking over the same Asynchronous Transfer Mode (ATM) network; and,

     - Maximizing growth potential by continuing to broaden Metrocall's distribution network and expanding target markets to capitalize on the growing appeal of two-way and advanced messaging products and other wireless products and applications.

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

     - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of Metrocall's network systems and customer service centers.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended September 30, 1999 and 2000:

                                   SEPTEMBER 30,       % OF        SEPTEMBER 30,       % OF        INCREASE OR
                                       1999          REVENUES          2000          REVENUES      (DECREASE)
                                   -------------   -------------   -------------   -------------   -----------
REVENUES
Service, rent and maintenance....   $  136,601          95.5        $  125,314          94.6        $(11,287)
Product sales....................       15,152          10.6            14,203          10.7            (949)
                                    ----------         -----        ----------         -----        --------
          Total revenues.........      151,753         106.1           139,517         105.3         (12,236)
Net book value of products
  sold...........................       (8,777)         (6.1)           (7,043)         (5.3)          1,734
                                    ----------         -----        ----------         -----        --------
Net revenues.....................   $  142,976         100.0        $  132,474         100.0        $(10,502)
                                    ==========         =====        ==========         =====        ========
ARPU.............................   $     7.78                      $     6.82                      $  (0.96)
Number of subscribers............    5,877,375                       6,133,741                       256,366

     Total revenues decreased approximately $12.2 million, or approximately 8.1%, from $151.7 million for the three months ended September 30, 1999 ("1999") to $139.5 million for the three months ended September 30, 2000 ("2000"). Net revenues decreased approximately $10.5 million, or 7.3%, from $143.0 million in 1999 to $132.5 million in 2000. ARPU for paging services decreased from $7.78 per unit in 1999 to $6.82 per unit in 2000. The decrease in net revenues was primarily the result of a change in subscriber mix to one more heavily weighted toward the indirect distribution channels, which are characterized by lower ARPU. Since September 30, 1999, the total number of subscribers receiving air-time services has increased by 256,366. Of this increase, approximately 50,000 new subscribers were added with the acquisition of NationPage in May 2000. The majority of the remaining increase occurred in Metrocall's strategic alliance distribution channel. This channel is characterized by lower ARPU but is characterized by lower operating costs as the alliance party provides a portion of the marketing, billing and other services for the subscriber. In addition, since September 30, 1999, Metrocall has also experienced a 57,500 decline in the number of subscribers in its direct distribution channels, channels which are characterized by higher ARPU. Metrocall expects that revenues and ARPU will continue to be affected by the shift in distribution mix that occurred during 1999 and year-to-date 2000. Revenues and ARPU may continue to decrease within its traditional one-way business during the remainder of 2000 as two-way messaging products and other competing messaging products and technologies attract existing subscribers. Given these circumstances, Metrocall cannot assure you that internal growth in its traditional one-way subscriber base will continue, and declines in this base are possible. Metrocall expects to focus its direct sales and marketing resources over the remainder of 2000 and 2001 to concentrate on selling newly available two-way messaging products and air-time services and other advanced messaging products to existing and new subscribers. These products and services are generally characterized by higher ARPU than Metrocall's current ARPU.

     Product sales decreased approximately $1.0 million or 6.3% from $15.2 million in 1999 to $14.2 million in 2000 but increased as a percentage of net revenues from 10.6% in 1999 to 10.7% in 2000. This decrease in product sales was primarily the result of a $1.8 million decline associated with the divestiture of Metrocall's Electronic Tracking System division, which occurred in November 1999, offset by an increase in unit sales of pagers and advanced messaging devices during the quarter.

     Net book value of products sold decreased approximately $1.7 million or 19.5% from $8.7 million in 1999 to $7.0 million in 2000 and decreased as a percentage of net revenues from 6.1% in 1999 to 5.3% in 2000. The decrease was primarily attributable to the sell-through of fully depreciated pagers that were on rental with subscribers.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three months ended September 30, 1999 and 2000:

                                          SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                              1999        REVENUES       2000        REVENUES   (DECREASE)
                                          -------------   --------   -------------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance...........    $ 37,552        26.3       $ 30,449        23.0      $ (7,103)
Selling and marketing...................      23,235        16.3         25,570        19.3         2,335
General and administrative..............      42,663        29.8         46,369        35.0         3,706
Depreciation............................      24,961        17.5         33,973        25.7         9,012
Amortization............................      52,533        36.7         53,225        40.2           692
                                            --------       -----       --------       -----      --------
                                            $180,944       126.6       $189,586       143.2      $  8,642
                                            ========       =====       ========       =====      ========

                                                           SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                               1999            2000        (DECREASE)
                                                           -------------   -------------   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance....................      $2.14           $1.66         $(0.48)
Monthly selling and marketing............................       1.33            1.39           0.06
Monthly general and administrative.......................       2.43            2.53           0.10
                                                               -----           -----         ------
Average monthly operating costs..........................      $5.90           $5.58         $(0.32)

     Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1999 to 2000. Average monthly operating cost per unit decreased $0.32 from $5.90 per unit for 1999 to $5.58 per unit for 2000. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses decreased approximately $7.1 million from $37.5 million in 1999 to $30.4 million in 2000 and decreased as a percentage of net revenues from 26.3% in 1999 to 23.0% in 2000. Monthly service, rent and maintenance expense per unit decreased from $2.14 per unit in 1999 to $1.66 per unit in 2000. Service, rent and maintenance expenses have decreased primarily due to a decrease in telecommunication expenses as a result of renegotiated telecommunications contracts, deconstruction of redundant tower sites and other cost reduction initiatives. Metrocall expects that its service, rent and maintenance expenses for its traditional paging services will be flat for the remainder of 2000, but total expenses may increase compared to the three months ended September 30, 2000. This is due to service costs related to providing two-way messaging services as Metrocall expands its two-way messaging services and incurs additional telecommunications costs and costs associated with operating leases for two-way messaging equipment.

     Selling and marketing expenses increased approximately $2.3 million from $23.2 million in 1999 to $25.5 million in 2000 and increased as a percentage of net revenues from 16.3% in 1999 to 19.3% in 2000. The overall expense increase was primarily the result of an increase in personnel costs related to an increase in the employee sales base and advertising costs related to launching two-way messaging services. Selling and marketing expenses increased as a percentage of revenues during 2000 as a result of the reduction in revenues. Monthly selling and marketing expenses per unit has increased from $1.33 per unit in 1999 to $1.39 per unit in 2000 as a result of the above mentioned events. Metrocall expects that selling and marketing expenses may increase slightly in amount and as a percentage of revenue in the three months ended December 31, 2000 compared to the three months ended September 30, 2000 and may increase when compared to the three months ended December 31, 1999 as it continues to promote two-way messaging services.

     General and administrative expenses increased approximately $3.7 million from $42.7 million in 1999 to $46.4 million in 2000 and increased as a percentage of net revenues from 29.8% in 1999 to 35.0% in 2000. The increases in general and administrative expenses in 2000 were primarily the result of approximately $2.7 million in legal, financing, advisory and other costs incurred in connection with Metrocall's efforts to present a competing reorganization plan and merger proposal for PageNet. Monthly general and administrative expenses per unit increased from $2.43 per unit in 1999 to $2.53 per unit in 2000 due to the above-mentioned event. Metrocall expects general and administrative expenses to decrease for the three months ended December 31, 2000 when compared to the three months ended September 30, 2000.

     Depreciation expense increased approximately $9.0 million from $25.0 million in 1999 to $34.0 million in 2000. Metrocall changed the depreciable lives of its subscriber devices purchased after June 30, 2000 from three years to two years. This change resulted from Metrocall's expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. As a result of this change, depreciation expense for the three months ended September 30, 2000 increased by $5.3 million. The remaining increase in depreciation expense was the result of depreciation expenses incurred on fixed assets acquired in the NationPage acquisition and purchases of computer and other equipment purchased subsequent to September 30, 1999.

     Amortization increased $0.7 million from $52.5 million in 1999 to $53.2 million in 2000 primarily as a result of the amortization of intangibles recorded in connection with the NationPage acquisition. Amortization expense was comprised of the following elements in 1999 and 2000:

                                                                 SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                           AMORTIZATION PERIOD       1999            2000        (DECREASE)
                                           -------------------   -------------   -------------   -----------
Subscriber lists.........................        3 years            $36,098         $36,645         $547
FCC licenses.............................       10 years              8,983           9,029           46
Goodwill.................................       10 years              5,645           5,917          272
Other....................................        various              1,807           1,634         (173)
                                                                    -------         -------         ----
                                                                    $52,533         $53,225         $692
                                                                    =======         =======         ====

     Metrocall expects that amortization expenses will continue to be a significant non-cash operating expense for the remainder of 2000 and 2001 as it amortizes amounts allocated to subscriber lists of acquired companies.

                                                           SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                               1999            2000        (DECREASE)
                                                           -------------   -------------   -----------
OTHER
Interest and other income, net...........................    $     81        $    499        $   418
Interest expense.........................................     (21,672)        (20,672)        (1,000)
Income tax benefit.......................................      15,731          15,557           (174)
Extraordinary item, net of income taxes..................          --           3,862          3,862
Net loss.................................................     (43,828)        (57,866)        14,038
Preferred dividends......................................      (4,151)         (2,327)        (1,824)

     Interest expense decreased approximately $1.0 million from $21.7 million in 1999 to $20.7 million in 2000 due to the exchange of approximately $67.3 million of Metrocall's subordinated senior notes for Metrocall common stock. Average debt balances were approximately $37.5 million lower in 2000 than in 1999 primarily as a result of this exchange, partially offset by higher balances outstanding under the credit facility.

     Income tax benefit decreased approximately $0.2 million from $15.7 million in 1999 to $15.5 million in 2000. The decrease in the income tax benefit represented the tax impact related to the decline in non-goodwill related amortization expenses.

     Extraordinary item represents the net extraordinary gain recorded as a result of the exchange of $18.25 million aggregate principal amount of Metrocall's senior subordinated notes into Metrocall's common stock. The $3.9 million net gain represented the difference between the carrying value of the notes at the time of exchange and the fair value of the common stock issued less the write-off of a portion of the deferred financing costs and a provision for income taxes.

     Metrocall's net loss increased approximately $14.0 million from $43.8 million in 1999 to $57.8 million in 2000. The increase in net loss was primarily the result of decreases in revenues as a result of a reduction in ARPU, partially offset by decreases in operating expenses. Metrocall expects net losses to continue in future periods.

     Preferred dividends decreased approximately $1.8 million from $4.1 million in 1999 to $2.3 million in 2000. The decrease was primarily the result of the cessation of dividends on the Series C Preferred in February 2000 after the exchange of the Series C Preferred for Metrocall common stock.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's

Interim Condensed Consolidated Statements of Operations and certain other information for the nine months ended September 30, 1999 and 2000.

                                          SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                              1999        REVENUES       2000        REVENUES   (DECREASE)
                                          -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance...........   $  416,004       95.9      $  380,705       96.1      $(35,299)
Product sales...........................       46,409       10.7          39,531       10.0        (6,878)
                                           ----------      -----      ----------      -----      --------
          Total revenues................      462,413      106.6         420,236      106.1       (42,177)
Net book value of products sold.........      (28,489)      (6.6)        (24,210)      (6.1)        4,279
                                           ----------      -----      ----------      -----      --------
Net revenues............................   $  433,924      100.0      $  396,026      100.0      $(37,898)
                                           ==========      =====      ==========      =====      ========
ARPU....................................   $     7.99                 $     7.00                 $  (0.99)
Number of subscribers...................    5,877,375                  6,133,741                  256,366

     Total revenues decreased approximately $42.2 million, or approximately 10.0%, from $462.4 million for the nine months ended September 30, 1999 ("1999") to $420.2 million for the nine months ended September 30, 2000 ("2000"). Net revenues decreased approximately $37.9 million, or 9.6%, from $433.9 million in 1999 to $396.0 million in 2000. ARPU for paging services decreased from $7.99 per unit in 1999 to $7.00 per unit in 2000. The decrease in net revenues was primarily the result of a change in subscriber mix more heavily weighted toward the indirect distribution channels, which are characterized by lower ARPU. Since September 30, 1999, the total number of subscribers receiving air-time services has increased by 256,366, a majority of which occurred in Metrocall's strategic alliance distribution channel. This channel is characterized by lower ARPU but is also characterized by lower operating costs as the alliance party provides a portion of the marketing, billing and other services for the subscriber. In addition, since September 30, 1999, Metrocall has also experienced a 57,700 decline in the number of subscribers in its direct distribution channels, channels which are characterized by higher ARPU. Metrocall expects that revenues and ARPU will continue to be affected by the shift in distribution mix that occurred during 1999 and may continue to decrease within its traditional one-way business during the remainder of 2000 and 2001 as two-way messaging products and other competing messaging products and technologies attract existing subscribers. Given these circumstances, Metrocall cannot assure you that internal growth in its traditional one-way subscriber base will continue, and declines in this base are possible. Metrocall expects to focus its direct sales and marketing resources over the remainder of 2000 on selling newly available two-way messaging products and airtime services and other advanced messaging products to existing and new subscribers. These products and services are generally characterized by higher ARPU than Metrocall's current ARPU.

     Product sales decreased approximately $6.9 million or 17.5% from $46.4 million in 1999 to $39.5 million in 2000 and decreased as a percentage of net revenues from 10.7% in 1999 to 10.0% in 2000. This decrease was primarily the result of a $5.5 million decline in product sales associated with the divestiture of Metrocall's Electronic Tracking System division, which occurred in November 1999.

     Net book value of products sold decreased approximately $4.3 million or 17.8% from $28.5 million in 1999 to $24.2 million in 2000 and decreased as a percentage of net revenues from 6.6% in 1999 to 6.1% in 2000.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the nine months ended September 30, 1999 and 2000.

                                       SEPTEMBER 30,     % OF     SEPTEMBER 30,       % OF       INCREASE OR
                                           1999        REVENUES       2000          REVENUE      (DECREASE)
                                       -------------   --------   -------------   ------------   -----------
OPERATING EXPENSES
Service, rent and maintenance........    $119,167        27.5       $ 93,599          23.6        $(25,568)
Selling and marketing................      72,899        16.8         77,035          19.5           4,136
General and administrative...........     126,831        29.2        129,237          32.6           2,406
Depreciation.........................      71,615        16.5         87,860          22.2          16,245
Amortization.........................     158,035        36.4        157,605          39.8            (430)
                                         --------       -----       --------         -----        --------
                                         $548,547       126.4       $545,336         137.7        $ (3,211)
                                         ========       =====       ========         =====        ========

                                                           SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                               1999            2000        (DECREASE)
                                                           -------------   -------------   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance....................      $2.29           $1.72         $(0.57)
Monthly selling and marketing............................       1.40            1.42           0.02
Monthly general and administrative.......................       2.44            2.38          (0.06)
                                                               -----           -----         ------
Average monthly operating costs..........................      $6.13           $5.52         $(0.61)

     Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 1999 to 2000. Average monthly operating cost per unit decreased from $6.13 per unit for 1999 to $5.52 per unit for 2000. Each rating expense is discussed separately below.

     Service, rent and maintenance expenses decreased approximately $25.6 million from $119.2 million in 1999 to $93.6 million in 2000 and decreased as a percentage of net revenues from 27.5% in 1999 to 23.6% in 2000. Monthly service, rent and maintenance expenses per unit decreased from $2.29 per unit in 1999 to $1.72 per unit in 2000. Service, rent and maintenance expense have decreased as a percentage of revenues primarily due to a decrease in telecommunication expense as a result of renegotiated telecommunications contracts, deconstruction of redundant tower sites and other cost reduction initiatives. Metrocall expects that its service, rent and maintenance expenses for its traditional paging services may be flat for the remainder of 2000 and may increase due to service costs related to providing two-way messaging services as Metrocall expands its two-way messaging services and incurs additional telecommunications costs and costs associated with operating leases for two-way messaging equipment.

     Selling and marketing expenses increased approximately $4.1 million from $72.9 million in 1999 to $77.0 million in 2000 and increased as a percentage of net revenues from 16.8% in 1999 to 19.5% in 2000. The overall expense increase was primarily the result of an increase in personnel costs associated with an increase in Metrocall's sales force and an increase in advertising costs associated with the launch of two-way messaging services in the nine months ended September 30, 2000. Selling and marketing expenses increased as a percentage of revenues during 2000 as a result of the reduction in revenues. Monthly selling and marketing expenses per unit increased from $1.40 per unit in 1999 to $1.42 per unit in 2000 as a result of the increase in the subscriber base from September 30, 1999.

     General and administrative expenses increased approximately $2.4 million from $126.8 million in 1999 to $129.2 million in 2000, and increased as a percentage of net revenues from 29.2% in 1999 to 32.6% in 2000. The increases in general and administrative expenses were primarily the result of approximately $2.7 million in legal, financing, advisory and other costs incurred in connection with Metrocall's competing reorganization plan and merger effort for PageNet. General and administrative expenses have increased as a percentage of net revenues due to the reduction in revenues. Monthly general and administrative expense per unit has decreased from $2.44 per unit in 1999 to $2.38 per unit in 2000 due to the increase in the subscriber base since September 30, 1999.

     Depreciation expense increased approximately $16.2 million from $71.6 million in 1999 to $87.8 million in 2000. Approximately $5.3 million of the increase is related to the change in depreciable lives on subscriber equipment purchased in 2000 described earlier. The remaining increase was the result of depreciation expenses incurred on fixed assets acquired in the NationPage acquisition and purchases of computer and other equipment purchased subsequent to September 30, 1999.

     Amortization decreased $0.4 million from $158.0 million in 1999 to $157.6 million in 2000 primarily as a result of a small number of intangible assets, which became fully amortized during 2000. Amortization expense was comprised of the following elements in 1999 and 2000:

                                                AMORTIZATION   SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                   PERIOD          1999            2000        (DECREASE)
                                                ------------   -------------   -------------   -----------
Subscriber lists..............................     3 years       $108,347        $108,636         $ 289
FCC licenses..................................    10 years         26,966          27,023            57
Goodwill......................................    10 years         17,224          16,908          (316)
Other.........................................     various          5,498           5,038          (460)
                                                                 --------        --------         -----
                                                                 $158,035        $157,605         $(430)
                                                                 ========        ========         =====

     Metrocall expects that amortization expenses will continue to be a significant non-cash operating expense for the remainder of 2000 and 2001 as it continues to amortize amounts allocated to subscriber lists of acquired companies.

                                                           SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                               1999            2000        (DECREASE)
                                                           -------------   -------------   -----------
OTHER
Interest and other income, net...........................    $     309       $     678       $   369
Interest expense.........................................      (63,493)        (63,416)          (77)
Income tax benefit.......................................       47,255          46,577          (678)
Extraordinary item, net of income taxes..................           --          19,649        19,649
Net loss.................................................     (130,552)       (145,822)       15,270
Preferred dividends......................................      (12,202)         (7,413)       (4,789)
Series C Preferred exchange inducement...................           --          (6,308)        6,308
Gain on repurchase of preferred stock....................        2,208              --        (2,208)

     Interest expense decreased approximately $0.1 million from $63.5 million in 1999 to $63.4 million in 2000 as a result of an approximately $1.0 million decrease in average debt balances in 2000.

     Income tax benefit decreased approximately $0.7 million from $47.3 million in 1999 to $46.6 million in 2000. The decrease in the income tax benefit represents the tax impact related to the decline in non-goodwill related amortization expenses.

     Extraordinary item represents the net extraordinary gain recorded as a result of the exchange of $67.3 million aggregate principal amount of Metrocall's senior subordinated notes into Metrocall's common stock. The $19.6 million net gain represents the difference between the carrying value of the notes at the time of exchange and the fair value of the common stock issued less the write-off of a portion of the related deferred financing costs and a provision for income taxes.

     Metrocall's net loss increased approximately $15.3 million from $130.5 million in 1999 to $145.8 million in 2000. The increase in net loss was primarily the result of decreases in revenues as a reduction in ARPU, and increases in operating expenses and the extraordinary item. Metrocall expects net losses to continue in future periods.

     Preferred dividends decreased approximately $4.8 million in 2000 from $12.2 million in 1999 to $7.4 million in 2000. The decrease was the result of the cessation of dividends on the Series C Preferred in February 2000 after the exchange of the Series C Preferred for Metrocall common stock.

     Series C Preferred exchange inducement -- In February 2000, Metrocall and the holder of all the issued and outstanding shares of Metrocall's Series C Preferred reached an agreement in which the holder of the Series C Preferred agreed to exchange such shares for 13.25 million shares of Metrocall common stock. The number of shares of common stock issued by Metrocall in the transaction was approximately 3.1 million shares in excess of what Metrocall would have issued had the holder elected to convert the Series C Preferred based on its original conversion provisions. However, under the original conversion terms the holder of the Series C Preferred would not have had the ability to convert its holdings until October 2003. The $6.3 million inducement expense represents the fair market value of the 3.1 million additional shares of common stock that were issued by Metrocall. At the time of the transaction, the carrying value of the Series C Preferred was approximately $105.4 million and represented an obligation to Metrocall because the holder had the option to require Metrocall to redeem the Series C Preferred in cash at the end of its maturity period in 2010. If held to maturity, Metrocall may have been required to redeem the Series C Preferred in cash for an amount of approximately $239.0 million. Metrocall recorded the issuance of common stock and the reduction of the $105.4 million carrying value of the Series C Preferred as an increase to stockholders' equity, which represented an excess of $78.6 million over the fair value of the common stock issued by Metrocall of $26.8 million.

     Gain on repurchase of preferred stock -- In January 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Junior Convertible Preferred Stock for $16.2 million, representing a $2.2 million discount from its carrying value.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows from Operating, Investing and Financing Activities

     For the nine months ended September 30, 2000, Metrocall's cash provided by operating activities decreased by approximately $7.0 million from $48.0 million for the nine months ended September 30, 1999 to $41.0 million for the nine months ended September 30, 2000. This decrease was primarily the result of an increase in the loss from operations of $34.7 million for the period and certain changes in working capital including decreases in accrued expenses and other current liabilities and deferred revenue balances offset by a reduction in accounts receivable. Accrued expenses and other current liabilities decreased during the nine months ended September 30, 2000 as the result of an overall expense reduction. Decreases in deferred revenue balances and accounts receivable resulted from the decline in revenues during the nine months ended September 30, 2000.

     Net cash used in investing activities increased approximately $17.2 million from $78.9 million for the nine months ended September 30, 1999 to $96.1 million for the nine months ended September 30, 2000. The increase in net cash used for investing activities was primarily the result of the acquisition of NationPage, Inc. for approximately $12.5 million and a slight increase in capital expenditures. Capital expenditures were approximately $51.9 million and $80.4 million for the nine months ended September 30, 1999 and 2000, respectively. Capital expenditures for the nine months ended September 30, 2000 included approximately $60.0 million for one-way and two-way messaging devices representing increases in subscriber equipment on hand and net increases to the rental and lease subscriber base. The balance of capital expenditures included $9.0 million for information systems and computer related equipment, $10.9 million for network construction and development and $3.2 million for general purchases including leasehold improvements and office equipment. Total capital expenditures for the year ending December 31, 2000 are estimated to be approximately $90.0 million and primarily consist of messaging devices, paging and transmission equipment and information systems enhancements. Metrocall expects that its capital expenditures for the three months ending December 31, 2000, will be financed primarily through its existing cash balances, operating cash flows for the period and borrowings. Projected capital expenditures are subject to change based on internal growth, general business and economic conditions and competitive pressures.

     Net cash provided by financing activities increased approximately $52.4 million from $27.2 million for the nine months ended September 30, 1999 to $79.6 million for the nine months ended September 30, 2000. The increase was primarily the result of net proceeds received from the common stock investments made by PSINet Inc., Aether Systems, Inc. and an affiliate of Hicks Muse Tate & Furst Inc., of approximately $51.3 million.

  Working Capital

     Metrocall's working capital improved by $17.5 million from a deficit of ($36.9) million at December 31, 1999 to ($19.4) million at September 30, 2000. The improvement in working capital was primarily the result of an increase in cash and cash equivalents at September 30, 2000 as a result of the proceeds received from the common stock investments described above, an increase in accounts payable and accrued expenses balances related to the timing of payments to Metrocall's vendors for its operating expenses offset by a decrease in accounts receivable as a result of improved collections experience and the decrease in revenues.

  Operating Cash Flow

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                 1999            2000            1999            2000
                                             -------------   -------------   -------------   -------------
Operating Cash Flow........................     $39,607         $30,911        $115,336         $98,040

     Operating cash flow as defined by Metrocall and its bank lenders equals the sum of (a) net income (loss) (after eliminating any extraordinary gains and losses, including gains and losses from the sales of assets and any deferred tax benefits), plus (b) to the extent deducted in determining net income (loss), the sum of the following for such period: (i) depreciation and amortization expenses, (ii) interest expense, (iii) tax expenses, (iv) Metrocall's portion of the equity in income (loss) of its investment in Inciscent and (iv) other non-cash charges, all as determined in accordance with Generally Accepted Accounting Principles. Operating cash flow is a standard measure of financial performance in the paging industry. Operating cash flow may not be comparable to similarly titled measures reported by other companies since all companies do not calculate it in the same manner. Operating cash flow should not be considered as an alternative to net income (loss) from operations, cash flows from operating, investing and financing activities, or any other measure of financial performance under GAAP. Operating cash flow as defined by Metrocall is used in its credit facility and senior subordinated note indentures as part of the tests to determine its ability to incur debt and make restricted payments.

     Operating cash flow for the three and nine months ended September 30, 2000 decreased approximately $8.7 million and $17.3 million, respectively, compared to the three and nine months ended September 30, 1999. These decreases were primarily the result of the decrease in net revenues for the respective periods partially offset by a reduction in operating expenses and increases in other income for the three and nine months ended September 30, 2000. Operating cash flow may continue to decrease until such time as Metrocall can produce meaningful revenue contribution from its advanced messaging products and services. There can be no assurances that operating cash flow will not continue to decrease in future periods.

  Long-Term Debt

     At December 31, 1999 and September 30, 2000, long-term debt consisted of:

                                                            DECEMBER 31,   SEPTEMBER 30,   INCREASE OR
                                                                1999           2000        (DECREASE)
                                                            ------------   -------------   -----------
Borrowings under the credit facility......................    $ 75,000       $105,000       $ 30,000
Senior subordinated notes.................................     698,608        631,522        (67,086)
Capital leases and other debt.............................       4,019          3,547           (472)
                                                              --------       --------       --------
     Total long-term debt.................................    $777,627       $740,069       $(37,558)
                                                              ========       ========       ========

     Borrowings and Repayments under the Credit Facility. During the nine months ended September 30, 2000, Metrocall increased its net borrowings outstanding under its credit facility by approximately $30.0 million from December 31, 1999. These funds were used primarily for general corporate purposes.

     On March 17, 2000, Metrocall and its bank lenders entered into a Fifth Amended and Restated Credit Facility (the "credit facility"). Subject to certain conditions, Metrocall may borrow up to $200.0 million under the credit facility. Under the credit facility, Metrocall is required to comply with or maintain certain financial and operating covenants including certain financial ratios, such as total net debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also prohibits certain changes in ownership control of Metrocall, as defined.

     Effective June 30, 2000, Metrocall and these lenders entered into the First Amendment to the credit facility, which amended the operating cash flow to interest expense ratio covenant for the three months ended June 30, 2000 and September 30, 2000 reducing this covenant to a ratio of 1.50 to 1.00. This ratio will increase to 1.75 to 1.00 for the three months ended December 31, 2000 and
2.00 to 1.00 beginning March 31, 2001. Had the amendment not been made, Metrocall would have not been in compliance with this covenant for the three months ended June 30, 2000 and the three months ended September 30, 2000.

     At September 30, 2000, Metrocall was in compliance with all of the covenants of its credit facility. At September 30, 2000, $105.0 million was outstanding under the credit facility and $28.9 million of additional borrowings were available to the Metrocall based on its total leverage covenant. Metrocall's total leverage ratio was 5.77 to 1.00 at September 30, 2000. Pursuant to the terms of the credit facility, Metrocall's maximum total leverage ratio decreases to 5.50 to 1.00 beginning March 31, 2001. Metrocall expects existing cash balances, permitted borrowings and cash flows from operations to be sufficient to meet general corporate requirements for the remainder of 2000 and the foreseeable future.

     As described above, certain of the covenants under the credit facility are determined based on Metrocall's quarterly operating cash flow. In the event that Metrocall's operating cash flow continues to decrease or is not sufficient to maintain existing compliance measures, Metrocall's borrowing ability could be further limited or Metrocall could violate one or more of the covenants under its credit facility. In the event that the latter occurs, Metrocall could be viewed to be in default of its credit facility and Metrocall's bank lenders could prevent it from borrowing any additional amounts under the credit facility until the default is cured or may require that all of the outstanding borrowings be repaid. Under this circumstance, there can be no assurance that the bank lenders would grant a waiver for the covenant that was in default or that Metrocall would be able to pay or refinance such outstanding borrowings on acceptable terms to Metrocall. There can be no assurance that Metrocall will continue to remain in compliance with the covenants of its credit facility.

     Senior subordinated notes. There are no principal payments required under the senior subordinated notes during the year ending 2000. Between April 20, 2000 and September 30, 2000, in multiple transactions, Metrocall issued 6,994,313 shares of its common stock in exchange for $67,349,000 aggregate principal amounts of its outstanding senior subordinated notes. The aggregate principal amounts of senior subordinated note series retired is reflected below:

11 7/8% senior subordinated notes due 2005..................  $ 7,032,000
10 3/8% senior subordinated notes due 2007..................   12,817,000
9 3/4% senior subordinated notes due 2007...................   25,850,000
11% senior subordinated notes due 2008......................   21,650,000
                                                              -----------
                                                              $67,349,000
                                                              ===========

     Subsequent to September 30, 2000, Metrocall issued additional 1,625,225 shares of its common stock in exchange for $6,023,000 aggregate principal amount of its senior subordinated notes. Metrocall expects to save approximately $7.7 million in interest expense on an annual basis as a result of these transactions.

     Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in section 3(a)(9) of that act. Metrocall may rely on this exemption in the future and may engage in additional exchanges of its common stock for its senior subordinated notes in the future if market conditions permit.

     Access to Future Capital. Metrocall's ability to access borrowings under the credit facility and to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon its future performance, including its ability to increase the number of subscribers receiving and operating revenues generated by two-way messaging products and services, and its cash flows from operations. These dependencies will be subject to financial, business and other factors, certain of which are beyond Metrocall's control, such as prevailing economic conditions and competition. Metrocall cannot assure you that, in the event it were to require additional financing, such additional financing would be available on terms permitted by agreements relating to existing indebtedness or otherwise satisfactory to it. Metrocall believes that funds generated by its operations, together with existing cash balances and those available under its credit facility, will be sufficient to finance estimated capital expenditure requirements and to fund its existing operations for the foreseeable future.

     Metrocall's shares of common stock are currently traded on the Nasdaq National Market. The Nasdaq National Market listing maintenance standards require that, among other things, either (1) Metrocall maintain net tangible assets of $4.0 million or (2) Metrocall's common stock maintain a minimum bid price of at least $5.00 per share for 30 consecutive trading days. Metrocall is currently out of compliance with these maintenance standards. Unless Metrocall meets the minimum bid requirement for 10 consecutive trading days on or before December 28, 2000, Nasdaq will seek to de-list Metrocall from the National Market. Metrocall can appeal this action, thereby staying the de-listing. Metrocall could also implement a reverse stock split to maintain its listing on the National Market, which would require stockholder approval. Alternatively, Metrocall could transfer its listing to the Nasdaq Small Cap Market or another exchange.

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

FIXED RATE DEBT:

                                                       EFFECTIVE                  INTEREST
        PRINCIPAL BALANCE             FAIR VALUE     INTEREST RATE   MATURITY   PAYMENTS DUE
        -----------------           --------------   -------------   --------   -------------
$ 92.9 million....................  $ 56.0 million      19.71%         2005     Semi-Annually
$  0.2 million....................  $  0.2 million      11.88%         2005     Semi-Annually
$137.2 million....................  $ 58.0 million      24.56%         2007     Semi-Annually
$174.2 million....................  $ 77.1 million      22.03%         2007     Semi-Annually
$236.5 million....................  $102.7 million      24.31%         2008     Semi-Annually

     No principal repayments are due under these notes until maturity. If at maturity Metrocall refinanced these notes at interest rates that are 1/4 percentage point higher than their stated rates, its per annum interest costs would increase by $0.9 million. Based on the outstanding balances at September 30, 2000 a hypothetical immediate 1/4 percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $3.0 million.

VARIABLE RATE DEBT:

                                                  WEIGHTED AVERAGE                INTEREST
               PRINCIPLE BALANCE                   INTEREST RATE     MATURITY   PAYMENTS DUE
               -----------------                  ----------------   --------   ------------
$105.0 million..................................       10.66%          2004      Quarterly

     Metrocall's credit facility bears interest at floating rates and has a maturity of 2005. As of September 30, 2000, there was $105.0 million outstanding under the credit facility. Based on weighted average borrowings outstanding under the credit facility during the nine months ended fiscal year 2000, a 1/4 percentage point change in Metrocall's weighted average interest rate would cause interest expense to increase or decrease by approximately $0.19 million. Repayments under the credit facility may be made at anytime without penalty.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Legal and Regulatory Matters

     Metrocall is subject to legal and regulatory matters in the normal course of business. Metrocall does not expect that the outcome of those matters will have a material adverse effect on its financial position or results of operations.

     Subject to the foregoing, Metrocall hereby describes one pending lawsuit. In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS alleges that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.2 million at current exchange rates). Metrocall believes the claim is without merit. Metrocall has filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall has sought permission to appeal this order to the High Court of Australia.

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

     (b) Reports on Form 8-K

     Form 8-K dated July 21, 2000 reporting the submission of an acquisition proposal to the Board of Directors of PageNet.

     Form 8-K dated August 11, 2000 reporting the rejection by PageNet of the Metrocall acquisition offer and Metrocall's filing of a motion with the Bankruptcy Court requesting that the Bankruptcy Court terminate PageNet's exclusivity period so as to permit Metrocall to file a competing plan of reorganization in the Chapter 11 reorganization of PageNet.

     Form 8-K dated August 24, 2000 reporting the submission of an amendment to its competing plan of reorganization for PageNet in the Bankruptcy Court.

     Form 8-K dated September 21, 2000 reporting the submission of a modification to Metrocall's proposed acquisition plan for PageNet as well as the fulfillment of the Bankruptcy Court's requirement to secure the necessary financing for the proposed acquisition.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000                   METROCALL, INC.

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