Form 10-K
period 2000-12-31
METROCALL INC
filed 2001-04-02
CIK 906525

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 TITLE OF CLASS
                                  -----------

                         COMMON STOCK ($.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $27,919,815 based on the closing sales price on March 3, 2001.

COMMON STOCK, PAR VALUE $0.01 -- 89,975,772 SHARES OUTSTANDING ON MARCH 3, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Item III will be provided in the Proxy
Statement for the registrant's Annual Meeting of stockholders and incorporated by reference thereto or will be filed by amendment to this annual report on Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    3
Item 2   Properties..................................................   16
Item 3   Legal Proceedings...........................................   16
Item 4   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5   Market for Metrocall's Common Stock and Related Security
         Holder Matters..............................................   16
Item 6   Selected Financial Data.....................................   19
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   20
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   35
Item 8   Financial Statements and Supplementary Data.................   36
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   36
                                 PART III
Item 10  Directors and Executive Officers of the Company.............   36
Item 11  Executive Compensation......................................   36
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   36
Item 13  Certain Relationships and Related Transactions..............   37

                                  PART IV
Item 14  Exhibits....................................................   37
Signatures...........................................................   41

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes or incorporates forward-looking statements. Metrocall Inc. has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things those discussed under "Business" and "Management's Discussion and Analysis of Financial Condition, and Results of Operations," and as follows:

     - Metrocall's high leverage and need for substantial capital;

     - Metrocall's ability to service debt; possible acceleration of Metrocall's indebtedness as a result of its failure to pay scheduled subordinated debt interest payments;

     - Metrocall's history of net operating losses;

     - the effects of a filing of a petition under the Bankruptcy Code by or against Metrocall;

     - Metrocall's ability to implement its business strategies;

     - Metrocall's reliance on another messaging company -- itself in financial difficulties -- to provide access to a two-way messaging network;

     - Metrocall's ability to cover fixed charges;

     - Metrocall's anti-takeover defenses;

     - the risks associated with Metrocall's investment in its technology-based joint venture, Inciscent;

     - the amortization of Metrocall's intangible assets;

     - the restrictive covenants governing Metrocall's indebtedness;

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Metrocall is a leading provider of local, regional and national one-way or "traditional" paging and advanced wireless data and messaging services. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, Metrocall's subscriber base has increased from less than 250,000 to greater than 6.25 million. Approximately 112,500 subscribers received advanced data and messaging services. This growth was achieved through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 2000, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

RECENT DEVELOPMENTS

     Metrocall's traditional one-way paging operations account for more than 90% of its revenues and operating cash flow (earnings before interest, taxes, depreciation and amortization, or "EBITDA"). Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower average monthly revenues per unit ("ARPU"). As discussed below in "Management's Discussion and Analysis," service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million during 2000, and Metrocall's operating cash flow declined by approximately $27.8 million. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline in 2001.

     During 2000, Metrocall began to provide advanced wireless data and messaging services. In 2000, these services generated approximately $9.1 million in service, rent and maintenance revenues, which only partially offset the $53.0 million decline in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during 2001, if its financial resources are adequate to continue its investment in wireless data devices.

     Since the beginning of 2001, traditional paging revenues have continued to decline. The decline in revenues and operating cash flows and the impact of recurring net losses have placed pressures on Metrocall's financial condition and liquidity position. Metrocall expects that cash generated from operations will be sufficient in 2001 to fund operations, capital expenditures and interest on its senior secured bank debt; however, operations will not generate enough cash also to pay interest on Metrocall's subordinated debt. It is unlikely that Metrocall will be able to increase its operating cash flow for the three months ended March 31, 2001 to the level currently required by covenants in its senior bank credit facility. Moreover, Metrocall will be unable to access the credit facility for additional borrowings due to prohibitions in the facility and in the indentures governing Metrocall's senior subordinated notes. In light of current conditions in the financial markets, Metrocall believes it is unlikely that it can attract new debt or equity financing.

     In light of these circumstances, Metrocall has suspended the payments of interest due on March 15, 2001 to holders of its 11% senior subordinated notes (11% notes) and on April 1, 2001 to holders of its 10 3/8% senior subordinated notes (10 3/8% notes). The aggregate payments due under these notes were approximately $19.5 million. Metrocall's Board of Directors approved this action in order to provide cash to finance operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults will permit holders of the subordinated notes in question to accelerate this indebtedness after expiration of a 30 day grace period, or upon acceleration of other series of subordinated notes or bank debt.

     Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under chapter 11 of the Bankruptcy

Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the likely non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as a current liability at December 31, 2000.

     Metrocall believes that its operations can continue to generate positive operating cash flow before payment of subordinated debt interest. Even with decreasing revenues, Metrocall's operating cash flow in 2000 was $128.7 million. Metrocall believes further that, given time and sufficient funds to acquire necessary inventory, it can increase revenues from two-way messaging and thereby offset declines in traditional one-way revenues. Metrocall expects that it will generate enough operating cash flow to service its senior secured bank debt, which totalled $133.0 million at March 29, 2001. However, at current expected levels, operating cash flow cannot support Metrocall's approximately $625.5 million in outstanding senior subordinated notes. Nonetheless, Metrocall believes its level of operating cash flow can provide a basis for a restructuring of its subordinated notes that will better enable it to generate increases in future operating cash flow and the improvement in its financial condition and liquidity.

     Accordingly, Metrocall decided to seek to restructure its outstanding debt, either in conjunction with a strategic transaction or on a standalone basis. It engaged Lazard Freres and Deutsche Banc Alex. Brown to advise it with respect to evaluating its strategic and financial options, including a strategic business combination and/or potential debt restructuring. In addition, Metrocall retained Banc of America Securities and Wit Soundview to advise it with respect to potential strategic transactions. On April 2, 2001, Metrocall executed an agreement with Weblink Wireless, Inc. This agreement provides for the merger of Weblink and Metrocall in conjunction with restructuring of each party's respective outstanding indebtedness. The merger and restructuring will be implemented by each party filing for protection under chapter 11 of the Bankruptcy Code and obtaining confirmation of plans of reorganization. Completion of the transaction is subject to a number of conditions, including regulatory approvals, obtaining post-petition financing, and confirmation of the parties respective plans of reorganization. There is no assurance that the parties will be able to obtain the requisite financing on acceptable terms or that the creditors of the respective parties will approve their plans of reorganization.

TRADITIONAL PAGING AND WIRELESS MESSAGING INDUSTRY OVERVIEW

     Metrocall believes that traditional paging and advanced wireless messaging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area either directly to a person traveling or to various fixed locations. Traditional paging, as a one-way communications tool, is a way to communicate at a lower cost than current two-way communication methods, such as cellular and personal communication services (PCS) telephones. For example, the paging and messaging equipment and air time required to transmit an average message cost less than the equipment and air time for cellular and PCS telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee, which covers a fixed number of messages sent to the subscriber. In addition, these messaging devices are unobtrusive and portable and historically have withstood substantial technological advances in the communications industry. Many mobile telephone customers also use paging devices in conjunction with their telephones to screen incoming calls and minimize battery wear and usage charges.

     Although the U.S. traditional paging industry has over 500 licensed paging companies, Metrocall estimates that the six largest paging companies, including Metrocall, currently serve more than 75% of the total paging subscribers in the United States. These companies are facilities-based, Commercial Mobile Radio Service (CMRS) providers, previously classified as either Radio Common Carrier
(RCC) or Private Carrier Paging (PCP) operators, servicing over 100,000 subscribers each in multiple markets and regions.

     Metrocall continues to develop and market advanced wireless data and messaging services, which use narrowband PCS networks and currently include two-way messaging and other short messaging-based services and applications. Metrocall believes that this relatively new method of communication is also a way to communicate at a lower cost than other forms of two-way wireless communications and for longer periods of time due to superior battery life. In addition, advanced messaging devices, which are supported by the ReFlex communications technology, cover a substantially larger geographic area than broadband PCS networks.

Because advanced wireless messaging uses narrowband PCS networks, which utilize a two-way spectrum, advanced messaging devices offer advantages over the traditional one-way spectrum that some paging networks use. The two-way spectrum enables a wireless device to emit a signal that notifies the network of the device's location and permits the network to send the message to transmitters closest to the messaging device. In contrast, a one-way spectrum requires the message to be sent to all transmitters within a geographic area and not necessarily to those transmitters closest to the messaging device. Therefore, a two-way device utilizes less air-time of the spectrum and creates more airtime efficiency, particularly in the areas farthest from the messaging device. New two-way web querying devices are rapidly being deployed that also utilize this functionality. This allows networks to operate at maximum efficiency even when users are "scraping" the World Wide Web.

     Examples of advanced messaging services include:

     - "Confirmation" or "response" messaging that sends a message back to the network confirming that a message has been received;

     - two-way messaging, which permits users to communicate wirelessly with other portable messaging devices, Internet e-mail, as well as short message "information pulls" which are initiated by the user and is known as "scraping the web." This functionality is completely wireless and untethers the user from the personal computer.

     - short message "information pulls", which enable subscribers to receive customized stock quotes/portfolio information, weather reports, Internet information access, corporate Intranet information retrieval, and other information.

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

METROCALL'S BUSINESS OBJECTIVES

     Metrocall's business objectives for 2001 include achieving growth in its advanced wireless data and messaging subscribers, revenues and monthly ARPU; retention to the extent possible of the subscriber base in its traditional operations; additional reductions in operating expenses and improvement in its liquidity position and financial condition. The principal elements to achieve these objectives include:

     Maximize Internal Growth Potential. Since December 31, 1994, Metrocall has added approximately 1.7 million new subscribers through internal growth. Metrocall expects to seek to preserve subscribers and revenues in its traditional paging operations and to maximize its internal growth potential in its wireless data and messaging operations:

     In 2001, Metrocall expects that there will continue to be significant pressures on its traditional paging operations. Metrocall expects to continue to focus on its traditional operations across all of its distribution channels to help reduce the impact that an increased churn (turnover of subscribers) may cause. Metrocall has adopted incentive commission plans for members of its sales force who are successful in getting subscribers to retain their traditional service when they also subscribe to Metrocall's advanced messaging services. Metrocall also has placed renewed emphasis on its 100 retail stores and its virtual storefront that enables customers to shop and receive customer care and service "on-line" using the Internet. Still, Metrocall expects that a significant portion of its initial advanced wireless data subscribers will come from subscribers that currently receive traditional paging services. Metrocall believes that certain of its subscribers in its traditional direct distribution channels will convert their subscription to advanced wireless data and messaging services and applications.

     Metrocall has also expanded its direct and indirect distribution channels to gain access to different market segments. As part of this strategy, Metrocall has formed strategic alliances with:

     - local, long-distance, cellular and PCS providers, such as ALLTEL, AT&T Wireless Services, ("AT&T Wireless"), Sprint and Verizon;

     - cable television companies, such as Adelphia Cable Communications and Suburban Cable; and

     - retail outlets, such as Circle K Stores, Ritz Camera and Walgreens.

     - other companies that provide functionality in the wireless industry such as Data Critical, Locate Networks Inc., and Wireless MD.

     In addition, Metrocall has a national distribution agreement through 2003 with AT&T Wireless, which enables Metrocall to exclusively distribute its paging and wireless messaging products in over 625 AT&T Wireless retail stores. Metrocall also has a broadband PCS distribution alliance with AT&T Wireless, which has enabled it to further diversify its product mix by distributing AT&T's digital PCS wireless products and AT&T's Digital One Rate (SM) service plans via Metrocall's direct distribution channels. In 2001, Metrocall may continue to expand its multi-tiered distribution network and marketing relationships.

     Continued Rationalization of Operations and Maintenance of Low Cost Operations. During 2000, Metrocall continued to eliminate redundant expenses within its operations and implement process changes and web centric initiatives designed to improve efficiencies in its operations. Such initiatives included the deconstruction of 758 towers and transmitters in regions in which Metrocall had extensive network coverage and redundancies and continued consolidation of Metrocall's separate billing platforms. During 2001, Metrocall expects to continue with its cost containment initiatives through further consolidation of its separate billing platforms, deconstruction of additional tower sites, reduction in expenses incurred with third party traditional paging providers and other reductions in non-revenue generating areas.

     Metrocall also believes that as use of its strategic alliances and other indirect distribution channels increase, its operating costs will decrease as participants in these channels typically bear a portion of its sales and customer service expenses. Similarly, Metrocall believes its focus on maximizing monthly recurring revenues and promoting value-added services will improve operating margins.

     Metrocall has also sought to increase its market presence through Inciscent, Inc. (Inciscent). Inciscent is a technology-based joint venture that is a business-to-business wired-to-wireless application service provider (ASP) to small office/home office (SOHO) and small to medium-sized businesses. Metrocall believes that its investment in Inciscent will provide strategic benefits by permitting Metrocall to complement its products and services with those of Inciscent. Metrocall believes the complementary nature of Inciscent's services with Metrocall's products and services will enable Metrocall to diversify and expand its market presence to other areas associated with wireless messaging.

     Pursue Cost-Efficient Technological Advances. Metrocall has historically concentrated its capital spending on the development of its local, regional and nationwide one-way paging networks. During 2000, Metrocall began offering advanced wireless data and messaging products and services using narrowband PCS. Metrocall was able to begin offering these services with minimal capital outlay because it acquired an FCC narrowband PCS license in connection with the acquisition of the advanced messaging division of AT&T (AMD) and formed a strategic alliance with WebLink, a leading provider of paging and messaging services, to develop and offer narrowband PCS. Metrocall's alliance with WebLink consists of two phases: a switch-based resale phase and a shared network build-out phase. The alliance is currently in its first phase in which Metrocall provides narrowband PCS using WebLink's advanced messaging transmit and receive network. Metrocall began offering guaranteed-delivery messaging during 1999 and launched two-way and data-intensive messaging services in the first quarter of 2000. In the second phase, Metrocall will install and operate its own outbound narrowband PCS frequency on its nationwide network and WebLink will provide turnkey installation and operation of a receiver network. Metrocall believes this alliance will enable it to comply with the FCC's mandated narrowband PCS build-out requirements. Under the alliance, Metrocall shares certain capital expenditures and operating expenses. Metrocall believes that the WebLink alliance has enabled it to provide narrowband PCS in a faster and more cost-effective manner than if it had developed and funded the network itself. However, it has also made Metrocall dependent on Weblink to provide the network for advanced messaging services.

     In February 2001, Weblink announced that it expects it will need $70.0 million of additional capital funding in 2001, beginning in the second quarter of 2001 to support its business. If Weblink is not successful in its capital raising efforts, Weblink will have liquidity difficulties and its financial condition and business, including the services provided under its strategic alliance could be materially adversely affected. There can be no assurance that Weblink will be successful in its capital raising efforts or that Metrocall will not be adversely affected by Weblink's liquidity difficulties or financial condition.

     Optimize Customer Relationships. Metrocall seeks to maintain a close relationship with its existing customers and to develop stronger relationships with the subscribers of acquired companies by maintaining decentralized sales, marketing and customer service operations and providing value-added services tailored to customers' needs. The value-added services provided by Metrocall are billed as enhancements to its basic service and generally result in higher ARPU. Metrocall's specific value-added services include:

     - Customized information content using Metrocall's OnTheGoInfo(SM) suite of information services.

     - Customized wireless messaging applications for specific segments of the public, such as the medical community;

     - Dispatch services; and

     - An enterprise-wide messaging management software and database system focused on the medical community and campus-type settings.

METROCALL'S PAGING AND WIRELESS MESSAGING OPERATIONS

  Services and Subscribers

     Metrocall currently provides several traditional and advanced wireless data and messaging services, including:

  Traditional Paging and Other Services

     - Digital display (numeric) paging, which permits a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired;

     - alphanumeric display paging, which allows subscribers to receive and store text messages from a variety of sources including the Internet;

     - digital broadband and PCS phones and other products of AT&T under a distribution agreement with AT&T Wireless, which allows users to place and receive calls under AT&T's Digital One Rate(SM) service plans.

     Metrocall provides digital display, alphanumeric display and two-way messaging devices in all of its markets. In addition, alphanumeric paging access is available via its Internet website, www.metrocall.com, where any Internet user can access Metrocall's on-line alphanumeric paging software. At December 31, 2000, approximately 86% of its subscriber devices in service were digital display devices and approximately 14% were alphanumeric display devices. At December 31, 2000, 6,141,811 subscribers received traditional paging services.

  Advanced Wireless Data and Messaging Services

     - Hand-held wireless devices, which provide guaranteed delivery of messages and the ability to respond to messages.

     - Two-way messaging devices, which permit interactive peer to peer messaging, device to e-mail messaging and ability to access Internet-based, wireless content and enterprise, server based e-mail solutions.

     - Internet-based, wireless content includes Internet information on demand: news, weather, flight status, financial updates, entertainment and traffic.

     - Enterprise, server-based e-mail solutions include the ability to:

          - Send and receive e-mails to and from the messaging device with PCs and other wireless devices;

          - Access an e-mail inbox or open e-mail messages;

          - Filter e-mails received on the messaging device through user controls located on the device; and

          - Redirect e-mail attachments using the messaging device.

Metrocall introduced its advanced wireless data and messaging services in 2000. At December 31, 2000, approximately 112,500 subscribers received these services.

     Subscribers who use paging and advanced wireless data and messaging services traditionally included small business operators and employees, professionals, medical personnel, sales and service providers, construction and trades-people, and real estate brokers and developers; however, the appeal of paging to the residential user has grown, with service being adopted by individuals for private, non-business uses such as communicating with family members and friends.

     Metrocall subscribers either buy or lease their messaging and paging devices. Metrocall also receives additional revenue for enhanced services such as voice mail, personalized greetings and One Touch(TM) service, which is an advanced messaging service. Volume discounts on lease payments and service fees are typically offered to large volume subscribers. In some instances, Metrocall's subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing, collection and related costs with respect to their customers.

     Metrocall also provides enhancements and ancillary services such as:

     - personalized automated answering services, which allow a subscriber to record a message that greets callers who reach the subscriber's voice mailbox;

     - message protection, which allows a traditional subscriber to retrieve any calls that come in during the period when the subscriber was beyond the reach of our radio transmitters;

     - annual loss protection, which allows subscribers of leased messaging devices to limit their cost of replacement upon loss or destruction of the device; and

     - maintenance services, which are offered to subscribers who own their own pagers and advanced messaging devices.

  Sales and Marketing

     Metrocall's sales and marketing strategy incorporates a multi-tiered distribution system designed to maximize internal growth and geographic presence to place both its traditional and advanced wireless data and messaging services. At December 31, 2000, Metrocall through more than 193 sales and administrative offices and retail outlets, employed a sales force of over 1,500 sales representatives, including its direct sales staff, telemarketing professionals and sales representatives who call on retailers and resellers. Metrocall's major distribution channels are described briefly below.

  Direct Distribution Channels

     - Direct Sales. Metrocall's direct sales personnel sell its messaging services and products primarily to businesses, placing special emphasis on key accounts of strategic importance to it. Metrocall's direct sales personnel generally target businesses that have multiple work locations or have highly mobile employees. Metrocall's sales compensation plans are designed to motivate direct sales personnel to focus on selling rather than leasing traditional pagers and advanced wireless data and messaging devices, which reduces capital requirements, and to increase sales of higher revenue product enhancements, such as nationwide coverage, alphanumeric service, voice mail and One Touch(TM).

     - Database Telemarketing. Metrocall's internal, professionally trained staff generates sales by utilizing computerized lead management and telemarketing techniques combined with its proprietary lead screening and development protocol. Using acquired lists to focus their efforts, Metrocall's internal staff targets groups of consumers and small businesses who have a propensity to use paging and messaging services but are either in a region where Metrocall does not have a direct sales effort or has not been reached by other distribution channels. In Metrocall's marketing efforts, it uses only commercially available public information to analyze and target new customers and does not use "Customer Proprietary Network Information" in a way that would conflict with the Communications Act of 1934, as amended (the "Communications Act"), or the Federal Communications Commission (FCC) rules.

     - Company-Owned Retail Stores. Metrocall's retail outlets are designed to sell higher ARPU services to the consumer market segment directly while providing Metrocall with a point of presence to enhance its brand recognition. These retail outlets take a variety of forms, such as mall stores, kiosks, mall carts, retail merchandising units and mall center locations. Products sold to consumers at company owned retail stores include paging, messaging, cellular, long distance and PCS services and related accessories. Many of these locations function as customer service and payment centers in addition to offices for direct sales representatives.

  Indirect Distribution Channels

     - Resellers. Metrocall sells resellers bulk paging services for resale to their own business clients and individual customers. Metrocall issues one monthly bill to each reseller who is responsible for marketing, billing and collection, and equipment maintenance. Through this channel, Metrocall achieves high network utilization at low incremental cost, but realizes much lower ARPU than through other distribution channels.

     - Retail Outlets. Metrocall sells pagers on a wholesale basis to retail outlets, such as office supply, electronics and general merchandise chains, for resale to their customers. Metrocall selects these outlets based on factors such as the number of stores in a region and the extent of their advertising. These outlets then sell the messaging device itself and provide limited customer service to the consumer. Metrocall provides sales incentives and advertising support, and train sales personnel to enhance a retail outlet's effectiveness and to ensure that the customer is well educated regarding the product.

     - Dealer Network. Metrocall contracts with independent dealers, representatives and agents, including such outlets as small cellular phone dealers and independent specialty electronics stores. Metrocall typically uses these dealers to reach specific consumer niches (e.g., ethnic or non-English speaking communities) and small businesses that are more efficiently accessed through this channel than through Metrocall's other distribution channels. In addition to selling the paging devices, independent dealers assist the subscriber in choosing a service plan and collecting the initial payments. Metrocall pays independent dealers commissions based on their sales of Metrocall services. It should be noted that these dealers are finding it more difficult to generate profitable business given the aggressive pricing by the large principals in the industry and accordingly this channel is shrinking.

     - Strategic Partners. Metrocall has entered into contractual agreements with several selected national distribution partners who market its paging services to their existing and future customers. Metrocall supplies many of these partners with custom branded turnkey solutions for network services, products, customer services, billing, collections and fulfillment. Metrocall's strategy is to provide these value-added services to enhance the business relationship and margin opportunities for both parties. Metrocall has entered into alliances with companies in the long distance, local exchange, cable,

       Internet, retail, direct response and multi-level marketing businesses and believes that these programs will help deliver paging, advanced messaging services and two-way messaging to market segments that its other distribution channels may not reach cost-effectively.

     - Affiliates. Metrocall operates a network of paging carriers or affiliates that resell services on the 152.480 MHz private carrier paging frequency. These affiliates are independent owners of paging systems in various markets throughout the nation who sell expanded coverage to their customers. Utilizing Metrocall's infrastructure, these independent networks provide wide area and nationwide paging on a single channel.

     Subscribers by Geographic Region. Set forth below is the number of messaging devices that Metrocall has in service by geographic region.

                          NUMBER OF DEVICES IN SERVICE

        FOR THE YEARS ENDED DECEMBER 31,            1998(1)       1999         2000
        --------------------------------           ---------    ---------    ---------
Northeast........................................    772,463      781,663      843,617
Mid-Atlantic.....................................    693,631      799,775      848,379
Southeast........................................  1,179,548    1,261,545    1,303,382
Midwest..........................................    400,150      431,072      470,600
Southwest........................................  1,356,218    1,448,090    1,491,826
West.............................................    768,829      750,000      792,546
Northwest........................................    488,711      455,794      504,023
                                                   ---------    ---------    ---------
     Total.......................................  5,659,550    5,927,939    6,254,373
                                                   =========    =========    =========

- ---------------
(1) Includes approximately 1.2 million pagers in service acquired in the AMD acquisition.

     Subscribers by Distribution Channel. Set forth below are the respective numbers and percentages of messaging devices that Metrocall services through its distribution channels:

                        OWNERSHIP OF DEVICES IN SERVICE

                                         1998(1)                     1999                      2000
                                  ----------------------    ----------------------    ----------------------
FOR THE YEARS ENDED DECEMBER 31,   NUMBER     PERCENTAGE     NUMBER     PERCENTAGE     NUMBER     PERCENTAGE
- --------------------------------  ---------   ----------    ---------   ----------    ---------   ----------
DIRECT CHANNELS:
  Company-owned and leased to
     subscribers..............    1,980,297       35%       1,925,903       33%       1,967,613       32%
  Customer-owned and
     maintained...............      629,352       11          616,829       10          667,962       11
  Company-owned retail stores
     (CORS)...................      207,493        4          184,010        3          145,022        2
INDIRECT CHANNELS:
  Resellers...................    2,369,686       42        2,579,286       44        2,771,394       44
  Strategic Partners and
     affiliates...............      274,844        5          475,487        8          585,777        9
  Retail......................      197,878        3          146,424        2          116,605        2
                                  ---------      ---        ---------      ---        ---------      ---
     Total....................    5,659,550      100%       5,927,939      100%       6,254,373      100%
                                  =========      ===        =========      ===        =========      ===

- ---------------
(1) Includes approximately 1.2 million pagers in service acquired in the AMD acquisition.

  Network and Equipment

     Metrocall has developed a state-of-the-art paging and messaging system utilizing current technology, which achieves optimal building penetration, wide-area coverage and the ability to deliver new and enhanced messaging services. This existing paging transmission equipment has significant capacity to support future growth.

     Metrocall's messaging services are initiated when a telephone user calls or short message based text services are placed to its Company-maintained paging terminals. A sender uses one of the above-mentioned input sources to send the message or page through the local phone system, or PSTN. The PSTN "switches" the page to one of Metrocall's paging terminals. Once the paging terminal receives the page, it processes, stores and forwards information from the caller. Additionally, it encodes the page for transmission and routes the page to Metrocall's "Global Messaging Gateway". Typically, an encoder accepts the incoming page, validates the pager address and "encodes" the address and message content into the appropriate paging signaling protocol. Most of the encoding takes place at Metrocall's primary satellite transmission hub located in Stockton, California. This facility receives paging data from around the country via Metrocall's private ATM network. Here the data is encoded and then delivered via satellite to terrestrial based network transmitters providing RF coverage throughout the service area. Metrocall transmits a majority of its traffic through this facility. The facility operates 24 hours per day, seven days per week.

     Metrocall launched interactive two-way messaging services, incorporating send and receive data messaging with wireless email and instant messaging applications, and other interactive features, in April 2000. Two-way messaging services allow subscribers to send and receive messages to and from any email address worldwide, send and receive messages to and from another device activated on Metrocall's network and access information on the Internet such as weather, sports, headline news and financial market information. Prior to April 2000, Metrocall offered 1.5/1.7 way assured messaging services marketed under a service offering called MessageTrac(SM). This service provided guaranteed delivery of alphanumeric messages to devices nationwide.

     Metrocall launched its interactive two-way services in April 2000 by introducing Metrocall's My2Way(TM) products and services. The My2Way(TM) service, initiated in April 2000, enables users to send, receive and forward data messages and email wirelessly, as well as access various other interactive services, such as retrieving content (such as stock quotes, travel information, weather and entertainment) on command, through added software applications. Another service, operating through a two-way wireless messaging module that plugs into the back of a PDA, enables a subscriber to maintain constant connectivity with the Metrocall network, so that the subscriber can send messages from a PDA to email accounts as well as other devices, and access information such as stock quotes, weather and travel updates from the Internet. Other planned two-way messaging services include telemetry products, such as vehicle location services that report the location of vehicles at predetermined intervals to a Web-based map, Security/Loss Prevention that will allow the tracking of high-value shipments, barge tracking, shipping container tracking, bank bag tracking, auto recovery; and rental car tracking and recovery. Additional services will include asset management, personal security and emergency services location and machine-to-machine telemetric services.

     Metrocall has three exclusive nationwide one-way frequencies and a nationwide 50/50 KHz narrowband personal communication (NBPCS) license issued by the Federal Communications Commission and are operating in each of the largest 100 SMSA's. Metrocall began operating the nationwide network on one of the three one-way channels in November 1993. Metrocall is also capable of providing local paging in many markets served by the nationwide network by using transmitters to carry local messages. Services provided through the nationwide network are marketed to subscribers directly through Metrocall's sales force and indirectly through retailers and resellers. Metrocall also operates a series of regional operating systems or networks consisting of primary one-way networks serving Arizona, California, Utah, Texas, Florida, Illinois, Oregon, Washington, Colorado and Nevada, and the area from Boston to the Virginia/North Carolina border, and ten (10) state region in the Southeastern portion of the U.S.

     Metrocall does not manufacture any of the pager's messaging devices or infrastructure equipment used in its operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, Metrocall has historically limited the number of suppliers to achieve volume cost savings and, therefore, depends on such manufacturers to obtain sufficient inventory. Metrocall anticipates that equipment and messaging devices will continue to be available to it in the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot assure you that it will not experience unexpected delays in obtaining one-way and two-way messaging devices and infrastructure equipment in the future. A significant number of delays could have an adverse effect on Metrocall's operations, network development plans and future revenues. Metrocall continually evaluates new developments in wireless messaging technology in connection with the design and enhancement of its messaging systems and selection of products to be offered to subscribers.

  Management Systems and Billing

     Metrocall has centralized certain operating functions and utilizes common and distributed billing and subscriber management systems. This permits Metrocall to reduce costs, increase operating efficiencies, obtain synergies from acquisitions and focus regional management on sales and distribution.

     The functions Metrocall has centralized into its national operations center in Alexandria, Virginia, include accounting, management information systems, inventory and order fulfillment. It has also integrated the information systems of the acquired companies into its structure.

     Metrocall also maintains three national call centers, which are critical factors in marketing and servicing the nationwide network to all markets in the United States. Metrocall's centers handle customer inquiries from existing and potential customers and support its distribution channels initiatives. At December 31, 2000, its three centers were staffed with approximately 420 employees. Each center offers a toll-free access number. One of these centers is open seven days per week, 24 hours per day. The other two centers are open six days a week and provide emergency service seven days a week, 24 hours a day. Metrocall attempts to satisfy customers upon initial inquiry to avoid repeat calls, thereby increasing customer satisfaction and decreasing costs. Metrocall employs state-of-the-art call management technology (such as an automated call distribution system and interactive voice response capabilities) to provide quality customer service and to track both the productivity and the quality of the performance of its customer service representatives.

COMPETITION

     The wireless communications industry is very competitive. Metrocall has competed in its traditional paging operations by maintaining competitive pricing of its products and services, by providing a broad assortment of coverage options using its own messaging network infrastructure and through quality, reliable customer service. Metrocall competes with hundreds of companies that provide only traditional paging services on a local, regional or nationwide basis and several companies that provide advanced wireless data and messaging services using narrowband and broadband PCS services.

     While Metrocall competes with traditional paging carriers, it also competes directly and indirectly with providers of narrowband and broadband PCS services. Narrowband PCS provides enhanced or advanced paging and messaging capabilities, such as "confirmation" or "response" paging and two-way messaging, services which Metrocall provides in its advanced wireless data and messaging operations through its alliance with WebLink. Broadband PCS provides new types of communications devices that include multi-functional portable phones and imaging devices. In addition, the flat rate digital broadband PCS services is declining to a level that directly competes with the traditional paging services offered by Metrocall. Metrocall has a distribution agreement with AT&T Wireless enabling it to offer digital broadband PCS telephones which may be bundled to subscribers along with traditional paging or advanced wireless data and messaging services.

     Although some of Metrocall's competitors are small, privately owned companies that service one market, others are large diversified telecommunications companies that serve several markets. Some of these competitors possess financial, technical and other resources greater than those of Metrocall. Major wireless messaging providers that Metrocall competes with in more than one market include Arch Wireless Inc., WebLink, Skytel Inc., a subsidiary of Worldcom, Inc., Airtouch/Vodafone, Nextel Communications, Inc., Cingular, Verizon, and Motient, Inc.

     The intensity of competition for communication service customers will continue to increase as wireless communication products and technologies continue to be developed and offer new and different services and applications. In addition, FCC regulation concerning auctioning of new spectrum for wireless communication services has created additional potential sources of competition. Furthermore, entities offering service on wireless two-way communications technology, including cellular, digital broadband PCS and narrowband PCS, and providers of specialized mobile radio and mobile satellite services, also compete with the services that Metrocall provides. There can be no assurances that existing competing wireless communication technologies will not continue to adversely impact Metrocall's traditional operations or that the future development of new generation technologies and products will not adversely affect Metrocall's traditional and advanced wireless messaging operations.

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

     Federal. Metrocall's operations are subject to extensive regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, Metrocall is required to obtain FCC licenses for the use of radio frequencies to conduct its operations within specified geographic areas. These licenses set forth the technical parameters, such as maximum power and tower height, under which Metrocall may use such frequencies. Metrocall is licensed by the FCC to operate "Commercial Mobile Radio Service"
(CMRS) messaging services.

     The FCC also requires messaging licensees to construct their stations and begin service to the public within a specified period of time, and failure to do so results in termination of the authorization. Under the traditional site-specific approach to messaging licensing, a licensee received a construction permit for facilities at a specific site, and that permit automatically terminated if the facilities were not timely constructed and the licensee failed to request an extension prior to the deadline. The failure to construct some facilities did not, however, affect other facilities in a licensee's system that had been constructed and placed into operation timely. However, certain services that Metrocall has recently begun to offer are subject to harsher penalties for failure to construct. For example, the NBPCS license Metrocall acquired in the AMD acquisition is subject to the condition that Metrocall build sufficient stations to cover 750,000 square kilometers, or 37.5% of the U.S. population, by the fifth anniversary of the initial license grant; by the tenth anniversary of the grant, it must build sufficient stations to cover 1,500,000 square kilometers, or 75% of the U.S. population. Metrocall has met the first construction benchmark for its two-way messaging license, and expects to meet the FCC's 10-year build out requirements.

     The FCC has "forbearance" authority, which means it need not enforce against all CMRS licensees the following common carrier regulations under Title II of the Communications Act: any interstate tariff requirements, including regulation of CMRS rates and practices; the collection of intercarrier contracts; certification concerning interlocking directorates; and FCC approval relating to market entry and exit. Additionally, the 1993 Budget Act preempted state authority over CMRS entry and rate regulation. The Telecommunications Act of 1996 (the "1996 Act") provided the FCC with additional "forbearance" authority with regard to all telecommunications services. Pursuant to that authority, the FCC has forborne from requiring wireless carriers to receive prior FCC approval for certain non-substantial corporate stock transfers and reorganizations.

     The FCC issues CMRS Messaging licenses for terms of 10 years. Metrocall's current licenses have expiration dates ranging from 2001 to 2010. The FCC must approve renewal applications. In the past, the FCC has routinely granted Metrocall's FCC renewal applications. Metrocall is also required to obtain prior FCC approval for its acquisition of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any future renewal or transfer applications it files will be approved or acted upon in a timely manner by the FCC, Metrocall knows of no reason to believe such applications would not be approved or granted, based upon its experience to date.

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

     Messaging licenses have traditionally been issued on a site-specific basis. In February 1997, the FCC adopted new rules to issue most messaging licenses for large, FCC-defined service areas. Licenses for 929 MHz and 931 MHz messaging frequencies will be issued for "Major Economic Area" or "MEA" geographic areas; licenses for exclusive messaging frequencies in lower frequency bands will be licensed in "Economic Areas" or "EAs." Shared messaging frequencies will continue to be allocated on a shared basis and licensed in accordance with existing, site-specific procedures; however, the FCC is considering changes to the application and licensing rules for these frequencies. Mutually exclusive geographic area applications for all exclusive messaging frequencies will be awarded through an auction process. A filing "freeze" is in effect for the non-nationwide, exclusive messaging frequencies pending commencement of auctions or further actions by the FCC. The auction for 929 MHz and 931 MHz MEA licenses was held in February to March of 2000. Metrocall was the successful high bidder for 145 MEA licenses, and has met all of its license payment obligations Incumbent licensees that did not bid (or bid successfully) at this auction will be able to trade in their existing licenses for a single "wide-area" license based upon their current coverage. Incumbents will be entitled to interference protection from the auction winners and will be able to modify their facilities within that area, but they will not be permitted to expand their existing coverage.

     Because auctions are new to the messaging industry, Metrocall cannot predict their impact on its business. At least initially, competitive bidding may increase its costs of obtaining licenses. The FCC's wide-area licensing and auction rules may also serve as entry barriers to new participants in the industry. In any service area where Metrocall is the successful bidder, or where it trades in its licenses for "wide-area" licenses, Metrocall will save on the application costs associated with modifying and adding facilities within its service areas, and no other entity will be able to apply for its frequencies within those areas. Conversely, in geographic areas where it is not the high bidder, Metrocall's ability to expand its service territories in those geographic areas will be curtailed. Metrocall's three nationwide frequencies will not be subject to competitive bidding.

     The 1996 Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires local exchange carriers (LECs; i.e., local telephone companies) to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls and provide other telecommunications carriers access to their network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The LECs are now prohibited from charging messaging carriers for the "transport and termination" of LEC-originated local calls. This prohibition could lead to further cost savings for us. Moreover, under the 1996 Act and the FCC's rules, messaging carriers are entitled to compensation from any LEC for local calls that terminate on a messaging network, which has already led to additional revenues for Metrocall.

     The 1996 Act also requires the FCC to appoint an impartial entity to administer telecommunications numbering and to make numbers available on an equitable basis. In addition, the 1996 Act requires that state and local zoning regulations shall not unreasonably discriminate among providers of "functionally equivalent" wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. The 1996 Act provides for expedited judicial review of state and local zoning decisions. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC's requirements. Other provisions of the 1996 Act, however, may increase competition, such as the provisions which allow the FCC to forbear from applying regulations and provisions of the Communications Act to any class of carriers, not only to CMRS, and the provisions allowing public utilities to provide telecommunications services directly. These provisions may impose additional regulatory costs (for example, provisions requiring contributions to universal service by providers of interstate telecommunications). Some of these FCC rules are subject to pending petitions for reconsideration and Court appeals. Metrocall cannot predict the final outcome of any judicial or FCC proceeding or the possible impact of future FCC proceedings on its business.

     State. The 1993 Budget Act preempts all state and local rate and entry regulation of all CMRS operators. Entry regulations typically refer to the process whereby a CMRS operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that CMRS operators file a tariff describing our billing rates, terms and conditions by which we provide messaging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of Metrocall's business in the form of zoning regulations (subject to the 1996 Act's prohibition on discrimination against or among wireless telecommunications carriers), or "health and safety" measures. The 1993 Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on Metrocall's experience to date, it knows of no reason to believe such approvals would not be granted.

     In 1997, the FCC held that the Budget Act does not prohibit states from imposing requirements of CMRS carriers to contribute to funding "universal" telephone service within the states. Approximately 25 states now impose such "universal service fund" obligations. Although Metrocall incurs additional costs in contributing to state universal service funds, Metrocall typically passes through these costs/taxes to its subscribers.

     Litigation. Metrocall has filed complaints with the FCC against a number of Regional Bell Operating Companies (RBOCs) and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints alleged that these local telephone companies are unlawfully charging for local transport of the telephone companies' local traffic. Metrocall petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. On May 31, 2000, the FCC adopted a Memorandum, Opinion and Order granting most of the relief requested by Metrocall; that decision has been appealed by the defendants to the U.S. Court of Appeals for the D.C. Circuit. The FCC is now in the process of determining what damages will be awarded to Metrocall. Metrocall has settled its damages claims with some, but not all, of these defendants.

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

     - "Metrofax", "One Touch", "Message Track" and "The Power in
       Paging" -- service marks.

     - "Americas Wireless Network", "MyOnTheGoPortfolio", "OnTheGoInfo", "EZ Pack Paging", "My2Way", "Mye-link" and "Notesender" -- service marks (applications with the U.S. Patent and Trademark Office are pending).

EMPLOYEES

     As of December 31, 2000, Metrocall employed approximately 3,571 full and part-time people none of whom is represented by a labor union. Metrocall believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     Metrocall does not hold title to any significant real, property; although Metrocall and its affiliates own interests in certain properties. At December 31, 2000, Metrocall leased commercial office and retail space, including its executive offices, at more than 360 locations used in its operations. These office leases provided for monthly payments ranging from approximately $60 to $111,000 and expire, subject to renewal options, on various dates through July 2012.

     Metrocall also leases numerous sites under long-term leases for its transmitters on commercial broadcast towers, buildings and other fixed structures. At December 31, 2000, Metrocall leased these transmitter sites for monthly rentals ranging from approximately $420 to $8,000 that expire, subject to renewal options, on various dates through December 2010.

ITEM 3. LEGAL PROCEEDINGS

     Information regarding contingencies and legal proceedings is included in
Note 9 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000, which is included under Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

STOCK TRADING

     Metrocall's common stock is traded on the Nasdaq SmallCap Market under the symbol "MCLLC."

                           COMMON STOCK PRICE RANGES

                                                               1999               2000
                                                           -------------      -------------
                                                           HIGH      LOW      HIGH      LOW
                                                           ----      ---      ----      ---
Quarter ended March 31...............................       $5 1/2   $2 11/16 $17 7/32  $1 7/8
Quarter ended June 30................................        4        2 1/16   10 5/8    2 9/16
Quarter ended September 30...........................        4 3/8    1 3/16    8 15/16  2 1/4
Quarter ended December 31............................        3 1/8    1 1/8     3 1/4      1/4

     On March 3, 2001 the last reported sales price of Metrocall's common stock on the Nasdaq SmallCap Market was $0.53 per share and, there were 1,894 stockholders of record.

     Metrocall's common stock is presently listed on the SmallCap Market pursuant to a temporary exception to the $1.00 minimum bid requirement that will expire on May 10, 2001. Nasdaq has reserved the right to terminate the exception and Metrocall's listing if there is a material change in Metrocall's circumstances. The Nasdaq SmallCap Market listing maintenance standards also require, among other things, that Metrocall maintain either net tangible assets of $2 million or a market capitalization of $35 million. Metrocall is presently not in compliance with either requirement. There can be no assurance that Metrocall will be able to regain compliance. If Metrocall fails to regain compliance, its common stock would be removed from the

Nasdaq SmallCap Market. If Metrocall's securities cease to be listed on the Nasdaq SmallCap Market, they may continue to be listed on the OTC-Bulletin Board.

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

UNREGISTERED SECURITIES

     Exchange of Senior Subordinated Notes for Common Stock. As further described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," during 2000, Metrocall issued 8,619,537 shares of its common stock in exchange for $73.372 million aggregate principal amount of its outstanding senior subordinated notes. The following table provides information about these issuances:

                                                                        SHARES OF
                                                     PRINCIPAL           COMMON
                                                     AMOUNT OF            STOCK
                                                       NOTES             ISSUED
SERIES OF SENIOR SUBORDINATED NOTES INVOLVED         EXCHANGED         IN EXCHANGE           DATES
- --------------------------------------------      ---------------      -----------      ----------------
11 7/8% senior subordinated notes due 2005        $ 7.032 million         895,089       April 20, 2000
                                                                                        May 4, 2000
11% senior subordinated notes due 2008            $22.650 million       2,383,972       April 20, 2000
                                                                                        April 26, 2000
                                                                                        May 2, 2000
                                                                                        July 10, 2000
                                                                                        July 11, 2000
                                                                                        October 27, 2000
10 3/8% senior subordinated notes due 2007        $15.030 million       2,079,176       April 20, 2000
                                                                                        May 5, 2000
                                                                                        June 30, 2000
                                                                                        July 10, 2000
                                                                                        October 25, 2000
                                                                                        October 27, 2000
9 3/4% senior subordinated notes due 2007         $28.660 million       3,261,301       April 20, 2000
                                                                                        April 26, 2000
                                                                                        June 30, 2000
                                                                                        July 17, 2000
                                                                                        July 18, 2000
                                                                                        October 25, 2000
                                                                                        October 26, 2000

     These exchanges were conducted without registration under the Securities Act of 1933 in reliance upon the exemption in Section 3(a)(9) of that act.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial and other data of Metrocall. The historical financial data has been derived from the audited consolidated financial statements and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and Metrocall's consolidated financial statements, related notes thereto and other financial information included in the consolidated financial statements.

     The consolidated statements of operations data for fiscal years 1996, 1997, 1998, and 2000 presented below include the results of operations of the acquired companies from their respective acquisition dates. Consolidated statements of operations data for fiscal year 1997 exclude the operations of ProNet, Inc. because this merger was completed on December 30, 1997. Units in service at December 31, 1997 include approximately 1.3 million units acquired in the ProNet merger. Metrocall completed the acquisition of AMD on October 1, 1998.

                                                                       YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                     1996         1997         1998          1999          2000
                                                  ----------   ----------   -----------   -----------   -----------
                                                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Service, rent and maintenance revenues..........   $124,029     $249,900     $ 416,352     $ 548,700     $ 504,800
Product sales...................................     25,928       39,464        48,372        61,487        57,183
                                                   --------     --------     ---------     ---------     ---------
      Total revenues............................    149,957      289,364       464,724       610,187       561,983
Net book value of products sold.................    (21,633)     (29,948)      (31,791)      (39,071)      (37,509)
                                                   --------     --------     ---------     ---------     ---------
                                                    128,324      259,416       432,933       571,116       524,474
Operating expenses:
Service, rent and maintenance...................     29,696       69,254       115,432       142,961       120,312
Selling and marketing...........................     24,101       53,802        73,546        97,051       103,413
General and administrative......................     42,905       73,753       121,644       174,592       172,017
Depreciation and amortization...................     58,196       91,699       234,948       307,343       300,318
                                                   --------     --------     ---------     ---------     ---------
Loss from operations............................    (26,574)     (29,092)     (112,637)     (150,831)     (171,586)
Interest and other income (expense).............       (607)         156           849           407        (2,450)
Interest expense................................    (20,424)     (36,248)      (64,448)      (85,115)      (84,169)
                                                   --------     --------     ---------     ---------     ---------
Loss before income tax benefit and extraordinary
  item..........................................    (47,605)     (65,184)     (176,236)     (235,539)     (258,205)
Income tax provision benefit....................      1,021        4,861        47,094        63,055        20,775
                                                   --------     --------     ---------     ---------     ---------
Loss before extraordinary item..................    (46,584)     (60,323)     (129,142)     (172,484)     (237,430)
Extraordinary item(a)...........................     (3,675)          --            --            --        22,876
                                                   --------     --------     ---------     ---------     ---------
  Net loss......................................    (50,259)     (60,323)     (129,142)     (172,484)     (214,554)
Preferred dividends.............................       (780)      (7,750)      (11,767)      (16,462)       (9,816)
Series C preferred exchange inducement..........         --           --            --            --        (6,308)
Gain on repurchase of preferred stock...........         --           --            --         2,208            --
                                                   --------     --------     ---------     ---------     ---------
  Loss attributable to common stockholders......   $(51,039)    $(68,073)    $(140,909)    $(186,738)    $(230,678)
                                                   ========     ========     =========     =========     =========
Loss per share attributable to common
  stockholders:
  Loss per share before extraordinary item
    attributable to common stockholders.........   $  (2.91)    $  (2.51)    $   (3.43)    $   (4.47)    $   (3.30)
  Extraordinary item, net of income tax
    benefit.....................................      (0.23)          --            --            --          0.30
                                                   --------     --------     ---------     ---------     ---------
  Loss per share attributable to common
    stockholders................................   $  (3.14)    $  (2.51)    $   (3.43)    $   (4.47)    $   (3.00)
                                                   ========     ========     =========     =========     =========

- ---------------
a) In 1996, Metrocall recorded an extraordinary item for costs of approximately $3.7 million paid to purchase the A+ Network 11 7/8% senior subordinated notes outstanding. In 2000, Metrocall recorded an extraordinary item of $22.9 million for the gain realized on the exchange of senior subordinated notes for common stock.

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

     - ARPU is average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such long distance services.

     - Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before depreciation and amortization for the period by (b) the average number of units in service for the period.

                                                                        YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                     1996          1997          1998          1999          2000
                                                  -----------   -----------   -----------   -----------   -----------
                                                    DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA
OPERATING AND OTHER DATA:
Net cash provided by operating activities.......  $   15,608    $   27,166    $   41,154    $   64,534    $   39,764
Net cash used in investing activities...........  $ (327,904)   $ (176,429)   $ (191,747)   $  (88,228)   $ (123,334)
Net cash provided by financing activities.......  $  199,639    $  163,242    $  134,133    $   18,045    $  107,380
EBITDA..........................................  $   31,622    $   62,607    $  122,311    $  156,513    $  128,732
EBITDA margin...................................        24.6%         24.1%         28.3%         27.4%         24.5%
ARPU............................................  $     8.01    $     8.25    $     7.57    $     7.86    $     6.92
Average monthly operating expense per unit......  $     6.35    $     6.74    $     5.71    $     5.95    $     5.42
Units in service (end of period)................   2,142,351     4,030,836     5,659,550     5,927,939     6,254,373
Units in service per employee (end of period)...       1,086         1,366         1,512         1,660         1,751
Capital expenditures............................  $   62,110    $   69,935    $   78,658    $   93,327    $  108,623
                                                  ----------    ----------    ----------    ----------    ----------

                                                    1996        1997         1998         1999        2000
                                                  --------   ----------   ----------   ----------   ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)(b)....................  $ (8,396)  $  (36,747)  $  (41,828)  $  (36,908)  $(764,532)
Cash and cash equivalents.......................    10,917       24,896        8,436        2,787      26,597
Total assets....................................   646,577    1,078,023    1,251,038    1,025,547     757,145
Total long-term debt, net of current
  portion(b)....................................   327,092      598,989      742,563      776,984         301
Total stockholders' equity......................   165,169      170,505       33,780     (152,134)   (166,352)
                                                  --------   ----------   ----------   ----------   ---------

- ---------------
(b) Working capital deficit at December 31, 2000 includes current debt balance of $759.3 million which largely constitutes debt with scheduled maturities beyond 2001; which has been classified as current debt. See Note 5 to the consolidated financial statements for a more detailed explanation.

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

OVERVIEW

     Metrocall is a leading provider of local, regional and national paging and advanced wireless data messaging services. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 SMSAs. Since 1993, Metrocall's subscriber base has increased from less than 250,000 to nearly 6.3 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 2000, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

     Metrocall derives a majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless data services. While a subscriber continues to use its services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs. Metrocall has grown internally by broadening its distribution network and expanding its target market to capitalize on the growing appeal of messaging and other wireless products and services, to gain access to different market segments and to increase the penetration and utilization of our nationwide network. Since January 1, 1996, Metrocall has added approximately 2.6 million new subscribers through internal growth and 3.7 million through mergers and acquisitions.

RECENT DEVELOPMENTS

     Metrocall's traditional one-way paging operations account for more than 90% of its revenues and operating cash flow. Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower ARPU. As discussed below, service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million during 2000, and Metrocall's operating cash flow declined by approximately $27.8 million. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline in 2001.

     During 2000, Metrocall began to provide advanced wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and, in 2000, these services generated approximately $9.1 million in service, rent and maintenance revenues, which only partially offset the $53.0 million decline in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during 2001, if its financial resources are adequate to continue its investment in wireless data devices.

     Since the beginning of 2001, traditional paging revenues have continued to decline. The decline in revenues and operating cash flows and the impact of recurring net losses have placed pressures on Metrocall's financial condition and liquidity position. Metrocall expects that cash generated from operations will be sufficient in 2001 to fund operations, capital expenditures and interest on its senior secured bank debt; however, operations will not generate enough cash also to pay interest on Metrocall's subordinated debt. It is unlikely that Metrocall will be able to increase its operating cash flow for the three months ended March 31, 2001 to the level currently required by covenants in its senior bank credit facility. Moreover, Metrocall will be unable to access the credit facility for additional borrowings due to prohibitions in the facility and in the indentures governing Metrocall's senior subordinated notes. In light of current conditions in the financial markets, Metrocall believes it is unlikely that it can attract new debt or equity financing.

     In light of these circumstances, Metrocall has suspended the payments of interest due on March 15, 2001 to holders of its 11% senior subordinated notes (11% notes) and on April 1, 2001 to holders of its 10 3/8% senior subordinated notes (10 3/8% notes). The aggregate payments due under these notes were approximately $19.5 million. Metrocall's Board of Directors approved this action in order to provide cash to finance operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults will permit holders of the subordinated notes in question to accelerate this indebtedness after expiration of a 30 day grace period, or upon acceleration of other series of subordinated notes or bank debt.

     In addition, Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on bank debt and the likely non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as a current liability at December 31, 2000.

     Metrocall believes that its operations can continue to generate positive operating cash flow before payment of subordinated debt interest. Even with decreasing revenues, Metrocall's operating cash flow in 2000 was $128.7 million. Metrocall believes further that, given time and sufficient funds to acquire necessary inventory, it can increase revenues from two-way messaging and thereby offset declines in traditional one-way revenues. Metrocall expects that it will generate enough operating cash flow to service its senior secured bank debt, which totalled $133.0 million at March 29, 2001. However, at current expected levels, operating cash flow cannot support Metrocall's approximately $625.5 million in outstanding senior subordinated notes. Nonetheless, Metrocall believes its level of operating cash flow can provide a basis for a restructuring of its balance sheet that will better enable it to generate increases in future operating cash flow and improvement in its financial condition and liquidity position. Any such restructuring is likely to result in a substantial reduction in the aggregate principal amount of Metrocall's subordinated notes, which could be substantially dilutive to existing holders of its preferred and common stock, or result in cancellation of the preferred and common stock altogether.

     Accordingly, Metrocall decided to seek to restructure its outstanding debt, either in conjunction with a strategic transaction or on a standalone basis. It has engaged Lazard Freres and Deutsche Banc Alex. Brown to advise it with respect to evaluating its strategic and financial options, including a strategic business combination and/or potential debt restructuring. In addition, Metrocall retained Banc of America Securities and Wit Soundview to advise it with respect to potential strategic transactions. On April 2, 2001, Metrocall executed an agreement with Weblink Wireless, Inc. This agreement provides for the merger of Weblink and Metrocall in conjunction with restructuring of each party's respective outstanding indebtedness. The merger and restructuring will be implemented by each party filing for protection under chapter 11 of the Bankruptcy Code and obtaining confirmation of plans of reorganization. Completion of the transaction is subject to a number of conditions, including regulatory approvals, obtaining post-petition financing, and confirmation of the parties respective plans of reorganization. There is no assurance that the parties will be able to obtain the requisite financing on acceptable terms or that the creditors of the respective parties will approve their plans of reorganization.

     Metrocall's deteriorating financial results and lack of additional liquidity indicate that it may not be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of its subordinated notes and the bank lenders under its credit facility agreement and Metrocall's ability (i) to generate sufficient cash flows to meet its obligations, other than the cash interest payments due under its subordinated notes, on a timely basis, (ii) to obtain additional or restructured financing, including potential debtor-in-possession borrowings if it is required to file for protection under Chapter 11, (iii) to continue to obtain uninterrupted supplies and services from its vendors and to retain employees, and (iv) to reduce capital expenditures and operating expenses.

SIGNIFICANT EQUITY TRANSACTIONS

     During 2000, Metrocall completed several transactions that resulted in the issuance of approximately 45.2 million newly issued shares of its common stock. An explanation of each of these transactions follows:

     Exchange of Series C Preferred: On March 17, 2000, Metrocall and AT&T Wireless, as the sole holder of Metrocall's Series C Convertible Preferred Stock, exchanged 10,378 shares of Series C Preferred, representing all of the issued and outstanding shares of the Series C Preferred, into 13,250,000 shares of Metrocall common stock.

     AT&T Wireless has limited rights to sell all or a portion of the shares it receives from the exchange at any time more than six months after consummation of the exchange in privately negotiated sales to any person or group that Metrocall and AT&T Wireless has not designated as restricted and subject to Metrocall's right of negotiation and the transferee's consent to be bound by the exchange agreement between AT&T Wireless and Metrocall. In addition, AT&T Wireless may sell all or portion of the shares of Metrocall common stock it received from the exchange at any time more than twelve months after consummation of the exchange in one or more sales in any available over-the-counter market for the common stock and/or through any exchange on which the common stock is then traded, subject to the following permitted period sales: 20% beginning March 17, 2001; an additional 20% beginning September 17, 2001; an additional 20% beginning March 17, 2002; and all remaining shares of common stock beginning September 17, 2002. Metrocall registered the shares of common stock issued in the exchange for resale during 2000.

     Common Stock Investments: On March 17, 2000, Metrocall issued 7.8 million shares of its common stock to each of three equity investors: PSINet Inc., Aether Systems, Inc., and an affiliate of Hicks, Muse, Tate & Furst, Incorporated (HMT&F). Each investor paid $2.19 per share or a total of approximately $17.0 million each or $51.3 million in the aggregate. HMT&F also acquired options to purchase additional shares of common stock. Options to purchase 8,333,333 shares of common stock expired on March 17, 2001. Options to purchase additional shares in connection with certain transactions remain in effect. See Note 7 to the Financial Statements. Each of the three entities has the right to nominate a representative to Metrocall's Board of Directors. Metrocall used the proceeds from the sale of its common stock for general corporate purposes.

     Each of the three equity investors agreed to certain limitations through March 17, 2002. These limitations include the following: each investor will not, directly or indirectly, (i) increase its beneficial ownership of any securities or rights or options to acquire beneficial ownership of any securities of Metrocall, except by way of stock dividends, stock splits or distributions made by Metrocall to holders of common stock (Aether may acquire up to 15% of the issued and outstanding common stock, and HMT&F may acquire up to 15% of the issued and outstanding common stock, which 15% ownership limit does not include the shares issuable under or purchased pursuant to the Option Agreement); (ii) make any public announcement with respect to or submit to Metrocall any proposal for the acquisition of securities of Metrocall or for any merger, consolidation, or business combination involving Metrocall or its affiliates or for any purchase of a substantial portion of the assets of Metrocall or its affiliates;
(iii) make, or in any way participate in, any "solicitation" of "proxies" to vote any voting securities of Metrocall or become a participant in any "election contest" (as those terms are defined in Regulation 14A under the Securities Exchange Act of 1934, as amended (the Exchange Act)); (iv) form, join, or in any way participate in a "group" (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any voting securities of Metrocall; or (v) seek to influence or influence the management or policies of Metrocall, with the exception of the investor's designee on the Board of Directors may act to take action in his capacity as a director of Metrocall.

     Exchange of Senior Subordinated Notes. During 2000, Metrocall issued 8,619,537 shares of its common stock in exchange for $73.372 million aggregate principal amount of its outstanding senior subordinated notes. As a result of the exchanges, Metrocall has reduced its annual interest costs by approximately $7.7 million.

The aggregate principal amounts of senior subordinated notes retired by notes series is reflected below (dollars in thousands):

11 7/8% senior subordinated notes due 2005..................  $ 7,032
10 3/8% senior subordinated notes due 2007..................   15,030
9 3/4% senior subordinated notes due 2007...................   28,660
11% senior subordinated notes due 2008......................   22,650
                                                              -------
                                                              $73,372
                                                              =======

     Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in Section 3(a)(9) of that act. However, because the notes for which they were exchanged were registered, the common stock issued in the exchanges is freely tradable. Metrocall recognized an extraordinary gain for the difference between the book value of the senior subordinated notes exchanged (including a pro rata portion of deferred financing costs) and the fair value of the common shares issued of $22.9 million.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH DECEMBER 31, 1999

     The following table sets forth the amounts of revenues and the percentage of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 2000 and 1999:

                                                           % OF                    % OF     INCREASE OR
                 REVENUES                      1999      REVENUES      2000      REVENUES   (DECREASE)
                 --------                   ----------   --------   ----------   --------   -----------
Service, rent and maintenance.............  $  548,700     96.0     $  504,800     96.2      $(43,900)
Product sales.............................      61,487     10.8         57,183     10.9        (4,304)
                                            ----------    -----     ----------    -----      --------
          Total revenues..................     610,187    106.8        561,983    107.1       (48,204)
Net book value of products sold...........     (39,071)    (6.8)       (37,509)    (7.1)        1,562
                                            ----------    -----     ----------    -----      --------
     Net revenues.........................  $  571,116    100.0     $  524,474    100.0      $(46,642)
                                            ==========    =====     ==========    =====      ========
ARPU......................................  $     7.86              $     6.92               $  (0.94)
Number of Subscribers.....................   5,927,939               6,254,373                326,434

     Service, rent and maintenance revenues. Service, rent and maintenance revenues decreased approximately $43.9 million, or 8.0%, from $548.7 million in 1999 to $504.8 million in 2000. The decrease in net revenues was primarily the result of a change in subscriber mix to one more heavily weighted toward the indirect distribution channels, which are characterized by lower ARPU. Since December 31, 1999, the total number of subscribers receiving airtime services has increased by 326,434. Of this increase, approximately 50,000 new subscribers were added with the acquisition of NationPage in May 2000. The majority of the remaining increase occurred in Metrocall's reseller and strategic alliance distribution channels. In addition, since December 31, 1999, Metrocall has also experienced a 26,700 decline in the number of subscribers in its direct distribution channels, channels that are characterized by higher ARPU. Metrocall expects that the service, rent and maintenance revenues of its traditional paging operations will continue to be affected by the shift in distribution mix that occurred during 1999 and 2000. Revenues and ARPU are expected to decrease within its traditional operations during 2001 as two-way messaging products and other competing messaging products and technologies attract existing subscribers. Given these circumstances, Metrocall cannot assure you that internal growth in its traditional one-way subscriber base will continue, and declines in this base are possible. Metrocall expects to focus its direct sales and marketing resources in 2001 to concentrate on selling advanced wireless data and messaging products and airtime services to existing and new subscribers. These products and services are generally characterized by higher ARPU than Metrocall's current ARPU. Metrocall's ARPU for traditional paging services decreased $0.94 from $7.86 per unit in 1999 to $6.92 per unit in 2000.

     Product sales. Product sales decreased approximately $4.3 million from $61.5 million in 1999 to $57.2 million in 2000 and increased as a percentage of net revenues from 10.8% in 1999 to 10.9% in 2000. This decrease in product sales was primarily the result of a $6.1 million decline associated with the divestiture of Metrocall's Electronic Tracking System division, which occurred in November 1999, offset by an increase in unit sales of pagers and advanced messaging devices during the quarter.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1999 and 2000.

                                                      % OF                                   INCREASE OR
         OPERATING EXPENSES              1999       REVENUES        2000     % OF REVENUES   (DECREASE)
         ------------------            --------   -------------   --------   -------------   -----------
Service, rent and maintenance........  $146,961        25.7       $120,312        22.9        $(26,649)
Selling and marketing................    97,051        17.0        103,413        19.7           6,362
General and administrative...........   170,592        29.9        172,017        32.8           1,425
Depreciation.........................    96,984        17.0        124,515        23.7          27,531
Amortization.........................   210,359        36.8        175,803        33.5         (34,556)
                                       --------       -----       --------       -----        --------
                                       $721,947       126.4       $696,060       132.6        $(25,887)
                                       ========       =====       ========       =====        ========

           OPERATING EXPENSES PER UNIT IN SERVICE             1999    2000    INCREASE OR (DECREASE)
           --------------------------------------             -----   -----   ----------------------
Monthly service, rent and maintenance.......................  $2.11   $1.65           $(0.46)
Monthly selling and marketing...............................   1.39    1.42             0.03
Monthly general and administrative..........................   2.45    2.36            (0.09)
                                                              -----   -----           ------
Average monthly operating expense...........................  $5.95   $5.43           $(0.52)
                                                              =====   =====           ======

     Overall in 2000, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating expenses per unit before depreciation and amortization) of $0.52 per unit. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses decreased approximately $26.7 million from $147.0 million in 1999 to $120.3 million in 2000 and decreased as a percentage of revenues from 25.7% in 1999 to 22.9% in 2000. Monthly service, rent and maintenance expense per unit of $1.65 in 2000 has decreased $0.46 per unit from $2.11 in 1999. Service, rent and maintenance expenses have decreased in amount and as a percentage of revenues primarily due to a decrease in telecommunication expenses as a result of renegotiated telecommunications contracts, deconstruction of redundant transmitter and antenna sites and other cost reduction initiatives. Metrocall expects that its service, rent and maintenance expenses will increase in 2001 as a result of costs incurred to provide advanced wireless data and messaging to a greater number of subscribers but may be partially offset by a decrease in service, rent and maintenance expenses incurred in its traditional operations due to anticipated tower deconstructions and a fewer number of traditional subscribers.

     Selling and marketing expenses. Selling and marketing expenses increased approximately $6.4 million from $97.0 million in 1999 to $103.4 million in 2000 and increased as a percentage of net revenues from 17.0% in 1999 to 19.7% in 2000. The overall expense increase was primarily the result of an increase in personnel costs related to an increase in the employee sales base and advertising costs related to launching advanced messaging services. Selling and marketing expenses increased as a percentage of revenues during 2000 as a result of the decline in revenues. Monthly selling and marketing expenses per unit has increased $0.03 from $1.39 per unit in 1999 to $1.42 per unit in 2000 as a result of these. Metrocall expects that selling and marketing expenses may increase slightly during 2001 as it promotes its advanced messaging services.

     General and administrative expenses. General and administrative expenses increased approximately $1.4 million from $170.6 million in 1999 to $172.0 million in 2000 and increased as a percentage of net revenues from 29.9% in 1999 to 32.8% in 2000. The increases in general and administrative expenses were primarily the result of approximately $4.0 million in legal, financing, advisory and other costs incurred in connection with Metrocall's efforts to present a competing reorganization plan and merger proposal for PageNet, which was offset by a decrease in contract services of $1.5 million and medical insurance of $1.5 million. Monthly general and administrative expenses per unit decreased by $0.09 from $2.45 in 1999 to $2.36 per unit in 2000 as a result of these events and the increase in units outstanding.

     Depreciation expense. Depreciation expense increased approximately $27.5 million from $97.0 million in 1999 to $124.5 million in 2000. Metrocall changed the depreciable lives of its subscriber devices purchased after June 30, 2000 from three years to two years. This change resulted from Metrocall's expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. This change resulted in an increase in depreciation expense of $7.8 million in fiscal year 2000. The remaining increase in depreciation expense was the result of depreciation expenses incurred on fixed assets acquired in the NationPage acquisition and the impact of 2000 depreciation on 1999 and 2000 additions to other property, plant and equipment and computer hardware and software.

     Amortization expense. Amortization expense related to the amortization of identified intangible assets of companies acquired by Metrocall decreased approximately $34.6 million from $210.4 million in 1999 to $175.8 million in 2000. This decrease was primarily the result of a reduction in intangibles due to certain adjustments to the purchase accounting for prior business combinations resulting from revisions to required valuation allowances on net operating loss carryforwards partially offset by amortization of intangibles recorded in connection with the NationPage acquisition. Amortization expense was comprised of the following elements in 1999 and 2000:

                                                 AMORTIZATION   DECEMBER 31,   DECEMBER 31,
             AMORTIZATION EXPENSES                  PERIOD          1999           2000       DECREASE
             ---------------------               ------------   ------------   ------------   --------
Subscriber lists...............................     3 years       $144,349       $123,442     $(20,907)
FCC licenses...................................    10 years         36,023         28,899       (7,124)
Goodwill.......................................    10 years         22,869         17,247       (5,622)
Other..........................................     Various          7,118          6,215         (903)
                                                                  --------       --------     --------
                                                                  $210,359       $175,803     $(34,556)
                                                                  ========       ========     ========

     Amortization expenses in 2001 are expected to decrease by approximately $80.0 million as subscriber list amounts associated with Metrocall's acquisition of ProNet, Inc in 1997 were fully amortized as of December 31, 2000.

                                                                                      INCREASE OR
                           OTHER                                1999        2000      (DECREASE)
                           -----                              ---------   ---------   -----------
Interest and other income, net..............................  $     407   $  (2,450)   $ (2,857)
Interest expense............................................    (85,115)    (84,169)       (946)
Income tax benefit..........................................     63,055      20,775     (42,280)
Extraordinary item, net of tax effect.......................         --      22,876      22,876
Net loss....................................................   (172,484)   (214,554)     42,070
Preferred dividends.........................................    (16,462)     (9,816)     (6,646)
Series C Preferred exchange inducement......................         --      (6,308)      6,308
Gain on repurchase of preferred stock.......................      2,208          --      (2,208)
EBITDA......................................................    156,512     128,732     (27,780)

     Interest expense. Interest expense decreased approximately $0.9 million from $85.1 million in 1999 to $84.2 million in 2000. The decrease was a result of lower average debt balances during 2000. The average balance of Metrocall's credit facility during 2000 was $102.7 million and the average principal amount outstanding on the senior subordinated notes was $657.1 during 2000. Average debt balances were approximately $31.2 million lower in 2000 than in 1999 primarily as a result of the exchange of senior subordinated notes into common stock in 2000, but were partially offset by higher balances outstanding under the credit facility. Total debt decreased $15.7 million from $777.6 million in 1999 to $761.9 million in 2000.

     Income tax benefit. Income tax benefit decreased approximately $42.3 million from $63.1 million in 1999 to $20.8 million in 2000. The decrease in the income tax benefit was primarily the result of a $62.5 million valuation allowance provided against Metrocall's deferred tax assets in 2000.

     Extraordinary item. Extraordinary item represents the net extraordinary gain recorded as a result of the exchange of $73.4 million aggregate principal amount of Metrocall's senior subordinated notes into Metrocall's common stock. The $22.9 million net gain represented the difference between the carrying value of the notes at the time of exchange and the fair value of the common stock issued less the write-off of a portion of the deferred financing costs.

     Net loss. Metrocall's net loss increased approximately $42.1 million from $172.5 million in 1999 to $214.6 million in 2000. The increase in net loss was primarily the result of the decrease in revenues as a result of the reduction in ARPU, the decrease in the income tax benefit partially offset by the decrease in operating expenses and gain from the exchange of senior subordinated notes into common stock. Metrocall expects net losses to continue in future periods.

     Preferred dividends. Preferred dividends decreased approximately $6.6 million from $16.4 million in 1999 to $9.8 million in 2000. The decrease was primarily the result of the cessation of accrual dividends on the Series C Preferred in February 2000 as a result of the exchange of the Series C Preferred for Metrocall common stock.

     Series C Preferred exchange inducement. In February 2000, Metrocall and the holder of all the issued and outstanding shares of Metrocall's Series C Preferred reached an agreement in which the holder of the Series C Preferred agreed to exchange such shares for 13.25 million shares of Metrocall common stock. The number of shares of common stock issued by Metrocall in the transaction was approximately 3.1 million shares in excess of what Metrocall would have issued had the holder elected to convert the Series C Preferred based on its original conversion provisions. The $6.3 million inducement expense represents the fair market value of the 3.1 million additional shares of common stock that were issued by Metrocall. At the time of the transaction, the carrying value of the Series C Preferred was approximately $105.4 million and represented an obligation to Metrocall because the holder had the option to require Metrocall to redeem the Series C Preferred in cash at the end of its maturity period in 2010. Metrocall recorded the issuance of common stock and the reduction of the $105.4 million carrying value of the Series C Preferred as an increase to stockholders' equity, which represented an excess of $78.6 million over the fair value of the common stock issued by Metrocall of $26.8 million.

     Gain on repurchase of preferred stock. In January 1999, Metrocall repurchased and retired all of the outstanding shares of its Series B Preferred for $16.2 million, representing a $2.2 million discount from its carrying value. The $2.2 million had been reflected as a gain for purposes of determining Metrocall's loss attributable to common stockholders in 1999.

     EBITDA. The decrease in EBITDA in 2000 of approximately $27.8 million was primarily the result of the decrease in revenues in 2000 partially offset by the decrease in service, rent and maintenance, selling and marketing and general and administrative expenses. Metrocall's EBITDA margin decreased from 27.4% in 1999 to 24.5% in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH DECEMBER 31, 1998

     The following table sets forth the amounts of revenues and the percentage of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1999 and 1998.

                                                           $ OF                    % OF
                 REVENUES                      1998      REVENUES      1999      REVENUES   INCREASE
                 --------                   ----------   --------   ----------   --------   --------
Service, rent and maintenance.............  $  416,352     96.2     $  548,700     96.0     $132,348
Product sales.............................      48,372     11.1         61,487     10.8       13,115
                                            ----------    -----     ----------    -----     --------
     Total revenues.......................     464,724    107.3        610,187    106.8      145,463
Net book value of products sold...........     (31,791)    (7.3)       (39,071)    (6.8)      (7,280)
                                            ----------    -----     ----------    -----     --------
     Net revenues.........................  $  432,933    100.0     $  571,116    100.0      138,183
                                            ==========    =====     ==========    =====     ========
ARPU......................................  $     7.57              $     7.86              $   0.29
Number of Subscribers.....................   5,659,550               5,927,939               268,389

     Service, rent and maintenance revenues. Service, rent and maintenance revenues increased approximately $132.3 million, or 31.8%, from $416.4 million in 1998 to $548.7 million in 1999. The increase in revenues was primarily due to the 268,389 increase in the number of subscribers receiving Metrocall's paging and other wireless messaging services. Metrocall's service, rent and maintenance revenue per unit ("ARPU") for paging services increased $0.29 from $7.57 per unit in 1998 to $7.86 per unit. This increase was primarily the result of the high premium, value-added service characteristics of the subscriber base acquired in the AMD acquisition in October 1998, for which Metrocall provided services for an entire fiscal year. Service, rent and maintenance revenues also increased from the continued migration of subscribers to alphanumeric paging devices and selected rate increases partially offset by a reduction in subscribers in direct distribution channels and growth in the strategic alliances and reseller indirect distribution channels, which are characterized by lower ARPU and lower operating costs.

     Product sales revenues. Product sales revenues increased approximately $13.1 million from $48.4 million to $61.5 million in 1999 and decreased as a percentage of net revenues from 11.1% in 1998 to 10.8% in 1999. The increase in product sales was the result of the operations of AMD being included in Metrocall's operations for a full fiscal year. Net book value of products sold increased approximately $7.3 million from $31.8 million in 1998 to $39.1 million in 1999 and decreased as a percentage of net revenues from 7.3% in 1998 to 6.8% in 1999. On November 1, 1999 Metrocall completed the sale of electronic tracking business, therefore, product sales revenues generated from this business were only recognized through October 1999. Product sales attributable to the electronic tracking business were approximately $6.0 million through October 31, 1999, which represented a decrease of approximately $200,000 in 1999 from the twelve months ended December 31, 1998.

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1998 and 1999.

                                                      % OF                       % OF
         OPERATING EXPENSES              1998       REVENUES        1999       REVENUES      INCREASE
         ------------------            --------   -------------   --------   -------------   --------
Service, rent and maintenance........  $115,432        26.7       $146,961        25.7       $ 31,529
Selling and marketing................    73,546        17.0         97,051        17.0         23,505
General and administrative...........   121,644        28.1        170,592        29.9         48,948
Depreciation.........................    75,111        17.4         96,984        16.9         21,873
Amortization.........................   159,837        36.9        210,359        36.9         50,522
                                       --------       -----       --------       -----       --------
                                       $545,570       126.1       $721,947       126.4       $176,377
                                       ========       =====       ========       =====       ========

                                                                                INCREASE
           OPERATING EXPENSES PER UNIT IN SERVICE             1998    1999    OR (DECREASE)
           --------------------------------------             -----   -----   -------------
Monthly service, rent and maintenance.......................  $2.12   $2.11      $(0.01)
Monthly selling and marketing...............................   1.35    1.39        0.04
Monthly general and administrative..........................   2.24    2.45        0.21
                                                              -----   -----      ------
Average monthly operating expense...........................  $5.71   $5.95      $ 0.24
                                                              =====   =====      ======

     Overall in 1999, Metrocall experienced an increase in average monthly operating costs per unit in service (operating expenses per unit before depreciation and amortization) of $0.24 per unit. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $31.5 million from $115.4 million in 1998 to $147.0 million in 1999 and decreased as a percentage of revenues from 26.7% in 1998 to 25.7% in 1999. Approximately $31.7 million of this increase was the result of expenses incurred by the operations of AMD, which was acquired in October 1998 and therefore not included in Metrocall's operating results until the fourth quarter of 1998. The expenses incurred were comprised primarily of third-party dispatching, telecommunications expenses and tower site rents. Monthly service, rent and maintenance expense per unit of $2.11 in 1999 decreased $0.01 per unit from $2.12 in 1998. Service, rent and maintenance expenses have decreased as a percentage of revenues primarily due to a decrease in telecommunication expenses as a result of renegotiated telecommunications contracts, deconstruction of redundant tower sites and other cost reduction initiatives.

     Selling and marketing expenses. Selling and marketing expenses increased approximately $23.5 million from $73.5 million in 1998 to $97.1 million in 1999 and remained flat as a percentage of net revenues at 17%. Approximately $17.6 million of the increase in selling and marketing expenses was attributable to increased personnel costs related to the acquired AMD sales force. Exclusive of the AMD acquisition, selling and marketing expenses have increased as a result of an increase in the sales force in existing markets. Monthly selling and marketing costs per unit increased as a result of the events described above.

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

     Depreciation expense. Depreciation expense increased approximately $21.9 million from $75.1 million in 1998 to $97.0 million in 1999. This increase was primarily the result of depreciation expense recognized on subscriber paging equipment and other plant and equipment acquired in the AMD acquisition and the impact of 1999 depreciation on 1998 and 1999 additions to other property, plant and equipment and computer hardware and software.

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

                                                  AMORTIZATION   DECEMBER 31,   DECEMBER 31,
             AMORTIZATION EXPENSES                   PERIOD          1998           1999       INCREASE
             ---------------------                ------------   ------------   ------------   --------
Subscriber lists................................     3 years       $102,652       $144,349     $41,697
FCC licenses....................................    10 years         33,189         36,023       2,834
Goodwill........................................    10 years         21,354         22,869       1,515
Other...........................................     Various          2,642          7,118       4,476
                                                                   --------       --------     -------
                                                                   $159,837       $210,359     $50,522
                                                                   ========       ========     =======

                                                                                      INCREASE
                          OTHER                               1998        1999      OR (DECREASE)
                          -----                             ---------   ---------   -------------
Interest and other income net.............................  $     849   $     407      $  (442)
Interest expense..........................................    (64,448)    (85,115)      20,667
Income tax benefit........................................     47,094      63,055       15,961
Net loss..................................................   (129,142)   (172,484)      43,342
Preferred dividends.......................................    (11,767)    (16,462)       4,695
Gain on repurchase of preferred stock.....................         --       2,208        2,208
EBITDA....................................................    122,311     156,512       34,201

     Interest expense. Interest expense increased approximately $20.7 million from $64.4 million in 1998 to $85.1 million in 1999. The increase in interest expense in 1999 was the result of higher average debt balances outstanding during the fiscal year. Total debt increased $34.3 million from $743.3 million in 1998 to $777.6 million in 1999. Average debt balances were $151.8 million greater in 1999 than in 1998 as a result of debt incurred in connection with the AMD acquisition in October 1998, the repurchase of the Series B preferred in January 1999 and working capital requirements.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the three years ended December 31, 2000, Metrocall's operations have required significant funding, primarily to support mergers and acquisitions and capital expenditures for paging infrastructure and equipment requirements. Metrocall has met its funding requirements with cash generated from operating activities, borrowings under its credit facilities, proceeds from senior subordinated notes offerings and the sale of common stock.

     As of March 29, 2001, Metrocall has approximately $20.0 million in cash. Metrocall believes that this cash, plus cash expected to be generated from operations, should be sufficient to meet its financial obligations and to fund capital expenditures during 2001, except for payments of interest on Metrocall's senior subordinated notes. As discussed above in "Recent Developments," Metrocall intends to seek to restructure its outstanding indebtedness, which may involve a filing under chapter 11 of the Bankruptcy Code. Metrocall has commenced discussions with its bank lenders regarding use of cash collateral in a chapter 11 proceeding. While Metrocall believes that its cash flow would be adequate to fund its operations in a chapter 11 proceeding without additional borrowings, Metrocall may seek to obtain a debtor-in-possession loan facilility. Metrocall is also initiating additional measures to further reduce capital expenditures and operating expenses.

     Cash Flows. Metrocall's cash flows from operating activities decreased approximately $24.7 million from $64.5 million for the twelve months ended December 31, 1999 to $39.8 million for the twelve months ended December 31, 2000. Approximately $27.8 million of the decrease was attributable to the decrease in EBITDA for the twelve-month period ended December 31, 2000.

     Net cash used in investing activities increased approximately $35.1 million from $88.2 million for the twelve months ended December 31, 1999 to $123.3 million for the twelve months ended December 31, 2000. The net increase was the result of an increase of $12.5 million in cash used for business acquisitions and an increase of $14.7 million in cash required for capital expenditures during 2000. Capital expenditures during 2000 included approximately $99.4 million for subscriber equipment on hand and net increases to the rental subscriber base. The balance of capital expenditures was primarily for network and infrastructure development and information systems and computer related equipment. Total capital expenditures for fiscal year 2001 are expected to approximate $90.0 million. However, capital expenditures may be limited to a lower amount due to Metrocall's liquidity position. A major component of Metrocall's capital expenditure requirements is for acquisition of equipment for resale to customers. Two-way equipment is generally more expensive than traditional one-way equipment, and growth in this business may contribute to higher capital expenditure requirements. However, if Metrocall reduces these purchases, that may affect its ability to increase two-way subscribers and revenues.

     Net cash provided by financing activities increased approximately $89.4 million from $18.0 million for the twelve months ended December 31, 1999 to $107.4 million for the twelve months ended December 31, 2000. During fiscal year 2000, Metrocall borrowed an additional $58.0 million under its credit facility primarily to fund working capital and capital expenditure requirements. Metrocall also raised $51.3 million through the issuance of 23.4 million shares of common stock which was used for general corporate purposes during 2000.

     Total Debt.  At December 31, 2000 and 1999, debt consisted of:

                                                                                      INCREASE
                         TOTAL DEBT                             1999       2000     OR (DECREASE)
                         ----------                           --------   --------   -------------
Borrowings under the credit facility........................  $ 75,000   $133,000     $ 58,000
Senior subordinated notes...................................   698,608    625,551      (73,057)
Capital leases and other debt...............................     4,019      3,376         (643)
                                                              --------   --------     --------
          Total debt........................................  $777,627   $761,927     $(15,700)
                                                              ========   ========     ========

     Borrowings, repayments and compliance under the credit facility. During 2000, net borrowings under Metrocall's credit facility increased by $58.0 million, which represented gross borrowings of $67.5 million, net of repayments of $9.5 million.

     Subject to certain conditions set forth in its credit facility agreement, as amended and restated on March 17, 2000, Metrocall may borrow up to $200 million under two loan facilities through June 1, 2005. The first facility (Facility A) is a $150 million reducing revolving credit facility and the second (Facility B) is a $50 million reducing term credit. The credit facility is secured by substantially all of Metrocall's assets. Required quarterly principal repayments, as defined, begin on March 31, 2002 and continue through June 1, 2005.

     Under the credit facility, Metrocall is required to comply with or maintain certain financial and operating covenants including certain financial ratios, such as total debt to annualized operating cash flow, senior debt to annualized operating cash flow, annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash, and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility agreement). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall. The credit facility agreement also provides that certain changes of control of Metrocall, as defined, will constitute a default.

     Effective June 30, 2000, Metrocall and its bank lenders entered into the first amendment to the credit facility, which amended the operating cash flow to interest expense ratio covenant for the three months ended June 30, 2000 and September 30, 2000 to a ratio of 1.50 to 1.00. Effective December 31, 2000, Metrocall and its bank lenders entered into the second amendment to the credit facility, which lowered the operating cash flow to interest expense ratio covenant to 1.65 to 1.00 for the three months ended December 31, 2000 and to
1.75 to 1.00 and for the three months ended March 31, 2001. This amendment also limited the aggregate principal amount of borrowings that may be outstanding through June 30, 2001 to $153.0 million and $173.0 million through December 31, 2001. Had Metrocall not entered into the first and second amendments to the credit facility, it would not have been in compliance with the operating cash flow to interest expense ratio covenants for the three months ended June 30, 2000, September 30, 2000 and December 31, 2000. At December 31, 2000, Metrocall was in compliance with all of the financial covenants of its credit facility. However, Metrocall is currently in default under the credit facility and may not access additional funds under it. See "Recent Developments."

     Senior Subordinated Notes. There were no principal payments required under the senior subordinated notes in 2000. Please refer to "Recent Developments" and "Significant Equity Transactions" for a discussion of liquidity matters and senior subordinated notes exchanged into Metrocall common stock during 2000.

RISK FACTORS

RISKS TO THE BUSINESS -- METROCALL'S BUSINESS MIGHT BE ADVERSELY AFFECTED BY FACTORS BEYOND ITS CONTROL.

     Metrocall cannot identify nor can it control all circumstances that could occur in the future that may adversely affect its business and results of operations. Some of the circumstances that may occur and may impair Metrocall's business are described below. If any of the following circumstances were to occur, Metrocall's business, financial conditions or results of operations could be materially adversely affected.

LIQUIDITY -- METROCALL'S DETERIORATING FINANCIAL RESULTS, SUSPENSION OF SUBORDINATED DEBT INTEREST PAYMENTS, AND LACK OF ACCESS TO ADDITIONAL LIQUIDITY COULD IMPAIR ITS ABILITY TO CONTINUE AS A GOING CONCERN.

     Metrocall is experiencing erosion of its revenues from traditional one-way paging business. This has led to reduced operating cash flow as revenues from advanced messaging have not increased sufficiently to offset the decline in one-way revenues. As a result, Metrocall does not expect that its operations will generate sufficient cash to enable it pay current interest on its outstanding subordinated debt. Nor does Metrocall expect to have access to additional debt or equity funding. Metrocall therefore has defaulted on interest payments on its subordinated debt. As a result, Metrocall may not be able to continue as a going concern unless it restructures its outstanding indebtedness. Metrocall's ability to continue as a going concern could be affected by several factors, including:

     - Holders of Metrocall's indebtedness could exercise their rights to accelerate such debt, which Metrocall cannot pay.

     - Metrocall's operations may not generate sufficient cash to meet its continuing obligations other than interest on subordinated debt and to fund required capital expenditures.

     - Metrocall's current financial condition may adversely affect its ability to obtain supplies and services from vendors on acceptable terms and to retain and attract employees and customers, which could, in turn, contribute to reduced revenues and operating cash flow.

     - Metrocall may not achieve reductions in capital expenditures and operating expenses.

     - Metrocall may not be able to restructure its existing bank and subordinated indebtedness on terms acceptable to creditors.

     - Metrocall may have to seek protection under chapter 11 of the Bankruptcy Code, which will subject many transactions to court approval and result in additional costs associated with the chapter 11 process, including professional fees and other costs of administration.

     - If a chapter 11 proceeding is filed, Metrocall may not be able to propose or have confirmed a plan of reorganization acceptable to creditors, and to emerge from chapter 11.

If Metrocall cannot continue as a going concern the value of its assets may be less than currently reflected on its balance sheet and as such, the ability of Metrocall's creditors to recover such amounts when due may be impaired.

     Metrocall intends to seek to restructure its outstanding debt at a significant discount to its face value either in connection with a strategic transaction or on a stand-alone basis. Metrocall may file for protection under chapter 11 in order to effectuate such restructuring.

     Metrocall cannot predict the terms on which its indebtedness will be restructured or whether any restructuring will retain any value for the holders of its preferred and common stock. There is no assurance that as to the value, if any, that will be received by creditors in any restructuring.

TWO-WAY NETWORK -- METROCALL'S ABILITY TO GENERATE REVENUES FROM TWO-WAY MESSAGING COULD BE IMPAIRED IF WEBLINK WERE TO REJECT ITS AGREEMENT WITH METROCALL.

     Metrocall depends on Weblink to provide the network on which messages over Metrocall's two-way messaging devices are transmitted. If Metrocall lost access to this network, its revenues from two-way messaging would be impaired, unless Metrocall could enter into acceptable arrangements for access to another network. Weblink is also suffering financial difficulties, and if it were to file for protection from creditors under chapter 11, it could reject and terminate the contract and deprive Metrocall of access to the Weblink network. If that happened, Metrocall cannot assure you that it could gain access to another two-way network.

OPERATING LOSSES -- METROCALL HAS A HISTORY OF OPERATING LOSSES AND EXPECTS TO CONTINUE TO INCUR OPERATING LOSSES IN THE FUTURE. AS A RESULT, METROCALL MAY NOT BE ABLE TO MEET ITS CASH NEEDS FROM OPERATIONS OR PAY DEBT OBLIGATIONS.

     Metrocall historically has had operating losses and expects these losses to continue. These losses make it more difficult for it to meet its cash and other working capital needs, to support its business operations and to pay its debt obligations as they become due because Metrocall must rely on its abilities to obtain financing or generate additional revenues. The losses have resulted in part because Metrocall has focused mainly on its consolidation and growth strategies and its capital expenditure requirements, instead of focusing mainly on current earnings. Metrocall has sustained net losses of $129.1 million, $172.5 million and $214.6 million for fiscal years 1998, 1999 and 2000. At December 31, 2000, Metrocall's accumulated deficit was approximately $724.3 million. Metrocall expects to continue to incur losses from operations in the future because it expenses significant amounts for depreciation expenses from capital expenditures and amortization expenses related to intangible assets recorded on acquisitions. Metrocall cannot assure you that it can reverse operating losses and achieve profitability in the future and that it will be able to meet all of its cash and other working capital needs from operations in the future.

INTANGIBLE ASSETS -- MOST OF METROCALL'S ASSETS ARE INTANGIBLE ASSETS WHOSE VALUE MAY DECREASE FROM FACTORS BEYOND METROCALL'S CONTROL. IF THE VALUE OF THOSE ASSETS WERE TO DECREASE AND METROCALL WERE REQUIRED TO SATISFY ITS DEBT OBLIGATIONS BASED ON ITS ASSETS' VALUE, METROCALL MIGHT NOT BE ABLE TO SATISFY THOSE DEBT OBLIGATIONS.

     Most of Metrocall's assets are intangible assets. Primarily FCC licenses and certificates, goodwill, subscriber lists and deferred financing costs. At December 31, 2000, Metrocall's total assets were approximately $757.1 million, of which net intangible assets were approximately $391.7 million. If Metrocall was required to satisfy its obligations under its credit facility because, for example, it defaulted under its debt agreements, became insolvent or were liquidated, and the lenders under the credit facility proceeded against Metrocall's assets to satisfy those obligations, the value of its assets might not be sufficient to satisfy those obligations. The reason the value of Metrocall's assets might be insufficient is because the value of intangible assets could be impaired by factors beyond Metrocall's control, such as changes in technology, regulation, and available financing or competitive pressures. Metrocall cannot assure you that the value of its assets is or will be sufficient to repay its debt obligations under the credit facility.

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

     Developments in narrowband PCS, which provide advanced messaging capabilities, have lead to increased competition. Some of Metrocall's largest competitors in the traditional paging market have narrowband PCS licenses, which permit them to provide advanced messaging services on a nationwide basis. Metrocall expects other companies to offer advanced messaging services and, as a result, Metrocall's growth in terms of subscriber base might be impaired. Metrocall offers two-way and other advanced messaging services through its alliance with WebLink. Metrocall relies on Weblink's Reflex 25 network to provide its advanced messaging services. To the extent Weblink's operations are affected by financial difficulties and liquidity issues as explained in Part 1,
Item 1, "Metrocall's Business Objectives", Metrocall's ability to offer these services could be materially, adversely affected. In addition, Metrocall's success of offering these services is dependent upon several other factors. Those factors include market acceptance, cost of equipment and other capital requirements, technological changes in wireless messaging services, competitors' marketing and sales strategies, regulatory developments and general economic conditions. These factors are beyond our control. Metrocall cannot assure you that its offering of these services will be beneficial to its business operations or financial condition.

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

SATELLITE FAILURES -- METROCALL'S ABILITY TO DELIVER PAGING AND MESSAGING SERVICES COULD BE INTERRUPTED IF SATELLITE FAILURES OCCUR.

     Metrocall relies on satellite facilities operated by other companies to control many of the transmitters on its nationwide and wide-area networks. Any interruptions in satellite transmissions might result in loss of subscribers, loss of revenues and increased costs to find alternative ways to respond to the interruptions. Metrocall has no control over the operation and maintenance of those satellite facilities. Metrocall also uses land-based communications facilities such as microwave stations and landline telephone facilities to connect and control the paging base station transmitters in its networks. The failure of disruption of transmissions by these satellites and other facilities could disrupt its paging and messaging services and impair its results of operations. Metrocall transmits a majority of its paging traffic through its satellite facility in Stockton, California. Any interruptions in satellite transmissions from this facility could adversely affect Metrocall's ability to gain more subscribers and increase its revenues.

SUBSCRIBER TURNOVER -- WHEN SUBSCRIBERS CANCEL OR SWITCH THEIR SERVICE, THE COST TO ATTRACT NEW SUBSCRIBERS IS HIGHER THAN THE COST TO PROVIDE SERVICES TO EXISTING SUBSCRIBERS AND AS A RESULT ADVERSELY AFFECT METROCALL'S RESULTS OF OPERATIONS.

     Subscriber turnover adversely affects Metrocall's results of operations because it increases fixed costs. When subscribers cancel their paging or other messaging services or switch their service to another carrier, Metrocall attempts to attract new subscribers to replace the disconnected subscribers. The sales and marketing costs associated with attracting new subscribers exceed the costs to continue servicing existing subscribers and increase our high fixed costs. For the twelve months ended December 31, 1998, 1999 and 2000, Metrocall's subscriber net turnover rates were 1.7%, 1.8% and 1.9% respectively.

REGULATORY CHANGES AND COMPLIANCE -- CHANGES IN THE REGULATIONS THAT GOVERN METROCALL'S BUSINESS MIGHT MAKE IT MORE DIFFICULT OR COSTLY TO OPERATE ITS BUSINESS OR COMPLY WITH ITS CHANGES.

     The FCC and to a lesser extent state regulatory agencies regulate Metrocall's paging and messaging operations. Those agencies might take actions, such as changing licensing requirements or the allocation of radio spectrum that would make it more difficult or costly for Metrocall to operate its business. For example, the FCC has adopted rules under which it will issue licenses that would permit companies increase-operating expense to offer paging services on a wide-area basis through competitive bidding. Metrocall believes these rules may simplify its regulatory compliance burdens, particularly regarding adding or relocating transmitter sites; however, those rules may also increase its costs of obtaining paging licenses in the future. In addition, Metrocall cannot assure you that it will be able to comply with all changes implemented by the agencies regulating its business, such as changes in licensing or build-out requirements.

CHALLENGES OF ACQUISITIONS -- METROCALL MIGHT NOT BE ABLE TO IDENTIFY OR FINANCE BUSINESSES TO ACQUIRE. METROCALL MAY NOT BE ABLE TO INTEGRATE SUCCESSFULLY BUSINESS IT HAS ALREADY ACQUIRED OR MANAGE ITS EXISTING BUSINESS OPERATIONS AS IT ACQUIRES AND INTEGRATES BUSINESSES.

     Metrocall might be unable to identify attractive businesses to acquire, to finance potential acquisitions and to integrate acquired businesses. Even if Metrocall can pursue an acquisition, it would encounter many obstacles before the acquisition could be successful and increase its revenues or decrease its costs. The challenges of acquisitions include:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2000, total debt consisted of borrowings outstanding under its credit facility and fixed rate senior subordinated notes. Metrocall's total debt has been classified as a current liability on the accompanying balance sheet as a result of the suspension of interest payments to holders of certain of its senior subordinated notes and the expected non-compliance with certain of the financial covenants of its credit facility at March 31, 2001. As such, there is a risk that the lenders of such debt will request immediate payment of such amounts. Please refer to "Recent Developments" in Item I.

SENIOR SECURED DEBT, VARIABLE RATE DEBT:

     The borrowings outstanding under Metrocall's credit facility are secured by substantially all of Metrocall's assets. The credit facility debt is closely held by a group of lenders.

  PRINCIPAL                     WEIGHTED AVERAGE   SCHEDULED   INTEREST PAYMENTS
   BALANCE        FAIR VALUE     INTEREST RATE     MATURITY           DUE
  ---------     --------------  ----------------   ---------   -----------------
$133.0 million  $133.0 million        11.5%          2005        Quarterly

Metrocall's credit facility bears interest at floating rates and matures in 2005 an as such is subject to risks associated with changes in interest rates. Effective March 16, 2001, Metrocall's lenders exercised their option to increase the borrowing rate under the facility to the prime rate plus a margin of up to 1.875% and a 2.0% default rate. As a result of this action, interest expenses incurred under the credit facility are expected to increase by $3.9 million based on $133.0 million outstanding. To the extent there are fluctuations by 1/4% in the prime lending rate, Metrocall's interest expense would increase or decrease by $332,500 for each 1/4% fluctuation.

SENIOR SUBORDINATED NOTES, FIXED RATE:

     Metrocall's senior subordinated notes are publicly traded and subject to market risk. In addition, they are subordinated to borrowings under the credit facility.

  PRINCIPAL                       STATED       SCHEDULED
   BALANCE       FAIR VALUE    INTEREST RATE   MATURITY
  ---------     -------------  -------------   ---------
$ 93.0 million  $23.2 million    11 7/8%         2005
$  0.2 million  $ 0.2 million    11 7/8%         2005
$135.0 million  $33.7 million    10 3/8%         2007
$171.3 million  $41.1 million     9 3/4%         2007
$226.1 million  $54.3 million        11%         2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        DESCRIPTION                           PAGE
                        -----------                           ----

FINANCIAL STATEMENTS:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................   F-2
     Consolidated Balance Sheets, as of December 31, 1999
      and 2000..............................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1998, 1999 and 2000..........   F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended December 31, 1998, 1999 and 2000....   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1998, 1999 and 2000..........   F-6
     Notes to Consolidated Financial Statements.............   F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will be incorporated by reference from the 2001 Proxy Statement or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the stock ownership of each person known to Metrocall to be the beneficial owner of more than 5% of the common stock of each director and executive officer of Metrocall and all directors and executive officers as a group will be incorporated by reference from the 2001 Proxy Statement or will be provided by amendment to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be incorporated by reference from the 2001 Proxy Statement or will be provided by amendment to this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)(1) FINANCIAL STATEMENTS

     The following financial statements are included in Part II Item 8

                        DESCRIPTION                           PAGE
                        -----------                           ----
FINANCIAL STATEMENTS:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................   F-2
     Consolidated Balance Sheets, as of December 31, 1999
      and 2000..............................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1998, 1999 and 2000..........   F-4
     Consolidated Statements of Stockholders' Equity for the
      three years ended December 31, 1998, 1999 and 2000....   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1998, 1999 and 2000..........   F-6
     Notes to Consolidated Financial Statements.............   F-7

  (A)(2) FINANCIAL STATEMENT SCHEDULE
     Schedule II Valuation and Qualifying Accounts..........   S-1

     All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (B) REPORTS ON FORM 8-K

     A report dated October 21, 2000 regarding terminating efforts to present a competing plan of reorganization in the bankruptcy proceedings of Paging Network, Inc., filed with the Commission on October 24, 2000.

  (C) EXHIBITS

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
- -------                                            -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, Inc. (Metrocall), as amended.+
 3.2      Ninth Amended and Restated Bylaws of Metrocall.+
 4.1      Rights Agreement, dated as of February 25, 2000, between Metrocall and First Chicago Trust Company of
          New York, as Rights Agent.(a)
 4.2      Indenture for Metrocall 11% Senior Subordinated Notes due 2008, dated as of December 22, 1998.(b)
 4.3      Indenture for 9 3/4 Senior Subordinated Notes due 2007 dated October 21, 1997.(c)
 4.4      Indenture for Metrocall 10 3/8% Senior Subordinated Notes due 2007 dated September 27, 1995.(d)
 4.5      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior Subordinated Notes due 2005 ("ProNet Notes") dated
          June 15, 1995.(e)
 4.6      Supplemental Indenture dated May 28, 1996 for ProNet Notes.(f)
 4.7      Second Supplemental Indenture dated December 30, 1997 for ProNet Notes.(g)
 4.8      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes") dated October
          24, 1995.(h)
 4.9      First Supplemental Indenture dated November 14, 1996 for A+ Notes.(i)
 4.10     Second Supplemental Indenture dated November 15, 1996 for A+ Notes.(i)
 4.11     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series A Convertible Preferred Stock of Metrocall.(j)
 4.12     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series E Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on February 25, 2000.(a)
 4.13     Warrant Agreement between Metrocall and the First National Bank of Boston as Warrant Agent dated as of November 15, 1996.(j)
10.1      Fifth Amended and Restated Loan Agreement by and among Metrocall, certain lenders and Toronto
          Dominion (Texas), Inc. as administrative agent, dated as of March 17, 2000 ("Loan Agreement").(k)
10.2      First Amendment to Loan Agreement, dated June 30, 2000.(l)
10.3      Second Amendment to Loan Agreement, dated December 31, 2000.(m)
10.4      Securities Exchange Agreement by and between AT&T Wireless Services, Inc. and Metrocall dated
          February 2, 2000.(n)
10.5      Common Stock Purchase Agreement by and between HMTF Bridge MCI, LLC and Metrocall dated February 2,
          2000.(n)
10.6      Common Stock Purchase Agreement by and between Aether Systems, Inc. and Metrocall dated February 2,
          2000.(n)
10.7      Common Stock Purchase Agreement by and between PSINet Inc. and Metrocall dated February 2, 2000.(n)
10.8      Stock Purchase Agreement by and among Metrocall and AT&T Wireless Services, Inc., McCaw
          Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc, dated June 26,
          1998.(o)
10.9      Units Purchase Agreement among Metrocall and the entities listed thereto dated November 15, 1996.(j)
10.10     Registration Rights Agreement between Metrocall and the entities listed thereto dated November 15,
          1996.(j)
10.11     Employment Agreement between Metrocall and William L. Collins III.(p)
10.12     Amendment to Employment Agreement between Metrocall and William L. Collins III.(q)

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
- -------                                            -------------------
10.13     Second Amendment to Employment Agreement between Metrocall and William L. Collins III.(r)
10.14     Third Amendment to Employment Agreement between Metrocall and William L. Collins III.(s)
10.15     Fourth Amendment to Employment Agreement between Metrocall and William L. Collins III.(l)
10.16     Employment Agreement between Metrocall and Steven D. Jacoby.(p)
10.17     Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(q)
10.18     Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(r)
10.19     Third Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(s)
10.20     Fourth Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(l)
10.21     Employment Agreement between Metrocall and Vincent D. Kelly.(p)
10.22     Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(q)
10.23     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(r)
10.24     Third Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)
10.25     Fourth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(l)
10.26     Change of Control Agreement between Metrocall and William L. Collins III.(p)
10.27     Change of Control Agreement between Metrocall and Steven D. Jacoby.(p)
10.28     Change of Control Agreement between Metrocall and Vincent D. Kelly.(p)
10.29     Noncompetition Agreement between Metrocall and Jackie R. Kimzey dated August 8, 1997.(t)
10.30     Metrocall 1996 Stock Option Plan, as amended.(u)
10.31     Metrocall Amended Employee Stock Purchase Plan.(u)
10.34     Directors' Stock Option Plan, as amended.(v)
10.35     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14,
          1994.(w)
10.36     Lease Agreement dated December 20, 1983 between Beacon Communications Associates, Ltd. and a predecessor of Metrocall.(x)
11.1      Statement re computation of per share earnings.+
21.1      Subsidiaries of Metrocall, Inc.+
23.1      Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.+
27.1      Financial Data Schedule.+

- ---------------

 +   Filed herewith.
(a)  Incorporated by reference to Metrocall's Registration
     Statement on Form 8-A filed with the Commission on February
     25, 2000.
(b)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on January 4, 1999.
(c)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on October 23, 1997.
(d)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-1, as amended (File No. 33-96042) filed with the Commission on September 27, 1995.
(e)  Incorporated by reference to ProNet's Current Report on Form
     8-K filed with the Commission on July 5, 1995.
(f)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1998 filed with
     the Commission on March 31, 1999.
(g)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended March 31, 1998 filed with
     the Commission on May 15, 1998.
(h)  Incorporated by reference to the Registration Statement on
     Form S-1 of A+ Communications, Inc., as amended (File No.
     33-95208) filed with the Commission on September 18, 1995.
(i)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1996 filed with
     the Commission on March 31, 1997.
(j)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on November 21, 1996.

(k)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended March 31, 2000 filed with the Commission on May 15, 2000.
(l)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 2000 filed with the Commission on August 14, 2000.
(m)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on February 2, 2001.
(n)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1999 filed with the Commission on March 11, 2000.
(o) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on August 31, 1998.
(p)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.
(q)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.
(r)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.
(s)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(t)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-4, as amended (File No. 333-36079) filed with the Commission on September 22, 1997.
(u) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on April 4, 2000.
(v)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K/A, as amended, for the year ended December 31, 1993 filed with the Commission on July 21, 1994.
(w)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.
(x)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April 2001.

                                          METROCALL, INC.

                                          By:  /s/ WILLIAM L. COLLINS III
                                            ------------------------------------
                                            William L. Collins III
                                            Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

      /s/ WILLIAM L. COLLINS III        Chairman of the Board, President,       April 2, 2001
- --------------------------------------  Chief Executive Officer and Director
        William L. Collins III

                                        Chief Financial Officer, Executive      April 2, 2001
         /s/ VINCENT D. KELLY           Vice President, and Treasurer
- --------------------------------------  (Principal Financial and Accounting
           Vincent D. Kelly             Officer)

         /s/ STEVEN D. JACOBY           Chief Operating Officer and Executive   April 2, 2001
- --------------------------------------  Vice President
           Steven D. Jacoby

      /s/ FRANCIS A. MARTIN, III        Director                                April 2, 2001
- --------------------------------------
        Francis A. Martin, III

       /s/ RONALD V. APRAHAMIAN         Director                                April 2, 2001
- --------------------------------------
         Ronald V. Aprahamian

          /s/ MICHAEL GREENE            Director                                April 2, 2001
- --------------------------------------
            Michael Greene

          /s/ MAX D. HOPPER             Director                                April 2, 2001
- --------------------------------------
            Max D. Hopper

       /s/ EDWARD E. JUNGERMAN          Director                                April 2, 2001
- --------------------------------------
         Edward E. Jungerman

         /s/ JACKIE R. KIMZEY           Director                                April 2, 2001
- --------------------------------------
           Jackie R. Kimzey

         /s/ ANDREW S. ROSEN            Director                                April 2, 2001
- --------------------------------------
           Andrew S. Rosen

         /s/ HAROLD S. WILLS            Director                                April 2, 2001
- --------------------------------------
           Harold S. Wills

         /s/ ROYCE R. YUDKOFF           Director                                April 2, 2001
- --------------------------------------
           Royce R. Yudkoff

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   F-2
Consolidated Balance Sheets, as of December 31, 1999 and
  2000......................................................   F-3
Consolidated Statements of Operations for the three years
  ended December 31, 1998,
  1999 and 2000.............................................   F-4
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1998, 1999 and 2000........   F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998,
  1999 and 2000.............................................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited the accompanying consolidated balance sheets of Metrocall, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and related schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrocall, Inc., and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has net capital and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 9, 2001 (except with respect to the matters discussed in Note 2 as to which the date is April 2, 2001.)

                        METROCALL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   2,787    $  26,597
  Accounts receivable, less allowance for doubtful accounts
    of $7,103 and $5,494 as of December 31, 1999 and 2000,
    respectively............................................     52,015       51,122
  Prepaid expenses and other current assets (Note 5)........      3,333        7,498
                                                              ---------    ---------
         Total current assets...............................     58,135       85,217
                                                              ---------    ---------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................     15,685       16,451
  Furniture, office equipment and vehicles..................     76,962       88,901
  Paging and plant equipment................................    377,047      374,205
  Less -- Accumulated depreciation and amortization.........   (192,329)    (216,565)
                                                              ---------    ---------
                                                                277,365      262,992
                                                              ---------    ---------
INTANGIBLE ASSETS, net of accumulated amortization of
  approximately $398,634 and $633,411 at December 31, 1999
  and 2000, respectively (Note 3)...........................    554,317      391,689
OTHER ASSETS................................................      8,021       17,247
                                                              ---------    ---------
         TOTAL ASSETS.......................................  $ 897,838    $ 757,145
                                                              =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 6).............  $     643    $ 759,286
  Accounts payable..........................................     28,144       25,370
  Accrued expenses and other current liabilities (Note 5)...     42,022       43,544
  Deferred revenue and subscriber deposits..................     24,235       21,549
                                                              ---------    ---------
         Total current liabilities..........................     95,044      849,749
                                                              ---------    ---------
CAPITAL LEASE OBLIGATIONS, less current maturities (Note
  6)........................................................      3,001        2,340
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current
  maturities (Note 6).......................................     75,375          301
SENIOR SUBORDINATED NOTES (Note 6)..........................    698,608           --
LONG TERM DEFERRED REVENUE..................................         --       10,212
DEFERRED INCOME TAX LIABILITY...............................     18,678           --
MINORITY INTEREST IN PARTNERSHIP............................        510          510
                                                              ---------    ---------
         Total liabilities..................................    891,216      863,112
                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 9)
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 227,585
  shares and 247,149 shares issued and outstanding as of
  December 31, 1999 and 2000, respectively and a liquidation preference of $57,892 and $66,280 at December 31, 1999 and
  2000, respectively (Note 7)...............................     53,939       60,385
                                                              ---------    ---------
SERIES C CONVERTIBLE PREFERRED STOCK, 8% cumulative; par
  value $.01 per share; 25,000 shares authorized; 10,378
  shares and 0 shares issued and outstanding as of December
  31, 1999 and 2000, respectively and a liquidation
  preference of $104,817 and $0 at December 31, 1999 and
  2000 respectively (Note 7)................................    104,817           --
                                                              ---------    ---------
STOCKHOLDERS' EQUITY(DEFICIT) (Note 7)
  Common stock, par value $.01 per share; 200,000,000 shares authorized; 41,901,908 shares and 89,214,532 shares
    issued and outstanding at December 31, 1999 and 2000,
    respectively............................................        419          892
  Additional paid-in capital................................    341,070      557,057
  Accumulated deficit.......................................   (493,623)    (724,301)
                                                              ---------    ---------
                                                               (152,134)    (166,352)
                                                              ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $ 897,838    $ 757,145
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1999           2000
                                                              -----------    -----------    -----------
REVENUES:
  Service, rent and maintenance.............................  $   416,352    $   548,700    $   504,800
  Product sales.............................................       48,372         61,487         57,183
                                                              -----------    -----------    -----------
          Total revenues....................................      464,724        610,187        561,983
  Net book value of products sold...........................      (31,791)       (39,071)       (37,509)
                                                              -----------    -----------    -----------
                                                                  432,933        571,116        524,474
OPERATING EXPENSES:
  Service, rent and maintenance.............................      115,432        146,961        120,312
  Selling and marketing.....................................       73,546         97,051        103,413
  General and administrative................................      121,644        170,591        172,017
  Depreciation and amortization.............................      234,948        307,344        300,318
                                                              -----------    -----------    -----------
                                                                  545,570        721,947        696,060
                                                              -----------    -----------    -----------
          Loss from operations..............................     (112,637)      (150,831)      (171,586)
INTEREST AND OTHER INCOME(EXPENSE), NET.....................          849            407         (2,450)
INTEREST EXPENSE............................................      (64,448)       (85,115)       (84,169)
                                                              -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM (Note
  6)........................................................     (176,236)      (235,539)      (258,205)
INCOME TAX BENEFIT..........................................       47,094         63,055         20,775
                                                              -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM..............................     (129,142)      (172,484)      (237,430)
EXTRAORDINARY ITEM..........................................           --             --         22,876
                                                              -----------    -----------    -----------
          Net loss..........................................     (129,142)      (172,484)      (214,554)
PREFERRED DIVIDENDS (Note 7)................................      (11,767)       (16,462)        (9,816)
SERIES C PREFERRED EXCHANGE INDUCEMENT......................           --             --         (6,308)
GAIN ON REPURCHASE OF PREFERRED STOCK.......................           --          2,208             --
                                                              -----------    -----------    -----------
          Loss attributable to common stockholders..........  $  (140,909)   $  (186,738)   $  (230,678)
                                                              ===========    ===========    ===========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS:
  Loss per share before extraordinary item attributable to
     common stockholders....................................  $     (3.43)   $     (4.47)   $     (3.30)
  Extraordinary item........................................           --             --           0.30
                                                              ===========    ===========    ===========
  Basic and diluted loss per share attributable to common
     stockholders...........................................  $     (3.43)   $     (4.47)   $     (3.00)
                                                              ===========    ===========    ===========
  Weighted-average common shares outstanding................   41,029,601     41,773,789     76,984,096
                                                              ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       COMMON STOCK
                                                  -----------------------   ADDITIONAL
                                                    SHARES                   PAID-IN     ACCUMULATED
                                                  OUTSTANDING   PAR VALUE    CAPITAL       DEFICIT       TOTAL
                                                  -----------   ---------   ----------   -----------   ---------
BALANCE, December 31, 1997......................  40,548,414      $405       $336,076     $(165,976)   $ 170,505
  Issuance of shares in employee stock purchase
     plan and other (Note 8)....................     134,989         2            573            --          575
  Shares issued in settlement of litigation
     related to the ProNet merger...............     900,000         9          3,600            --        3,609
  Preferred dividends (Note 7)..................          --        --             --       (11,767)     (11,767)
  Net loss......................................          --        --             --      (129,142)    (129,142)
                                                  ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1998......................  41,583,403       416        340,249      (306,885)      33,780
  Issuance of shares in employee stock purchase
     plan and other (Note 8)....................     318,505         3            821            --          824
  Preferred dividends...........................          --        --             --       (16,462)     (16,462)
  Gain on repurchase of Series B Preferred (Note
     7).........................................          --        --             --         2,208        2,208
  Net loss......................................          --        --             --      (172,484)    (172,484)
                                                  ----------      ----       --------     ---------    ---------
BALANCE, December 31, 1999......................  41,901,908       419        341,070      (493,623)    (152,134)
  Issuance of shares in employee stock purchase
     plan and other (Note 7)....................     928,534         9          3,414            --        3,423
  Warrants exercised (Note 7)...................   1,102,920        11          2,667            --        2,678
  Issuance of shares in exchange for senior
     subordinated notes (Note 6)................   8,619,537        86         47,316            --       47,402
  Issuance of shares in exchange for Series C
     preferred stock (Note 7)...................  13,250,000       133        111,543        (6,308)     105,368
  Other common stock issuance (Note 7)..........  23,411,633       234         51,047            --       51,281
  Preferred dividends...........................          --        --             --        (9,816)      (9,816)
  Net loss......................................          --        --             --      (214,554)    (214,554)
                                                  ----------      ----       --------     ---------    ---------
BALANCE, December 31, 2000......................  89,214,532      $892       $557,057     $(724,301)   $(166,352)
                                                  ==========      ====       ========     =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(129,142)   $(172,484)   $(214,554)
  Adjustments to reconcile net loss to net cash provided by
     operating activities --
     Extraordinary item.....................................                              (22,876)
     Depreciation and amortization..........................    234,948      307,344      300,318
     Equity in loss of affiliate............................         --           --        4,966
     Amortization of debt financing costs...................      1,771        3,130        3,273
     Decrease in deferred income taxes......................    (47,391)     (63,255)     (20,955)
     Other..................................................       (130)          --           --
  Changes in current assets and liabilities, net of effects
     of acquisitions:
     Accounts receivable....................................     (2,387)      (9,275)       2,111
     Prepaid expenses and other current assets..............     (1,693)       1,157       (4,017)
     Accounts payable.......................................      2,175       (9,237)      (2,773)
     Deferred revenues and subscriber deposits..............    (12,263)       1,865       (6,508)
     Accrued expenses and other current liabilities.........     (4,734)       5,289          779
                                                              ---------    ---------    ---------
          Net cash provided by operating activities.........     41,154       64,534       39,764
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired..........   (110,000)          --      (12,575)
  Capital expenditures, net.................................    (78,658)     (93,327)    (108,623)
  Proceeds from sale of businesses (Note 4).................         --        8,572           --
  Additions to intangibles..................................     (1,885)        (819)          --
  Other.....................................................     (3,089)      (3,473)      (2,136)
                                                              ---------    ---------    ---------
          Net cash used in investing activities.............   (191,747)     (88,228)    (123,334)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt (Note 6).....................    248,260       81,000       67,497
  Repayment of long-term debt (Note 6)......................         --      (46,000)      (9,497)
  Principal payments on long-term debt......................   (104,362)        (882)        (643)
  Repurchase of Series B Preferred..........................         --      (16,240)          --
  Net proceeds from issuance of common stock................        577          767       51,886
  Deferred debt financing costs and other...................    (10,342)        (600)      (1,863)
                                                              ---------    ---------    ---------
          Net cash provided by financing activities.........    134,133       18,045      107,380
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (16,460)      (5,649)      23,810
CASH AND CASH EQUIVALENTS, beginning of period..............     24,896        8,436        2,787
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period....................  $   8,436    $   2,787    $  26,597
                                                              =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Metrocall, Inc. and subsidiaries, is a leading provider of local, regional and national paging and advanced wireless data and messaging services in the United States. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas.

2.  LIQUIDITY AND RISKS

     Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At December 31, 2000, Metrocall had approximately $761.9 million outstanding under its credit facility, senior subordinated notes, capital leases and other debt. Amounts available under its credit facility are subject to certain financial covenants and other restrictions.

     Metrocall's consolidated financial statements as of December 31, 2000, and for the year then ended, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, Metrocall had an accumulated deficit of approximately $724.3 million and a deficit in working capital of $764.5 million. Metrocall has had recurring losses from operations and net losses ($129.1 million, $172.5 million, and $214.6 million during the years ended December 31, 1998, 1999 and 2000, respectively), which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

     Metrocall's traditional one-way paging operations account for more than 90% of its revenues and operating cash flow (earnings before interest, taxes, depreciation and amortization, or "EBITDA"). Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower average monthly revenues per unit ("ARPU"). Service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million during 2000, and Metrocall's operating cash flow declined by approximately $27.8 million. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline in 2001.

     During 2000, Metrocall began to provide advanced wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and in 2000, these services generated approximately $9.1 million in service, rent and maintenance revenues, which only partially offset the $53.0 million decline in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during 2001, if its financial resources are adequate to continue its investment in wireless data devices.

     Since the beginning of 2001, traditional paging revenues have continued to decline. The decline in revenues and operating cash flows and the impact of recurring net losses have placed pressures on Metrocall's financial condition and liquidity position. It is unlikely that Metrocall will be able to increase its operating cash flow for the three months ended March 31, 2001 to the level currently required by covenants in its senior bank credit facility. Moreover, Metrocall will be unable to access the credit facility for additional borrowings due to prohibitions in the facility and in the indentures governing Metrocall's senior subordinated notes. In light of current conditions in the financial markets, Metrocall believes it is unlikely that it can attract new debt or equity financing.

     In light of these circumstances, Metrocall has suspended the payments of interest due on March 15, 2001 to holders of its 11% senior subordinated notes and on April 1, 2001 to holders of its 10 3/8% senior subordinated notes. The aggregate payments due under these notes were approximately $19.5 million. Metrocall's Board of Directors approved this action in order to provide cash to finance operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults will permit holders of the subordinated notes in question to accelerate this indebtedness after expiration of a 30 day grace period, or upon acceleration of other series of subordinated notes or bank debt.

                        METROCALL, INC. AND SUBSIDIARIES

     Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the likely non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as a current liability at December 31, 2000.

     At current expected levels, operating cash flow cannot support Metrocall's $625.5 million in outstanding senior subordinated notes. Nonetheless, Metrocall believes its level of operating cash flow can provide a basis for a restructuring of its balance sheet that will better enable it to generate increases in future cash flow and thereby increase value for Metrocall's stakeholders.

     Accordingly, Metrocall decided to seek to restructure its outstanding debt, either in conjunction with a strategic transaction or on a standalone basis. It has engaged Lazard Freres and Deutsche Banc Alex. Brown to advise it with respect to evaluating its strategic and financial options, including a strategic business combination and/or potential debt restructuring. In addition, Metrocall has retained Banc of America Securities and Wit Soundview to advise it with respect to potential strategic transactions. On April 2, 2001, Metrocall executed an agreement with Weblink Wireless, Inc. This agreement provides for the merger of Weblink and Metrocall in conjunction with restructuring of each party's respective outstanding indebtedness. The merger and restructuring will be implemented by each party filing for protection under chapter 11 of the Bankruptcy Code and obtaining confirmation of plans of reorganization. Completion of the transaction is subject to a number of conditions, including regulatory approvals, obtaining post-petition financing, and confirmation of the parties respective plans of reorganization. There is no assurance that the parties will be able to obtain the requisite financing on acceptable terms or that the creditors of the respective parties will approve their plans of reorganization.

     Metrocall's deteriorating financial results and lack of additional liquidity indicate that it may not be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of its subordinated notes and the bank lenders under its credit facility agreement and Metrocall's ability (i) to generate sufficient cash flows to meet its obligations, other than the cash interest payments due under its subordinated notes, on a timely basis, (ii) to obtain additional or restructured financing, including potential debtor-in-possession borrowings if it is required to file for protection under Chapter 11, (iii) to continue to obtain uninterrupted supplies and services from its vendors and to retain employees, and (iv) to reduce capital expenditures and operating expenses.

     The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Metrocall file for protection under Chapter 11 and/or be unable to continue as a going concern.

     Metrocall is also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, government regulation and subscriber turnover.

3.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     In addition to Metrocall, the accompanying consolidated financial statements include the accounts of Metrocall's 61% interest in Beacon Peak Associates Ltd. ("Beacon Peak") and Metrocall of Virginia, Inc. and Metrocall, USA, Inc., non-operating wholly owned subsidiaries that hold certain Metrocall regulatory licenses issued by the Federal Communications Commission (the "FCC"). Beacon Peak owns land, adjacent to Metrocall's headquarters building, which is valued at cost. The minority interest in Beacon Peak was $510,000 as of December 31, 1999 and 2000.

     All significant inter-company transactions have been eliminated in consolidation.

                        METROCALL, INC. AND SUBSIDIARIES

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Accounting for Investment in Inciscent

     During 2000, Metrocall invested $15 million in the form of in-kind services in Inciscent, Inc. in return for convertible preferred stock, which on a fully-diluted basis represents an approximate 42% interest in Inciscent. Metrocall has accounted for its preferred stock investment in Inciscent similar to the equity method of accounting. Metrocall has reflected its investment in other assets and its obligation for in-kind services and obligation to provide access to its subscriber base as deferred revenue on the accompanying balance sheet. Metrocall recognizes revenue on the in-kind services provided to Inciscent as they are performed. Metrocall recognizes revenue ratably on the license to access its customer base over the five-year license period. The Company recognized revenue related to these services of $848,000 in 2000 and recognized losses related to its preferred stock investment in Inciscent of $5.0 million in 2000.

  Revenue Recognition

     Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. The Company bundles the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship which the Company estimates is two years.

  Cash and Cash Equivalents

     Cash equivalents consist primarily of repurchase agreements, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

  Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives.

                                                               YEARS
                                                              -------
Buildings and leasehold improvements........................  10 - 31
Furniture and office equipment..............................  5 - 10
Vehicles....................................................   3 - 5
Subscriber paging equipment.................................   2 - 3
Transmission and plant equipment............................  5 - 12

     New pagers and advanced messaging devices are depreciated using the half-year convention upon acquisition. Betterments to acquired pagers and the net book value of lost pagers are charged to depreciation expense. Subscriber equipment sold is recorded in the consolidated statements of operations at net book value at the date of sale. Devices leased to customers under operating leases continue to be depreciated over their remaining useful lives.

     On July 1, 2000, Metrocall revised the estimated depreciable life of its subscriber equipment purchased after June 30, 2000 from three years to two years. The change in useful life resulted from Metrocall's expectations regarding

                        METROCALL, INC. AND SUBSIDIARIES
future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. As a result of this change, the net book value of products sold decreased by $1.75 million and depreciation expense increased by $7.8 million in fiscal year 2000. As of December 31, 1999 and 2000, the balance of subscriber equipment was $183.3 million and $180.3 million, respectively, net of accumulated depreciation of $79.1 million and $80.9 million, respectively.

     Purchases of property and equipment in the accompanying consolidated statements of cash flows are reflected net of the net book value of products sold to approximate the net addition to subscriber equipment.

     Metrocall currently purchases a significant amount of its subscriber paging and advanced messaging equipment from one supplier. Although there are other manufacturers of similar subscriber equipment, the inability of this supplier to provide equipment required by Metrocall could result in a decrease of pager and advanced messaging placements and a decline in sales, which could adversely affect operating results.

  Intangible Assets

     Intangible assets, net of accumulated amortization, consist of the following at December 31, 1999 and 2000 (dollars in thousands):

                                                           DECEMBER 31,         AMORTIZATION
                                                      -----------------------    PERIOD IN
                                                          1999         2000        YEARS
                                                      ------------   --------   ------------
State certificates and FCC licenses.................     233,166      206,275         10
Goodwill............................................     125,293      115,306         10
Customer lists......................................     163,008       46,885          3
Debt financing costs................................      21,184       18,065       8-12
Non-compete covenants...............................      10,406        4,458          3
Other...............................................       1,260          700        3-7
                                                        --------     --------
                                                        $554,317     $391,689
                                                        ========     ========

Debt financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized as interest expense over the term of the related debt using the effective interest rate method. Accumulated amortization on deferred financing costs are $6.7 million and $2.9 million as of December 31, 1999 and 2000, respectively.

  Long-Lived Assets

     Long-lived assets and identifiable intangibles, including goodwill allocated thereto, to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Metrocall has determined that there has been no impairment in the carrying value of long-lived assets at December 31, 1999 and 2000.

     Metrocall currently evaluates enterprise level goodwill for impairment by comparing estimated future undiscounted cash flows over the remaining life of the goodwill to the carrying value of goodwill. If an impairment exists, enterprise level goodwill is written down to its fair value based on estimated future cash flows of Metrocall discounted at risk adjusted interest rates.

  Loss Per Common Share Attributable to Common Stockholders

     Basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share, except the weighted-average number of common shares outstanding is increased to include stock options and warrants,

                        METROCALL, INC. AND SUBSIDIARIES
that dilute earnings. Stock options and warrants were not included in the computation of loss per share in any period presented as the effect would be anti-dilutive. As a result, the basic and diluted earnings per share amounts are identical.

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

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation. In 2000, the Company, upon completion of review of its net operating loss carry forwards position, reduced its valuation allowance on net operating loss carry forwards with a corresponding reduction in the related intangible assets recorded in connection with prior business combinations. In connection with that review, the Company reclassified amounts in the December 31, 1999 balance sheet.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of all derivatives as either assets or liabilities measured at fair value. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 138 limits the scope to certain derivatives and hedging activities. The effective date of SFAS No. 138 is for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of these statements will have a material impact on its financial position, results of operations and cash flows.

     In 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), issued by the Securities and Exchange Commission. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Among the requirements of SAB 101, is the requirement to defer the recognition of revenue and costs in certain circumstances related to equipment sold as part of a service agreement. The Company implemented SAB 101 during the fourth quarter of the year, retroactive to January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

4.  ACQUISITION AND DISPOSITION

  Acquisition of NationPage

     In May 2000, Metrocall purchased 100% of the outstanding common stock of NationPage, Inc. and NPI Holdings, Inc. (collectively "NationPage") for $12.2 million in cash. The acquisition was financed through cash balances on hand.

  Sale of Electronic Tracking Systems Business

     Effective November 1, 1999, Metrocall sold to a third party the assets of its Electronic Tracking Systems business that Metrocall had acquired in its December 1997 merger with ProNet, Inc. Total proceeds were approximately $12.7 million including cash proceeds of approximately $8.7 million and a note receivable of approximately $4.0 million. Metrocall recorded the note receivable at its fair value on the accompanying balance sheet. No gain or loss was recognized on the transaction for financial reporting purposes.

                        METROCALL, INC. AND SUBSIDIARIES

5.  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Prepaid expenses and other current assets and accrued expenses and other current liabilities consist of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
  Inventory.................................................  $    --   $   430
  Prepaid advertising.......................................    1,282     2,514
  Prepaid insurance.........................................      556       133
  Prepaid rent..............................................       --       411
  Other receivables.........................................       --     3,703
  Other.....................................................    1,495       307
                                                              -------   -------
          TOTAL.............................................  $ 3,333   $ 7,498
                                                              =======   =======
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
  Accrued interest payable..................................  $21,829   $20,370
  Accrued severance, payroll and payroll taxes..............    7,813    10,290
  Accrued state and local taxes.............................    5,817     8,038
  Accrued insurance claims..................................    1,771     1,008
  Accrued acquisition liabilities...........................    2,217     1,545
  Other.....................................................    2,575     2,293
                                                              -------   -------
          TOTAL.............................................  $42,022   $43,544
                                                              =======   =======

6.  LONG-TERM DEBT AND LEASE OBLIGATIONS

     Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Credit Facility, interest at a floating rate, defined
  below.....................................................  $ 75,000   $133,000
10 3/8% Senior subordinated notes due in 2007 (the "1995
  Notes")...................................................   150,000    134,970
9 3/4% Senior subordinated notes due in 2007 (the "1997
  Notes")...................................................   200,000    171,340
11 7/8% Senior subordinated notes due in 2005 (the "ProNet
  Notes")...................................................   100,000     92,968
11% Senior subordinated notes due in 2008 (the "1998 Notes")
  (net of unamortized discount of $1,566 and $1,304 in 1999
  and 2000).................................................   248,434    226,099
11 7/8% Senior subordinated notes due in 2005 (the "A+
  Notes")...................................................       174        174
Capital lease obligations at a weighted average interest
  rate of 9.7%..............................................     3,575      3,002
Other.......................................................       444        374
                                                              --------   --------
                                                              $777,627   $761,927
Less -- Current portion.....................................       643    759,286
                                                              --------   --------
Long-term portion...........................................  $776,984   $  2,641
                                                              ========   ========

     Scheduled maturities of long-term debt after December 31, 2000 are as follows (in thousands): $735 in 2001; $19,720 in 2002; $65,536 in 2003; $12,082
in 2004; $101,892 in 2005 and $561,962 thereafter. The Company has classified the entire amount outstanding under its credit facility and all outstanding senior subordinated notes as current. Although there are no scheduled maturities, the Company has classified its credit facility as current because the Company does not

                        METROCALL, INC. AND SUBSIDIARIES
project compliance with existing covenants throughout 2001. The Company has classified its senior subordinated notes as current because the Company has failed to make its scheduled interest payments on the 1998 Notes. See further discussion in Note 2.

     The estimated fair value of the long-term debt excluding capital lease obligations is listed below. The fair value of the senior subordinated notes is based on market quotes as of the dates indicated.

                                                 DECEMBER 31, 1999     DECEMBER 31, 2000
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
Credit Facility...............................  $ 75,000   $ 75,000   $133,000   $133,000
Senior subordinated notes.....................   698,608    429,174    625,551    152,544
Other.........................................       444        444        301        301
                                                --------   --------   --------   --------
          Total debt, excluding capital
            leases............................  $774,052   $504,618   $758,852   $285,845
                                                ========   ========   ========   ========

  Credit Facility

     On March 17, 2000, Metrocall and its bank lenders entered into an amended and restated credit facility (the "credit facility"). Under the credit facility, subject to certain conditions, Metrocall may borrow up to $200.0 million under two loan facilities. Facility A is a $150.0 million reducing revolving credit facility, and Facility B is a $50.0 million term loan facility. The credit facility is secured by substantially all of the assets of Metrocall. Required quarterly repayments begin on March 31, 2002, and continue through June 1, 2005 for both facilities. The final maturity of the facilities is June 1, 2005. At December 31, 2000, there was $133.0 million outstanding under the credit facility.

     The credit facility contains various covenants that, among other restrictions, require Metrocall to maintain certain financial ratios, including net debt to annualized operating cash flow (not to exceed 6.00 to 1.00 through December 31, 2000; 5.50 to 1.00 between January 1, 2001 and December 31, 2001 and declining thereafter), senior debt to annualized operating cash flow (not to exceed 1.75 to 1.00 through December 31, 2000 and declining to 1.50 to 1.00 thereafter), annualized operating cash flow to pro forma debt service, total sources of cash to total uses of cash and operating cash flow to interest expense (in each case, as such terms are defined in the credit facility). The covenants also limit additional indebtedness and future mergers and acquisitions without the approval of the lenders and restrict the payment of cash dividends and other stockholder distributions by Metrocall during the term of the credit facility. The credit facility also prohibits certain changes in ownership of Metrocall, as defined in the credit agreement. The credit facility also includes a material adverse effect clause under which Metrocall could be in default if there is a material adverse effect upon its assets, liabilities, financial condition or results of operations.

     Effective June 30, 2000, Metrocall and its bank lenders entered into the first amendment to the credit facility, which amended the operating cash flow to interest expense ratio covenant for the three months ended June 30, 2000 and September 30, 2000 reducing this covenant to a ratio of 1.50 to 1.00. Effective December 31, 2000, Metrocall and its bank lenders entered into the second amendment to the credit facility, which lowered the operating cash flow to interest expense ratio covenant to 1.65 to 1.00 for the three months ended December 31, 2000 and 1.75 to 1.00 for the three months ended March 31, 2001. This ratio will increase to 2.00 to 1.00 beginning June 30, 2001. The second amendment also limited the aggregate principal amount of borrowings that may be outstanding through June 30, 2001 to $153.0 million and $173.0 million through December 31, 2001. Had Metrocall not entered into these amendments, it would not have been in compliance with this covenant for the three months ended June 30, 2000, September 30, 2000 and December 31, 2000.

     Under the Credit Facility, Metrocall may designate all or any portion of the borrowings outstanding as either a floating base rate advance or a Eurodollar rate advance with an applicable margin that ranges from 0.625% to 1.875% for base rate advances and 1.75% to 3.00% for Eurodollar rate advances. The predefined margins are based upon the level of indebtedness outstanding relative to annualized cash flow, as defined in the credit facility agreement. Commitment fees of

                        METROCALL, INC. AND SUBSIDIARIES

0.375% to 0.750% per year (depending on the level of Metrocall's indebtedness outstanding to annualized cash flow) are charged on the average undrawn balance of the Facility A commitment and are charged to interest expense as incurred.

                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
               OTHER CREDIT FACILITY DATA                    1998      1999       2000
               --------------------------                  --------   -------   --------
Weighted average balances outstanding....................  $178,600   $79,536   $102,686
Interest expense.........................................  $ 13,100   $ 7,067   $ 11,814
Weighted average interest rate...........................       7.3%      8.9%      11.5%
Effective interest rate at December 31...................       7.8%      8.9%       9.8%

  Senior Subordinated Notes/Extraordinary Gain

     During the year ended December 31, 2000, Metrocall issued 8,619,537 shares of its common stock in exchange for $73.4 million aggregate principal amount of its outstanding senior subordinated notes. As a result of these exchanges, Metrocall recognized an extraordinary gain of $22.9 million, which represented the difference between the carrying value of the notes at the time of the exchange and the fair value of the common stock issued, less the write-off of a pro-rata portion of the related deferred financing costs. The average conversion price of each share of Metrocall common stock was $5.51. Metrocall conducted these exchanges without registration under the Securities Act of 1933 in reliance upon the exemption in section 3(a)(9) of that act.

  10 3/8% Senior Subordinated Notes

     In October 1995, Metrocall issued $150.0 million aggregate principal amount of 10 3/8% senior subordinated notes due 2007 (the "1995 Notes"). At December 31, 2000, $135.0 million aggregate principal amount of the 1995 Notes were outstanding. Interest on the 1995 Notes is payable semi-annually on April 1 and October 1. The 1995 Notes are general unsecured obligations subordinated in right to Metrocall's existing long-term debt and other senior obligations, as defined. The 1995 Notes contain various covenants that, among other restrictions, limit Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

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

  9 3/4% Senior Subordinated Notes

     In October 1997, Metrocall issued $200.0 million aggregate principal amount of 9 3/4% senior subordinated notes due 2007 (the "1997 Notes"). At December 31, 2000, $171.3 million aggregate principal amount of the 1997 notes were outstanding. The 1997 Notes bear interest, payable semi-annually on January 15 and July 15. The Notes are callable beginning November 1, 2002. The 1997 Notes are unsecured obligations of Metrocall, subordinated to all its present and future senior indebtedness. The 1997 Notes contain various covenants that, among other restrictions, limit Metrocall's

                        METROCALL, INC. AND SUBSIDIARIES
ability to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     The 1997 Notes may be redeemed at Metrocall's option after November 1, 2002 at the following redemption prices plus accrued and unpaid interest during the 12-month period beginning on November 1 of the years indicated below:

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

  11 7/8% Senior Subordinated Notes

     In connection with the ProNet merger, Metrocall assumed $100.0 million aggregate principal amount of ProNet's 11 7/8% senior subordinated notes due 2005 (the "ProNet Notes"). At December 31, 2000, $93.0 million aggregate principal amount of the ProNet Notes were outstanding. The ProNet Notes bear interest, payable semi-annually on June 15 and December 15. The ProNet Notes are general unsecured obligations subordinated in right to Metrocall's existing long-term debt and other senior obligations, as defined. The ProNet Notes contain various covenants that, among other restrictions, limit Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain other transactions with affiliates, sell assets and engage in mergers and consolidations except under certain conditions.

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

  11% Senior Subordinated Notes

     In December 1998, Metrocall completed the placement of $250.0 million aggregate principal amount of 11% senior subordinated notes due 2008 (the "1998 Notes"). At December 31, 2000, $226.1 million aggregate principal amount of the 1998 Notes were outstanding. The 1998 Notes bear interest, payable semi-annually on March 15 and September 15. The Notes are callable beginning September 15, 2003. The 1998 Notes are unsecured obligations of Metrocall, subordinated to all its present and future senior indebtedness. The 1998 Notes contain various covenants that, among other restrictions, limit Metrocall's ability to incur additional indebtedness, pay dividends, engage in certain other transactions with affiliates, sell assets and engage in mergers and consolidations except under certain conditions.

                        METROCALL, INC. AND SUBSIDIARIES

     The 1998 Notes may be redeemed at Metrocall's option on or after September 15, 2003 at the following redemption prices plus accrued and unpaid interest during the 12-month period beginning on September 15 of the years indicated below:

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

  11 7/8% Senior Subordinated Notes (the "A+ Notes")

     At December 31, 1999 and 2000, $174,000 aggregate principal amount of the A+ Notes were outstanding. The A+ Notes bear interest, payable semi-annually on May 1 and November 1.

     Metrocall made cash payments for interest of $58.0 million, $74.1 million and $82.0 million for the years ended December 31, 1998, 1999, and 2000, respectively.

  Lease Obligations

     Metrocall is party to one capital lease agreement for office space. The future minimum rental commitment under this lease is as follows (in thousands):
$923 in 2001, $951 in 2002, $980 in 2003, $752 in 2004 and $0 in 2005. At
December 31, 2000, the aggregate future minimum capital lease payment under this lease was $3,606 including interest of $604.

     Metrocall has various operating lease arrangements (as lessee) for office space and communications equipment sites. Rental expenses related to operating leases were approximately (in thousands) $37,362, $48,311 and $47,547 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Minimum rental payments as of December 31, 2000, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands): $10,976 in 2001, $7,902 in 2002, $4,618 in 2003, $3,195 in 2004, $1,884 in 2005 and $1,349 thereafter.

     Rent expense for lease agreements with related parties for office space, tower sites and transmission systems, excluding consolidated entities, was approximately (in thousands) $1,033, $997 and $980 for the years ended December 31, 1998, 1999 and 2000, respectively. Metrocall leases office and warehouse space from a company owned by a director. The annual rental commitment under these leases, is approximately $525,000. Metrocall believes the terms of these leases are at least as favorable as those that could be obtained from a non-affiliated party.

7.  COMMON AND PREFERRED STOCK

     At December 31, 2000, Metrocall's authorized capital stock consisted of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 810,000 shares were designated Series A Convertible Preferred Stock (the "Series A Preferred"), and 100,000 shares were designated Series E Junior Participating Preferred Stock ("Series E Preferred"), all with a par value $0.01 per share.

                        METROCALL, INC. AND SUBSIDIARIES

  Common Stock

     Due to FCC limitations on the foreign ownership of FCC licenses, no more than 20 percent of Metrocall's common stock may, in the aggregate, be owned directly, or voted by a foreign government, a foreign corporation, or resident of a foreign country. Metrocall's amended and restated certificate of incorporation permits the redemption of the common stock from stockholders, where necessary, to protect its regulatory licenses. Such stock may be redeemed at fair market value or, if the stock was purchased within one year of such redemption, at the lower of fair market value or such holder's purchase price.

  Issuances of Common Stock to Three Equity Investors

     On March 17, 2000, Metrocall issued 23,411,633 shares of its common stock for $2.19 per share to three investors including: PSINet Inc. (PSINet), Aether Systems, Inc. (Aether) and an affiliate of Hicks, Muse, Tate & Furst Incorporated (HMT&F). Total proceeds raised from the issuances were $51.3 million. Such proceeds were used for general corporate purposes. Pursuant to the common stock purchase agreements with each of these investors, each investor has the right to nominate a representative to Metrocall's Board of Directors. Metrocall has agreed to register for resale the shares of common stock held by these investors, subject in each case to certain conditions and limitations. Because the common stock investments were transactions not involving a public offering, each investment was exempt from registration pursuant to Section 4(2) of the Securities Act.

     Each of the three equity investors also agreed to certain limitations until March 17, 2002. These limitations include the following: each investor will not, directly or indirectly, (i) increase its beneficial ownership of any securities or rights or options to acquire beneficial ownership of any securities of Metrocall, except by way of stock dividends, stock splits or distributions made by Metrocall to holders of common stock (Aether may acquire up to 15% of the issued and outstanding common stock, and HMT&F may acquire up to 15% of the issued and outstanding common stock, which 15% ownership limit does not include the shares issuable under or purchased pursuant to the Option Agreement); (ii) make any public announcement with respect to or submit to Metrocall any proposal for the acquisition of securities of Metrocall or for any merger, consolidation, or business combination involving Metrocall or its affiliates or for any purchase of a substantial portion of the assets of Metrocall or its affiliates;
(iii) make, or in any way participate in, any "solicitation" of "proxies" to vote any voting securities of Metrocall or become a participant in any "election contest" (as those terms are defined in Regulation 14A under the Securities Exchange Act of 1934, as amended (the Exchange Act)); (iv) form, join, or in any way participate in a "group" (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any voting securities of Metrocall; or (v) seek to influence or influence the management or policies of Metrocall, with the exception of the investor's designee on the Board of Directors may act to take action in his capacity as a director of Metrocall.

     Metrocall also granted HMT&F two options to purchase additional shares of Metrocall common stock. Metrocall granted an option to purchase 8,333,333 shares of common stock (Option I), at an exercise price of $3.00 per share, subject to adjustment under certain events. Option I expired on March 17, 2001. Metrocall also granted HMT&F (i) an option to purchase 12,500,000 shares of common stock at an exercise price of $4.00 per share plus, (ii) if HMT&F has not exercised Option I, 8,333,333 shares of common stock at an exercise price per share of $3.00, in each case subject to adjustment under certain events (collectively, Option II). Option II may be exercised in whole or in part but only in connection with the issuance of new equity for cash to finance a business combination or acquisition (by means of merger, consolidation, exchange, or acquisition of assets, or otherwise) involving Metrocall or any of its subsidiaries and an aggregate transactional consideration to the other entity or its equity and debt holders or to Metrocall and its equity and debt holders having a fair value (as determined in good faith by Metrocall's Board of Directors) of at least $50,000,000 (a Qualified Transaction). Option II will expire on March 17, 2002, except that it can be extended if there are pending active discussions with respect to a potential Qualified Transaction or material changes in the terms of a Qualified Transaction. The Option II transaction is subject to the expiration of the applicable HSR Act waiting period, the receipt of any required consent of the FCC, and other customary closing conditions.

                        METROCALL, INC. AND SUBSIDIARIES

  Series A Preferred

     At December 31, 2000, there were 247,149 shares of the Series A Preferred outstanding, including 32,977 shares of Series A Preferred shares issued during 2000 as dividends. Accrued but unpaid dividends were approximately $1.1 million. Each share of the Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of Metrocall's common stock equal to the stated value. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of the Series A Preferred, at Metrocall's option. Upon the occurrence of a triggering event, as defined in the certificate of designation for the Series A Preferred, and so long as the triggering event continues, the dividend rate increases to 16% per year. Triggering events include, among other events, (i) Metrocall issues or incurs indebtedness or equity securities senior with respect to payment of dividends or distributions on liquidation or redemption to the Series A Preferred in violation of limitations set forth in the certificate of designation, and (ii) acceleration of the payment of indebtedness in an amount of $5,000,000 or more.

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

  Series C Preferred

     On March 17, 2000, Metrocall issued 13,250,000 shares of its common stock to AT&T Wireless Services, Inc., the sole holder of Metrocall's Series C Preferred in exchange for all the issued and outstanding shares of the Series C Preferred pursuant to a securities exchange agreement dated February 2, 2000. Metrocall recorded the exchange transaction by reducing the carrying value of the Series C Preferred, at the time of the transaction of $105.4 million, with an increase to common stock and additional paid-in capital on the balance sheet of $111.5 million and an inducement expense, as explained below, of $6.3 million. This adjustment represented the issuance of the shares of Metrocall common stock at its fair market value of $26.8 million based on the market price per share of Metrocall's common stock on February 2, 2000 resulting in the elimination of $78.6 million of excess carrying value of the Series C Preferred, over the fair market value of the common stock issued.

                        METROCALL, INC. AND SUBSIDIARIES

     Metrocall recognized an "inducement" expense for purposes of determining the net loss applicable to common stockholders. The inducement expense represented the excess of (1) the fair value of the 13,250,000 shares of common stock issued to the holder of the Series C Preferred over (2) the fair value of the common stock that would have been issued pursuant to the original conversion terms of the Series C Preferred. Although the Series C Preferred was not convertible into common stock at the time the exchange transaction occurred, had the original conversion terms been followed, Metrocall would have issued approximately 10,100,000 shares based on the carrying value of the Series C Preferred on the date of the exchange. The inducement expense represents the fair value of the 3,150,000 additional shares of common stock that was received by the holder in the exchange or $6.3 million.

  Warrants

     In connection with the issuance of the Series A Preferred discussed above, Metrocall issued Warrants to purchase common stock. Each warrant represented the right of the holder to purchase 18.266 shares of common stock or an aggregate of 2,915,254 shares of common stock at an exercise price per share of $7.40. The warrants expire November 15, 2001.

     As a result of the common stock issuances described above, the exercise price of the Warrants and the number of shares of common stock that may be purchased upon exercise of the Warrants was adjusted pursuant to the anti-dilution provisions of the Warrants. The number of shares of common stock that may be purchased upon the exercise of each Warrant increased from 18.266 shares to 18.531 shares of common stock or an aggregate of 2,957,529 shares and the exercise price of the Warrants was adjusted from $7.40 per share to $2.74 per share. The exercise price of the Warrants and number of shares of common stock that may be purchased upon exercise of the Warrants may be adjusted again in the future as a result of anti-dilution and other provisions of the Warrants. During 2000, 1,102,920 shares of common stock were issued upon exercise of 59,600 Warrants for proceeds of $2.678 million . Metrocall received 11,932 shares of Series A Preferred in lieu of full cash proceeds. At December 31, 2000, 100,000 warrants, convertible into 1,853,100 shares of common stock, were outstanding.

  Preferred Stock Rights Plan

     In February 2000, the Board of Directors adopted a stockholders' rights plan and declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of the common stock. Each Right, when exercisable, entitles the registered holder to purchase from Metrocall 1/1000th of a share of Series E Preferred at a price of $50 per 1/1000th share, subject to adjustment (the "Purchase Price"). For purposes of the Rights Plan, the Board of Directors has designated 100,000 shares of Series E Preferred, which amount may be increased or decreased by the Board of Directors.

     The Rights will separate from the common stock and a distribution of Right Certificates (as defined below) will occur upon the earlier of the following dates (the earlier of such dates, the "Distribution Date"): (1) twenty business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock (the "Share Acquisition Date"), or (2) twenty business days (or such later date as the Board of Directors may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person (other than the Excluded Persons as defined below) of 20% or more of the outstanding shares of common stock, in either (1) or (2) other than pursuant to a Qualified Offer (as defined below).

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 25, 2010, unless earlier redeemed or exchanged by Metrocall as provided in the Rights Agreement.

     In the event that a person (other than the Excluded Persons, as defined) becomes the beneficial owner of 20% or more of the then outstanding shares of common stock (except pursuant to an offer for all outstanding shares of common stock and on terms that at least a majority of independent directors determine to be fair to and otherwise in the best

                        METROCALL, INC. AND SUBSIDIARIES
interests of Metrocall and its stockholders (a "Qualified Offer")) (a "Flip-in Event"), each holder of a Right will, after the end of the Redemption Period (defined below), have the right to exercise the Right by purchasing, for an amount equal to the Purchase Price, shares of common stock (or, in certain circumstances, cash, property or other securities of Metrocall) having a value (determined pursuant to a formula set forth in the Rights Agreement) equal to two times such amount. Notwithstanding any of the foregoing, following the occurrence of a Flip-in Event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of a Flip-in Event until such time as the Rights are no longer redeemable by Metrocall as set forth below.

     In the event that, at any time following the Share Acquisition Date, (1) Metrocall is acquired in a merger or other consolidation transaction in which Metrocall is not the surviving corporation (other than a merger or consolidation transaction that follows a Qualified Offer), (2) Metrocall engages in a merger or consolidation transaction (other than a merger or consolidation transaction that follows a Qualified Offer) in which Metrocall is the surviving corporation and its common stock is changed into or exchanged for other securities or assets, or (3) 50% or more of Metrocall's assets or earning power is sold or transferred (other than to Metrocall or a wholly owned subsidiary of Metrocall), each holder of a Right (except Rights that previously have been voided as set forth above) shall, after the expiration of the Redemption Period (defined below), have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price of the Right.

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

     In general, the Board of Directors may cause Metrocall to redeem the Rights in whole, but not in part, at any time ending on the earlier of the close of business on (1) the 20th day following the Share Acquisition Date or (2) February 25, 2010 (the "Redemption Period") at a price of $.0001 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors). Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Metrocall, including, without limitation, the right to vote or to receive dividends.

8.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

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

                        METROCALL, INC. AND SUBSIDIARIES

  1996 Stock Option Plan

     Under the Metrocall 1996 Stock Option Plan (as amended, the "1996 Plan"), options to purchase up to an aggregate of 10.5 million shares of common stock have been reserved for grant to key employees, officers and non-employee directors ("Qualified Directors"). The 1996 Plan limits the maximum number of shares that may be granted to any person eligible under the 1996 Plan to 1 million in any calendar year. If any option granted under the 1996 Plan expires or terminates prior to exercise in full, the shares subject to that option shall be available for future grants under the 1996 Plan. Substantially all employees and Qualified Directors of Metrocall are eligible to participate in the 1996 Plan. All options granted under the 1996 Plan become fully vested and exercisable on the second anniversary of the date of grant. Each option granted under the 1996 Plan will terminate no later than ten years from the date the option was granted.

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

  Employee Stock Purchase Plan

     Under the Metrocall, Inc. 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), up to 2 million shares of common stock may be purchased by eligible employees through payroll deductions of up to 15% of their eligible compensation. Substantially all full-time employees are eligible to participate in the Stock Purchase Plan. Participants may elect to purchase shares of common stock at the lesser of 85% of the fair market value on either the first or last trading day of each deduction period. No employee may purchase in one calendar year shares of common stock having an aggregate fair market value in excess of $25,000. Employees were issued 138,413 shares, 276,967 shares and 426,726 shares of common stock in 1998, 1999, and 2000, respectively, under the Stock Purchase Plan. At December 31, 2000, 761,240 shares of common stock were due to Stock Purchase Plan participants, which were subsequently issued in January 2001.

  Accounting for Stock-Based Compensation

     Metrocall accounts for its stock option plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." In accordance with the recognition requirements set forth under this pronouncement, no compensation expense was recognized for the three years ended December 31, 2000 because Metrocall had granted options to acquire common stock at exercise prices equal to the fair value of the common stock on the dates of grant. In 1996, Metrocall had elected to adopt SFAS No. 123 "Accounting for Stock Based Compensation" for disclosure purposes only.

     For disclosure purposes, the fair value of each stock purchase and option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1998, 1999, and 2000, respectively: expected volatility of 69.7%, 79.77%, and 211.52%, risk free interest rate of 4.7%, 6.4% and 5.1%, and expected life of ten years for all option grants. The weighted-average fair value of stock options granted in 1998, 1999 and 2000 was $4.15 per share, $2.88 per share, and $0.47 per share, respectively.

     Under the above model, the total value of stock options granted in 1998, 1999 and 2000 was approximately $7.0 million, $5.0 million and $1.1 million, respectively, which would be recognized ratably on a pro forma basis over the

                        METROCALL, INC. AND SUBSIDIARIES
two year vesting period. Had compensation been determined and recorded in the statements of operations, in accordance with SFAS No. 123, Metrocall loss and loss per share information would have been increased to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1998        1999        2000
                                                       ---------   ---------   ---------
Pro forma loss attributable to common stockholders...  $(146,673)  $(190,077)  $(233,728)
Pro forma loss per share attributable to common
  stockholders.......................................      (3.57)      (4.55)      (3.04)

     The resulting pro forma compensation cost may not be representative of that to be expected in future years. Stock option transactions are summarized as follows:

                                                       NUMBER OF      EXERCISE     WEIGHTED-AVERAGE
                                                        SHARES      PRICE RANGE     EXERCISE PRICE
                                                       ---------   --------------  ----------------
Options outstanding, December 31, 1997...............  3,470,655   $1.035-$22.125       $6.84
  Options granted....................................  1,681,700       5.125-6.75        5.13
  Options exercised..................................         --               --          --
  Options canceled...................................   (144,802)      5.125-6.67        5.90
                                                       ---------   --------------       -----
Options outstanding, December 31, 1998...............  5,007,553   $1.035-$22.125       $5.84
  Options granted....................................  1,748,500      2.75-5.6250        3.38
  Options exercised..................................         --               --          --
  Options canceled...................................   (287,395)    3.2190-19.50        6.07
                                                       ---------   --------------       -----
Options outstanding, December 31, 1999...............  6,468,658   $1.035-$22.125       $5.16
  Options granted....................................  2,338,000       1.969-9.00        2.49
  Options exercised..................................   (501,808)      3.330-6.67        5.62
  Options canceled...................................   (432,695)      2.030-6.67        4.74
                                                       ---------   --------------       -----
Options outstanding, December 31, 2000...............  7,872,155   $1.035-$22.125       $4.36
                                                       =========   ==============       =====
Options exercisable, December 31, 1998...............  2,972,353   $1.035-$22.125       $6.17
Options exercisable, December 31, 1999...............  3,465,658   $1.035-$22.125       $6.06
Options exercisable, December 31, 2000...............  4,236,655   $1.035-$22.125       $5.74

     The following table summarizes information about the options outstanding at December 31, 2000:

                         OPTIONS EXERCISABLE                        OPTIONS OUTSTANDING
                    ------------------------------   -------------------------------------------------
                                                                   WEIGHTED-AVERAGE
RANGE OF EXERCISE     NUMBER      WEIGHTED-AVERAGE     NUMBER       REMAINING LIFE    WEIGHTED-AVERAGE
     PRICES         OUTSTANDING    EXERCISE PRICE    OUTSTANDING       (YEARS)         EXERCISE PRICE
- -----------------   -----------   ----------------   -----------   ----------------   ----------------
$1.035 - $2.21          94,323         $1.803         2,025,823             9.0            $ 2.02
$2.21 - $4.425          16,000           3.42         1,519,500             8.3              3.23
$4.43 - $6.63        3,337,252           5.61         3,537,752             6.0              5.65
$6.64 - $8.85          779,080           6.67           779,080             1.7              6.67
$8.86 - $22.13          10,000          16.99            10,000             4.4             16.99
                     ---------         ------         ---------        --------            ------
                     4,236,655         $ 5.74         7,872,155             6.8            $ 4.36
                     =========         ======         =========        ========            ======

  Profit Sharing Plan and Retirement Benefits

     The Metrocall, Inc. Savings and Retirement Plan (the "Plan"), a combination employee savings plan and discretionary profit-sharing plan, is open to all employees working a minimum of twenty hours per week with at least six

                        METROCALL, INC. AND SUBSIDIARIES
months of service. The Plan qualifies under section 401(k) of the Internal Revenue Code (the "IRC"). Under the Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall has agreed to match 50% of the employee's contribution, up to 4% of each participant's gross salary. Contributions made by Metrocall vest 20% per year beginning on the second anniversary of the participant's employment. Other than Metrocall's matching obligations, discussed above, profit sharing contributions are discretionary. Metrocall's matching contributions under the Plan recorded were $1,033,000, $1,426,000 and $1,499,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

9. CONTINGENCIES

     Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of Metrocall.

     In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS challenged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.2 million at current exchange rates). Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall has sought permission to appeal this order to the High Court of Australia, and hearings in this matter are scheduled on June 22, 2001, Metrocall believes the claim is without merit.

10.  INCOME TAXES

     As of December 31, 2000, Metrocall had net operating loss and investment tax credit carryforwards of approximately $359 million and $94,000, respectively, which expire in the years 2000 through 2020. The benefits of these carryforwards may be limited in the future as a result of historical changes in the ownership of Metrocall. Net operating loss carryforwards may be used to offset up to 90 percent of Metrocall's alternative minimum taxable income. The provision for alternative minimum tax will be allowed as a credit carryover against regular tax in the future in the event regular tax exceeds alternative minimum tax expense. To the extent that acquired net operating losses are utilized in future periods, the benefit will first be recognized to reduce acquired intangible assets before reducing the provision for income taxes.

     As of December 31, 2000, the tax effect of the net operating loss and investment tax credit carryforwards, together with net temporary differences, represents a net deferred tax asset for which management has provided a 100% valuation allowance due to the uncertainty of future taxable income. These carryforwards will provide a benefit for financial reporting purposes if they are utilized to offset taxable income in the future.

                        METROCALL, INC. AND SUBSIDIARIES

     The components of net deferred tax assets (liabilities) were as follows as of December 31, 1999 and 2000. (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   2,729   $   4,512
  Management reorganization.................................        732         616
  Contributions.............................................        241         275
  New pagers on hand........................................        735       2,277
  Intangibles...............................................     14,126       6,850
  Other.....................................................      6,388       6,883
  Investment tax credit carryforward........................      1,204          94
  Net operating loss carryforwards..........................    100,565     143,197
                                                              ---------   ---------
          Total deferred tax assets.........................    126,720     164,704
                                                              =========   =========
Deferred tax liabilities:
  Basis differences attributable to purchase Accounting.....   (119,196)    (78,508)
  Depreciation and amortization expense.....................    (10,097)    (23,563)
  Other.....................................................    (14,900)       (179)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (144,193)   (102,250)
Net deferred asset (liability)..............................    (17,473)     62,454
Less: Valuation allowance...................................     (1,205)    (62,454)
                                                              ---------   ---------
                                                              $ (18,678)  $      --
                                                              =========   =========

     During 2000, the Company's net operating losses and reversal of existing deferred tax liabilities caused an increase in total deferred tax assets, which now exceed the total deferred tax liabilities. The valuation allowance was increased to fully reserve the net deferred tax asset (total deferred tax assets less total deferred tax liabilities) due to uncertainty as to realization of the net deferred tax assets. The income tax benefit for the years ended December 31, 1998, 1999 and 2000, is primarily the result of the amortization of the basis differences attributable to purchase accounting related mergers and acquisitions occurring in 1998 and prior years and is composed of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                              1998      1999      2000
                                                             -------   -------   -------
Income tax (provision) benefit
  Current --
     Federal...............................................  $    --   $    --   $    --
     State.................................................     (310)       --      (180)
  Deferred --
     Federal...............................................   41,755    55,174    18,517
     State.................................................    5,649     7,881     2,438
                                                             -------   -------   -------
                                                             $47,094   $63,055   $20,775
                                                             =======   =======   =======

                        METROCALL, INC. AND SUBSIDIARIES

     The benefit for income taxes for the years ended December 31, 1998, 1999 and 2000, results in effective rates that differ from the Federal statutory rate as follows:

                                                              YEAR ENDED DECEMBER
                                                                      31,
                                                              -------------------
                                                              1998   1999   2000
                                                              ----   ----   -----
Statutory Federal income tax rate...........................  35.0%  35.0%   35.0%
Effect of graduated rates...................................  (1.0)  (1.0)   (1.0)
State income taxes, net of Federal tax benefit..............   4.6    4.6     4.0
Increase in valuation allowance.............................    --     --   (23.7)
Other.......................................................  (5.8)  (7.0)    0.4
Permanent differences.......................................  (6.1)  (4.8)   (6.7)
                                                              ----   ----   -----
                                                              26.7%  26.8%    8.0%
                                                              ====   ====   =====

     Metrocall made cash payments for income taxes of $690,000, $216,000 and $80,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

11.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following table of quarterly financial data has been prepared from the financial records of Metrocall, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                                 MARCH 31               JUNE 30            SEPTEMBER 30           DECEMBER 31
                                            -------------------   -------------------   -------------------   -------------------
                                              1999       2000       1999       2000       1999       2000       1999       2000
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..................................  $155,030   $140,052   $155,630   $140,667   $151,753   $139,517   $147,774   $141,747
Loss from operations......................   (36,879)   (33,495)   (39,776)   (53,819)   (37,968)   (64,056)   (36,208)   (20,216)
Loss before extraordinary item............   (42,013)   (33,400)   (44,711)   (59,768)   (43,828)   (68,672)   (41,932)   (75,590)
Loss attributable to common
  stockholders............................   (43,808)   (48,186)   (48,759)   (46,280)   (47,979)   (67,137)   (46,192)   (69,075)
Loss per share attributable to common
  stockholders before extraordinary
  item....................................     (1.05)     (0.99)     (1.17)     (0.74)     (1.15)     (0.81)     (1.10)     (0.82)
Loss per share attributable to common
  stockholders............................     (1.05)     (0.99)     (1.17)     (0.56)     (1.15)     (0.77)     (1.10)     (0.78)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

     The Company has increased (decreased) its previously reported loss from operations, loss before extraordinary item and loss attributable to common stockholders for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 by $(8.6) million, $3.7 million and $7 million, respectively, and increased (decreased) loss per share attributable to common stock shareholders before and after extraordinary item by $(0.18), $0.05, and $0.08, respectively, as a result of adjustments to the Company's tax benefit and amortization expense that resulted from a review of the Company's required valuation allowance on net operating loss carryforwards recorded in connection with previous business combinations.

                                  SCHEDULE II

                        METROCALL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                         ADDITIONS
                                                                  ------------------------
                                                     BALANCE AT   CHARGED TO                                 BALANCE
                                                     BEGINNING    COSTS AND                                  AT END
                    DESCRIPTION                       OF YEAR      EXPENSES    ACQUIRED(1)   DEDUCTIONS(2)   OF YEAR
                    -----------                      ----------   ----------   -----------   -------------   -------
Year ended December 31, 1998
  Allowance for doubtful accounts..................    $6,843      $13,418       $1,377         $15,442      $6,196
                                                       ======      =======       ======         =======      ======
Year ended December 31, 1999
  Allowance for doubtful accounts..................    $6,196      $15,306           --         $14,399      $7,103
                                                       ======      =======       ======         =======      ======
Year ended December 31, 2000
  Allowance for doubtful accounts..................    $7,103      $17,441          897         $19,947      $5,494
                                                       ======      =======       ======         =======      ======

- ---------------
(1) Allowance for doubtful accounts acquired in 1998 for AT&T Wireless Messaging Division and in 2000 for NationPage.

(2) Deductions represent write-offs of accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
- -------                                            -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, Inc. (Metrocall), as amended.+
 3.2      Ninth Amended and Restated Bylaws of Metrocall.+
 4.1      Rights Agreement, dated as of February 25, 2000, between Metrocall and First Chicago Trust Company of
          New York, as Rights Agent.(a)
 4.2      Indenture for Metrocall 11% Senior Subordinated Notes due 2008, dated as of December 22, 1998.(b)
 4.3      Indenture for 9 3/4 Senior Subordinated Notes due 2007 dated October 21, 1997.(c)
 4.4      Indenture for Metrocall 10 3/8% Senior Subordinated Notes due 2007 dated September 27, 1995.(d)
 4.5      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior Subordinated Notes due 2005 ("ProNet Notes") dated
          June 15, 1995.(e)
 4.6      Supplemental Indenture dated May 28, 1996 for ProNet Notes.(f)
 4.7      Second Supplemental Indenture dated December 30, 1997 for ProNet Notes.(g)
 4.8      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes") dated October
          24, 1995.(h)
 4.9      First Supplemental Indenture dated November 14, 1996 for A+ Notes.(i)
 4.10     Second Supplemental Indenture dated November 15, 1996 for A+ Notes.(i)
 4.11     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series A Convertible Preferred Stock of Metrocall.(j)
 4.12     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series E Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on February 25, 2000.(a)
 4.13     Warrant Agreement between Metrocall and the First National Bank of Boston as Warrant Agent dated as of November 15, 1996.(j)
10.1      Fifth Amended and Restated Loan Agreement by and among Metrocall, certain lenders and Toronto
          Dominion (Texas), Inc. as administrative agent, dated as of March 17, 2000 ("Loan Agreement").(k)
10.2      First Amendment to Loan Agreement, dated June 30, 2000.(l)
10.3      Second Amendment to Loan Agreement, dated December 31, 2000.(m)
10.4      Securities Exchange Agreement by and between AT&T Wireless Services, Inc. and Metrocall dated
          February 2, 2000.(n)
10.5      Common Stock Purchase Agreement by and between HMTF Bridge MCI, LLC and Metrocall dated February 2,
          2000.(n)
10.6      Common Stock Purchase Agreement by and between Aether Systems, Inc. and Metrocall dated February 2,
          2000.(n)
10.7      Common Stock Purchase Agreement by and between PSINet Inc. and Metrocall dated February 2, 2000.(n)
10.8      Stock Purchase Agreement by and among Metrocall and AT&T Wireless Services, Inc., McCaw
          Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc, dated June 26,
          1998.(o)
10.9      Units Purchase Agreement among Metrocall and the entities listed thereto dated November 15, 1996.(j)
10.10     Registration Rights Agreement between Metrocall and the entities listed thereto dated November 15,
          1996.(j)
10.11     Employment Agreement between Metrocall and William L. Collins III.(p)
10.12     Amendment to Employment Agreement between Metrocall and William L. Collins III.(q)
10.13     Second Amendment to Employment Agreement between Metrocall and William L. Collins III.(r)
10.14     Third Amendment to Employment Agreement between Metrocall and William L. Collins III.(s)

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
- -------                                            -------------------
10.15     Fourth Amendment to Employment Agreement between Metrocall and William L. Collins, III.(l)
10.16     Employment Agreement between Metrocall and Steven D. Jacoby.(p)
10.17     Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(q)
10.18     Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(r)
10.19     Third Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(s)
10.20     Fourth Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(l)
10.21     Employment Agreement between Metrocall and Vincent D. Kelly.(p)
10.22     Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(q)
10.23     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(r)
10.24     Third Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)
10.25     Fourth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(l)
10.26     Change of Control Agreement between Metrocall and William L. Collins, III.(p)
10.27     Change of Control Agreement between Metrocall and Steven D. Jacoby.(p)
10.28     Change of Control Agreement between Metrocall and Vincent D. Kelly.(p)
10.29     Noncompetition Agreement between Metrocall and Jackie R. Kimzey dated August 8, 1997.(t)
10.31     Metrocall 1996 Stock Option Plan, as amended.(u)
10.32     Metrocall Amended Employee Stock Purchase Plan.(u)
10.33     Directors' Stock Option Plan, as amended.(v)
10.34     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14,
          1994.(w)
10.35     Lease Agreement dated December 20, 1983 between Beacon Communications Associates, Ltd. and a predecessor of Metrocall.(x)
11.1      Statement re computation of per share earnings.+
21.1      Subsidiaries of Metrocall, Inc.+
23.1      Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.+

- ---------------

 +   Filed herewith.
(a)  Incorporated by reference to Metrocall's Registration
     Statement on Form 8-A filed with the Commission on February
     25, 2000.
(b)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on January 4, 1999.
(c)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on October 23, 1997.
(d)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-1, as amended (File No. 33-96042) filed with the Commission on September 27, 1995.
(e)  Incorporated by reference to ProNet's Current Report on Form
     8-K filed with the Commission on July 5, 1995.
(f)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1998 filed with
     the Commission on March 31, 1999.
(g)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended March 31, 1998 filed with
     the Commission on May 15, 1998.
(h)  Incorporated by reference to the Registration Statement on
     Form S-1 of A+ Communications, Inc., as amended (File No.
     33-95208) filed with the Commission on September 18, 1995.
(i)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1996 filed with
     the Commission on March 31, 1997.
(j)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on November 21, 1996.
(k)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended March 31, 2000 filed with
     the Commission on May 15, 2000.
(l)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 2000 filed with the
     Commission on August 14, 2000.

(m)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on February 2, 2001.
(n)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1999 filed with the Commission on March 11, 2000.
(o) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on August 31, 1998.
(p)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.
(q)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.
(r)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.
(s)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(t)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-4, as amended (File No. 333-36079) filed with the Commission on September 22, 1997.
(u) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on April 4, 2000.
(v)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K/A, as amended, for the year ended December 31, 1993 filed with the Commission on July 21, 1994.
(w)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.
(x)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-1, as amended (File No. 33-63886) filed with the Commission on July 12, 1993.