Form 10-K/A
period 2000-12-31
METROCALL INC
filed 2001-04-30
CIK 906525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File Number: 0-21924

                                METROCALL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                     54-1215634
           (State of incorporation )                   (I.R.S. Employer Identification No.)

      6677 RICHMOND HIGHWAY, ALEXANDRIA,
                   VIRGINIA                                           22306
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       Registrant's Telephone Number, including area code: (703) 660-6677


           Securities registered pursuant to Section 12(b) of the Act:


                                 Not applicable


           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------

                          Common Stock ($.01 par value)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $ 27,917,489 based on the closing sales price on March 3, 2001.

 COMMON STOCK, PAR VALUE $0.01 - 89,968,276 SHARES OUTSTANDING ON MARCH 3, 2001

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

 -------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

        The registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001, as follows: (1) Part III, Item 10, Directors and Executive Officers of the Registrant, (2) Part III, Item 11, Executive Compensation, (3)
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, (4) Part III, Item 13, Certain Relationships and Related Transactions and (5) Part IV, Item 14(c), Exhibits. The specific changes are incorporated into the text and exhibits below. No other changes were made.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names of the directors of Metrocall. The table also sets forth each such person's age as of March 3, 2001, the period during which he has served as a director, the expiration of his term, and the positions he currently holds with Metrocall.

                                                          DIRECTOR         EXPIRATION                      POSITIONS HELD
                  NAME                          AGE        SINCE            OF TERM                        WITH METROCALL
                  ----                          ---        -----            -------                        --------------
    CLASS I DIRECTORS:
    -----------------
    Jackie R. Kimzey                            48          1997              2002                             Director

    CLASS II DIRECTORS:
    -------------------
    Ronald V. Aprahamian                        54          1995              2001                             Director
    Max D. Hopper                               66          1997              2001                             Director
    Andrew S. Rosen                             32          2001              2001                             Director


    CLASS III DIRECTORS:
    --------------------                                                                             President, Chief Executive
    William L. Collins III                      50          1994              2003               Officer, and Chairman of the Board
    Edward E. Jungerman                         58          1997              2003                             Director
    Francis A. Martin, III                      57          1994              2003                             Director
    Harold S. ("Pete") Wills                    58          2000              2003                             Director

    SERIES A PREFERRED STOCK
    ------------------------
    DESIGNATED DIRECTORS:
    --------------------
    Michael Greene                              39          1997              2002                             Director
    Royce R. Yudkoff                            45          1997              2002                             Director



        We set forth below certain biographical information regarding the directors of Metrocall.

        Ronald V. Aprahamian has been a member of Metrocall's Board since May 1995. Mr. Aprahamian also serves on the Board of Directors of Sunrise Assisted Living, Inc., is Chairman of Superior Consultants, a healthcare computer services firm, and is an independent investor. Mr. Aprahamian was Chairman and Chief Executive Officer of The Compucare Company, a health care computer software services firm, from January 1988 to October 1996.

        William L. Collins III has been President and Chief Executive Officer of Metrocall since January 1996 and has served as Director and Vice Chairman of the Board since September 1994, and has served as Chairman since May 2000. From 1988 to 1994, Mr. Collins was the Chairman of the Board, Chief Executive Officer, President and a director of FirstPAGE USA, Inc. and its predecessor companies. Mr. Collins serves as Chairman of the Board of Directors of USA Telecommunications, Inc., and Inciscent Inc. From 1977 to 1988, Mr. Collins was President of C&C, Inc., a national communications marketing and management company.

        Michael Greene has been a director of Metrocall since January 1997. He is a Partner of UBS Capital Americas LLC, which is the private equity subsidiary of the Union Bank of Switzerland. Mr. Greene has worked in Union Bank's private equity and leveraged finance businesses since he joined it in 1990. Mr. Greene serves on the Board of Directors of CBP Resources Inc.

        Max D. Hopper has been a director of Metrocall since December 1997. Mr. Hopper was also a director of ProNet Inc. ("ProNet") from May 1997 until ProNet's merger with Metrocall in December 1997. Since 1995, Mr. Hopper has been a Principal and CEO of Max D. Hopper Associates, a consulting firm that specializes in creating benefits for the strategic use of advanced information technologies. Prior to 1995, Mr. Hopper spent 20 years in several positions with AMR Corporation, American Airlines' parent company. Mr. Hopper is also a director for Accrue Software, Inc., Exodus Communications, Inc., Gartner Group, Inc., Payless Cashways, Inc., United Stationers, Inc, and US Data Corporation.

        Edward E. Jungerman has been a director of Metrocall since December 1997. Mr. Jungerman was a director of ProNet from May 1992 until the merger of ProNet with Metrocall in December 1997. He has been President of Impulse Telecommunications Corporation, a strategic consulting firm, since 1986. Mr. Jungerman has over 25 years experience in the telecommunications field, including senior executive positions at Northern Telecom, Inc. and private, start-up ventures in the specialized advanced telecommunications services field.

        Jackie R. Kimzey has been a director of Metrocall since December 1997. Mr. Kimzey was a founder and director of ProNet from 1983. He was Chairman of the Board of ProNet from March 1990 and its Chief Executive Officer from May 1983 until the merger of ProNet with Metrocall in December 1997. Mr. Kimzey served as President of ProNet from May 1983 until May 1991. Since 1999, Mr. Kimzey has also been a general partner with Sevin Rosen Funds. Mr. Kimzey was also Chief Executive Officer of AirGate Wireless L.L.C.

        Francis A. Martin, III has been a director of Metrocall since November 1994. Mr. Martin is the President and Chief Executive Officer of MCP Holdings, LLC and Chairman of the Board, President and Chief Executive officer of Media Holdings, Inc. Mr. Martin previously served as President and Chief Executive Officer of Chronicle Broadcasting Company, a publicly-held television broadcasting company. Mr. Martin also serves on the Board of Directors of Inciscent, Inc.

        Andrew S. Rosen serves as a principal of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks, Muse in 1993, Mr. Rosen served as an associate with The Carlyle Group, a Washington, DC based private investment firm for three years. Mr. Rosen serves as a director of Hillsdown Holdings plc, J.D. Power Clubs, and Inciscent, Inc. He was elected to the Board in February 2001.

        Harold S. ("Pete") Wills has been a director of Metrocall since March 2000. Mr. Wills was President of PSINet Inc. from September 1998 to November 2000 and a Director and Chief Operating Officer of PSINet from April 1996 to November 2000. He was Executive Vice President of PSINet from April 1996 to September 1998. Mr. Wills served as Chief Operating Officer of Hospitality Information Networks, Inc. from July 1995 through January 1996. Mr. Wills was elected to the Board of Directors pursuant to the terms of PSINet's stock purchase agreement with Metrocall, dated February 2, 2000.

        Royce R. Yudkoff has been a director of Metrocall since April 1997. Mr. Yudkoff is the Managing Partner of ABRY Partners, Inc., a private equity investment firm which invests in the communications and media industries. Prior to co-founding ABRY in 1988, Mr. Yudkoff was a partner at Bain & Company, an international management consulting firm where he had significant responsibility for Bain's media practice. Mr. Yudkoff serves on the Board of Directors of Muzak Holdings LLC.


EXECUTIVE OFFICERS

Executive officers of Metrocall serve at the pleasure of the Board of Directors, subject to the provisions of their employment agreements. This table sets forth the names of the executive officers of Metrocall, their ages as of March 3, 2001, and their positions with Metrocall.

           NAME                             AGE                                    POSITION
           ----                             ---                                    --------
    William L. Collins III                  50         President, Chief Executive Officer and Chairman of the Board
    Vincent D. Kelly                        41         Chief Financial Officer, Treasurer, and Executive Vice President
    Steven D. Jacoby                        43         Chief Operating Officer and Executive Vice President


We set forth below certain biographical information regarding the executive officers of Metrocall.

        William L. Collins III has been President and Chief Executive Officer of Metrocall since January 1996 and Chairman of the Board of Directors since May 2000. He served as Director and Vice Chairman of the Board from September 1994 to May 2000. From 1988 to 1994, Mr. Collins was the Chairman of the Board, Chief Executive Officer, President and a director of FirstPAGE USA, Inc. and its predecessor companies. Mr. Collins serves as Chairman of the Board of Directors of USA Telecommunications, Inc. From 1977 to 1988, Mr. Collins was President of C&C, Inc., a national communications marketing and management company.

        Vincent D. Kelly has been the Chief Financial Officer and Vice President of Metrocall since January 1989. Mr. Kelly has also served as Treasurer since August 1995. He was appointed Executive Vice President in February 1997. Mr. Kelly served as Chief Operating Officer of Metrocall from February 1993 through August 31, 1994, when Metrocall acquired FirstPAGE USA, Inc. Mr. Kelly was a director of Metrocall from 1990 until November 1996. Mr. Kelly is a certified public accountant.

        Steven D. Jacoby has been Chief Operating Officer and Vice President of Metrocall since September 1994. Mr. Jacoby was appointed Executive Vice President in February 1997. Mr. Jacoby joined Metrocall from FirstPAGE USA, Inc. where he had served as Chief Operating Officer, Vice President and Secretary since 1988. Mr. Jacoby was a director of Metrocall from September 1994 until November 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on our records and other information, we believe that our directors and officers reported all transactions in Metrocall's common stock and options on a timely basis during the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of all compensation during the last three fiscal years for (1) Metrocall's Chief Executive Officer, and (2) the executive officers of Metrocall whose aggregate annual salary and bonus exceed $100,000 for the year ended December 31, 2000 (the "named executive officers").

                                                         FOR THE
                                                          YEAR                                    LONG TERM
                         NAME AND                         ENDED                                 COMPENSATION      ALL OTHER
                    PRINCIPAL POSITION                 DECEMBER 31     SALARY      BONUS(a)        OPTIONS       COMPENSATION
        -----------------------------------------    --------------  -----------  ----------- ---------------  ----------------
        William L. Collins III...................         2000          $530,000    $424,000      225,000         44,800    (b)
          President, Chief Executive Officer and          1999           500,000     425,000      150,000         51,292    (b)
          Chairman of the Board                           1998           496,159     425,000      500,000         36,442    (b)


        Vincent D. Kelly.........................         2000          $400,000    $320,000      150,000          3,643    (c)
          Chief Financial Officer,                        1999           375,000     325,000      100,000          3,200    (c)
          Treasurer, and Executive Vice President         1998           322,692     325,000      150,000          2,500    (c)


        Steven D. Jacoby.........................         2000          $400,000    $320,000      150,000          5,558    (c)
          Chief Operating Officer                         1999           375,000     325,000      100,000          3,200    (c)
          and Executive Vice President                    1998           322,692     325,000      150,000          1,512    (c)

----------
(a) Includes bonuses earned in the year indicated, whether paid in the year indicated or the following year.

(b) Payments by Metrocall for life insurance premiums pursuant to Mr. Collins' employment contract.

(c) Allocation of employer contribution under the Metrocall, Inc. Savings and Retirement Plan.

OPTION GRANTS IN 2000

     The following table sets forth information concerning grants of stock options to the named executive officers during the fiscal year ended December 31, 2000.

                                                      % OF TOTAL                                   POTENTIAL REALIZABLE
                                                       NUMBER OF                                     VALUE AT ASSUMED
                                                        SHARES                                        ANNUAL RATES OF
                                       NUMBER         UNDERLYING                                 STOCK PRICE APPRECIATION
                                      OF SHARES         OPTIONS                                       FOR OPTION TERM
                                     UNDERLYING       GRANTED TO       EXERCISE                  -------------------------
                                      OPTIONS        EMPLOYEES IN       PRICE     EXPIRATION
                  NAME               GRANTED(a)     FISCAL YEAR (%)     ($/SH)       DATE         5% ($)           10% ($)
        ------------------------    ------------  -----------------   ---------  ------------ --------------   -----------
        William L. Collins, III.       225,000           9.6%           $2.03      2/2/10        287,248          727,942
        Vincent D. Kelly........       150,000           6.4%           $2.03      2/2/10        191,498          485,295
        Steven D. Jacoby........       150,000           6.4%           $2.03      2/2/10        191,498          485,295

----------
(a) Options granted to Messrs. Collins, Kelly, and Jacoby become exercisable on February 4, 2002, two years from the date of grant.


DIRECTOR COMPENSATION

        Directors who are full-time officers of Metrocall receive no additional compensation for serving on the Board or its committees. Directors who are not full-time officers of Metrocall receive an annual fee of $15,000, plus $2,000 for each regular board meeting attended and $1,000 for each special board or committee meeting attended (other than a committee meeting that occurs on the same day as an otherwise scheduled board meeting). Directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending meetings.

        The Metrocall, Inc. 1996 Stock Option Plan, as amended, provides for formula grants of stock options to directors who have never been officers or employees of Metrocall and allows the Board to make discretionary grants to any director. Under the plan, every eligible director who begins service on the Board receives an initial option to purchase 10,000 shares of Metrocall's common stock. Each eligible director also receives an additional option to purchase 1,000 shares of Metrocall's common stock on each anniversary of the initial option, provided that the director continues to be an eligible director on each anniversary date. These options become fully exercisable six months after the date of grant. The exercise price for options granted to directors is the fair market value of Metrocall's common stock on the date the option is granted. During 2000, each non-employee director received formula options to purchase 1,000 shares of Metrocall's common stock at prices ranging from $1.969 per share to $9.00 per share. Each director who was not a full-time officer received discretionary grants to purchase 10,000 shares of Metrocall's common stock at $2.03 per share.

        Messrs. Collins and Martin, and George P. Stamas, a former member of the Board of Directors, were appointed by Metrocall as directors of Inciscent, Inc., a strategic venture between Metrocall, Aether, PSINet, Hicks, Muse and others. In that capacity, each was awarded, along with the other Inciscent directors, options to purchase 20,000 shares of Inciscent common stock at an exercise price of $2.00 per share. One-third of the options become exercisable on May 4, 2001, and an additional 2.778% become exercisable each month thereafter so long as the director remains on the Inciscent board. The options expire on May 4, 2010.

EMPLOYMENT ARRANGEMENTS

        Messrs. Collins, Jacoby and Kelly are parties to employment contracts that presently provide for terms of employment through December 31, 2004 (with automatic extensions). Under these agreements, as amended, Messrs. Collins, Jacoby and Kelly have salaries of $530,000, $400,000, and $400,000 respectively. Each of these contracts provides for certain payments if the executive's employment is terminated without cause, if the executive terminates the contract for good reason or if the executive's employment is terminated by reason of death or disability. In such event, Metrocall will pay the executive or his estate the full base salary and benefits (in connection with termination without cause or resignation for good reason) that would otherwise have been paid to the executive during the remaining term of the agreement. Terminations without cause or resignations for good reason would also require Metrocall to pay the executive, at his election, the difference between the fair market value of stock subject to options (including those otherwise unexercisable) and the price he would have had to pay to exercise the options. If the executive voluntarily terminates employment (other than for good reason), Metrocall will pay the executive one year's base salary and benefits under the contract. The reasons for resignation for good reason under each contract include the termination of the employment of either of the other two executives by the Company without cause or by the other executive for "good reason."

        Messrs. Collins, Jacoby and Kelly also are parties to separate change of control agreements which currently run through December 31, 2003 (with automatic extensions). Changes of control are defined as (1) any person's acquiring more than 50% of Metrocall voting stock that has the right to vote for the election of directors; (2) changes in Board membership such that those directors who were Board members on April 1, 2001, along with any directors subsequently added with approval of two-thirds of the Board, do not constitute at least 66 2/3% of the Board; (3) the consummation of a merger, consolidation or other business combination of Metrocall or any subsidiary with any other corporation unless the outstanding voting securities of Metrocall continue to represent at least a majority of the combined voting power of the securities of the surviving entity;
(4) the consummation of an agreement for the sale, lease or other disposition by Metrocall of all or substantially all of its assets, other than to an entity, at least a majority of the combined voting power of outstanding securities of which are owned by stockholders of Metrocall in substantially the same proportions as their ownership in Metrocall prior to the sale, lease or other disposition; or
(5) upon an entry by a court of an order confirming a plan of reorganization of Metrocall under Chapter 11 of the Bankruptcy Code. A change of control is also deemed to occur if the executive is removed at the request of a third party who has taken steps to effect a change of control or the termination was otherwise caused by a change of control. If an executive were terminated within two years following a change of control without "cause" or by the executive for "good reason" (each as defined in the agreements), the executive would be entitled to payment of two times the sum of his salary and annual target recent bonus within 30 days after termination of employment, together with a payment of the option spread (as described above), paid health coverage for up to 18 months, and certain other benefits. Payment would be grossed up, as necessary, to provide that the executive receives his payments net of any parachute excise taxes and any taxes on the excise payment (but the executive would remain responsible for any income taxes on the payment). The company has entered into retention agreements with these executives to provide them incentives to remain with the company during its restructuring process. Under the retention agreements, each executive received a bonus payment conditioned on his agreement to repay such amounts, net of taxes, if the executive leaves the company before the occurrences of certain events.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has appointed a Compensation Committee to consider compensation matters. At December 31, 2000, Messrs. Wills, Greene and Yudkoff were members of the Compensation Committee. No member of this Committee was at any time during the 2000 fiscal year or at any other time an officer or employee of Metrocall.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Under the rules of the Securities and Exchange Commission, a beneficial owner of Metrocall's common stock is a person who directly or indirectly has or shares voting power or investment power with respect to the shares of common stock. Voting power is the power to direct the vote of the shares. Investment power is the power to dispose of or direct the disposition of the shares. Beneficial ownership of the shares also includes those shares as to which voting power or investment power may be acquired within 60 days.

        The information on beneficial ownership in the table and the footnotes below is based upon Metrocall's records and the most recent Schedule 13D or 13G filed by each such person or entity. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the shares shown.

                                                                               NUMBER OF SHARES            PERCENT OF COMMON
                                                                                 BENEFICIALLY                    STOCK
                                       NAME                                          OWNED                    OUTSTANDING
                                       ----                                          -----                    -----------
William L. Collins III, President, Chief Executive Officer and
   Chairman of the Board                                                         1,074,933(a)                    1.2%
Vincent D. Kelly, Chief Financial Officer, Treasurer and Executive
   Vice President                                                                 481,588(b)                      *
Steven D. Jacoby, Chief Operating Officer and Executive Vice
   President                                                                      382,079(c)                      *
Ronald V. Aprahamian, Director                                                    106,000(d)                      *
Michael Greene, Director                                                           62,280(e)                      *
Max D. Hopper, Director                                                            60,000(f)                      *
Edward E. Jungerman, Director                                                      63,150(g)                      *
Jackie R. Kimzey, Director                                                        271,315(h)                      *
Michael J. Rosen, Director                                                       7,822,422(i)                    8.8%
Francis A. Martin, III, Director                                                  103,000(j)                      *
Harold S. Wills, Director                                                        7,832,442(k)                    8.8%
Royce R. Yudkoff, Director                                                         60,061(l)                      *
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (12 PERSONS)                     18,319,270(m)                  20.08%

AT&T Corporation                                                                  13,250,000                    14.85%
Affiliate of Hicks, Muse, Tate and Furst                                           7,822,422                     8.8%
Aether Systems, LLC.                                                               7,776,769                     8.7%
PSINet Inc.                                                                        7,822,442                     8.8%


*         Less than 1%.

(a) Includes 19,396 shares owned of record by USA Telecommunications, Inc. ("USA Tel."); 305 shares owned by William L. Collins Jr.; and 711,846 shares to be issued upon the exercise of options granted under Metrocall's stock option plans.

(b) Includes 406,588 shares issuable upon the exercise of options granted under Metrocall's stock option plans.

(c) Includes 988 shares owned of record by USA Tel and 309,477 shares issuable upon the exercise of options granted under Metrocall's stock option plans.

(d) Includes 51,000 shares of Metrocall's common stock issuable upon the exercise of options granted under Metrocall's stock option plans.

(e) Includes 14,280 shares held by UBS Capital LLC, of which Mr. Greene is a Managing Director and 48,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(f) Includes 51,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock plans.

(g) Includes 62,250 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(h) Includes 262,500 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans and 7,920 shares owned of record by certain members of Mr. Kimzey's family.

(i) Includes 7,822,422 shares held by affiliates of Hicks, Muse, Tate & Furst, as to which Mr. Rosen disclaims benefits and ownership and 10,000 shares of Metrocall common stock to be issued upon exercise of options granted under Metrocall's stock option plans.

(j) Includes 53,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(k) Includes 7,822,442 shares held by PSINet Inc., as to which Mr. Wills disclaims beneficial ownership, and 10,000 shares of Metrocall's common stock to be issued upon exercise of options granted under Metrocall's stock option plans.

(l) Includes 48,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(m) Includes an aggregate of 2,908,661 shares of Metrocall's common stock to be issued upon the exercise of options granted under Metrocall's stock option plans; and 28,609 shares through beneficial ownership.

        The following table sets forth beneficial ownership by Metrocall's directors and executive officers of shares of common stock of Inciscent, Inc., which may be deemed to be a subsidiary of Metrocall.

                                                                                   NUMBER OF
                                                                               INCISCENT SHARES           PERCENT OF COMMON
                                                                                 BENEFICIALLY                    STOCK
                                       NAME                                          OWNED                    OUTSTANDING
                                       ----                                          -----                    -----------
William L. Collins III, President, Chief Executive Officer and
Chairman of the Board                                                               622,609 (a)                    3.5%
Vincent D. Kelly, Chief Financial Officer, Treasurer and Executive
Vice President                                                                       461,538                       2.6%
Steven D. Jacoby, Chief Operating Officer and Executive Vice
President                                                                            461,538                       2.6%
Ronald V. Aprahamian, Director                                                       35,000                         *
Michael Greene, Director                                                             35,000                         *
Max D. Hopper, Director                                                              35,000                         *
Edward E. Jungerman, Director                                                        35,000                         *
Jackie R. Kimzey, Director                                                           35,000                         *
Francis A. Martin, III, Director                                                     42,223 (a)                     *
Andrew S. Rosen                                                                       7,223 (a)                     *
Royce R. Yudkoff, Director                                                           35,000                         *

All Metrocall officers and directors as a group.                                   1,805,131                      10.0%

(a) Includes options to acquire 6,667 shares of Inciscent common stock which are exercisable within 60 days. Messrs. Collins and Martin were appointed as directors by Metrocall of Inciscent, Inc. In that capacity, each was awarded, along with the other Inciscent directors, options to purchase 20,000 shares of Inciscent common stock at an exercise price of $2.00 per share. One-third of the options become exercisable on May 4, 2001, and an additional 2.778% become exercisable each month thereafter so long as the director remains on the Inciscent board. The options expire on May 4, 2010.


AGGREGATE OPTION EXERCISES IN 2000 AND OPTION YEAR-END VALUE

        No options were exercised in 2000. The following table sets forth the fiscal year-end value of all unexercised options held by the named executive officers.

    NAME                                NUMBER OF SHARES UNDERLYING UNEXERCISED OPTIONS AT      VALUE OF UNEXERCISED IN-THE-MONEY
                                            DECEMBER 31, 2000EXERCISABLE/UNEXERCISABLE            OPTIONS AT DECEMBER 31, 2000
                                                                                                    EXERCISABLE/UNEXERCISABLE
    William L. Collins III                              711,846/375,000                                         -/-
    Vincent D. Kelly                                    406,588/250,000                                         -/-
    Steven D. Jacoby                                    309,477/250,000                                         -/-



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. William L. Collins, III, President, Chief Executive Officer, Director, and Vice Chairman of the Board of Directors of Metrocall, is a general partner in three real estate partnerships that leased commercial office space to Metrocall in Alexandria, Virginia during 2000. Mr. Steven D. Jacoby, Chief Operating Officer and Executive Vice President, is a general partner in one of those three real estate partnerships. The lease payments to entities with whom Messrs. Collins and Jacoby are affiliated amounted to approximately $14,000 for the year ended December 31, 2000. Metrocall expects that the annual rent for the remaining lease in 2001 will amount to approximately $14,000.

        In July 1993, Metrocall entered into a Tax Indemnification Agreement with, among others, Mr. Vincent D. Kelly and certain former board members (the "Subchapter S stockholders"), which agreement relates to their respective income tax liabilities in connection with Metrocall's earlier status as an S Corporation. Because Metrocall became subject to corporate income taxation after Metrocall's initial public offering, the reallocation of income and deductions between the period during which Metrocall was treated as an S Corporation and the period during which Metrocall became subject to corporate income taxation may have increased the taxable income of one party while decreasing that of another party. Accordingly, the Tax Indemnification Agreement was intended to assure that taxes are borne by Metrocall on the one hand and the Subchapter S stockholders on the other hand only to the extent that such parties are required to report the related income for tax purposes. Subject to certain limitations, the Tax Indemnification Agreement generally provides that the Subchapter S stockholders will be indemnified by Metrocall with respect to federal and state income taxes (plus interest and penalties) shifted from a taxable year subsequent to the initial public offering to a taxable year in which Metrocall was an S Corporation. In addition, Metrocall will be indemnified by the Subchapter S stockholders, subject to certain limitations, with respect to federal and state income taxes (plus interest and penalties) that arise from a termination of S Corporation status prior to the date of such termination or which are shifted from taxable year in which Metrocall was an S Corporation to a taxable year subsequent to the consummation of the initial public offering. Any payment made by Metrocall to the Subchapter S stockholders pursuant to the Tax Indemnification Agreement likely will be considered by the Internal Revenue Service or the applicable state taxing authorities to be nondeductible by Metrocall for income tax purposes. As of March 1, 2000, no indemnification obligations have arisen under the Tax Indemnification Agreement with respect to any of the parties thereto.

        ProNet (and Metrocall as successor-in-interest) entered into an Incentive Compensation Agreement dated July 7, 1997 with Impulse Telecommunications Corporation regarding the development of certain messaging services. Mr. Jungerman is the President of Impulse Telecommunications Corporation. Maximum compensation under the Incentive Compensation Arrangement is $350,000. Metrocall also has a consulting service agreement with Impulse Telecommunications Corporation under which costs of services were approximately $60,000 in 2000. No costs are expected to be incurred in 2001.

        Metrocall leases certain of its office space and tower sites from real estate partnerships controlled by the estate or family of the late Mr. Harry L. Brock Jr., a member of Metrocall's Board of Directors until his death in September 2000. These partnerships are discussed below:

        Beacon Communications Associates, L.L.C., a Virginia Limited Liability Company engaged in real estate investment and leasing: Metrocall paid rent on a monthly basis in the annual amount of $238,000 for property rentals and $55,000 for antenna sites. Metrocall expects the annual rent for 2001 to be approximately $238,000 for premises and $55,000 for antenna sites. The lease expires in July 2010.

        227 Associates, a Virginia general partnership engaged in real estate investment and leasing and in which Metrocall has a 10% stake. Metrocall leases on a monthly basis, its Harrisburg, Pennsylvania office space. Metrocall paid approximately $34,300 for the year ended December 31, 2000 and expects to pay approximately $37,000 for the year in 2001.

        Franklin Associates and 314 Associates are Virginia general partnerships that license to Metrocall radio station equipment and tower use for some of Metrocall's operations in Virginia. During 2000, Metrocall paid rent on a monthly basis in the annual amounts of approximately $109,000 to 314 Associates and approximately $60,000 to Franklin Associates. During 2001, Metrocall expects that its rent to 314 Associates and Franklin Associates will be approximately $109,000 and $60,000, respectively.

        Metrocall believes that its agreements with all the above mentioned related parties are on terms no less favorable to Metrocall than could be obtained from an unaffiliated party in an arms-length transaction.

        Metrocall has agreed to provide services in an amount of $15 million to Inciscent, Inc. in return for Metrocall's ownership interest in Inciscent. Some members of Metrocall's Board of Directors have relationships with entities that have agreed to provide services or cash to Inciscent. Metrocall believes all transactions between Inciscent and Metrocall and between Inciscent and those entities of which some of Metrocall's directors and officers are directors or officers are on terms that are no less favorable than arms-length.

        During 2000, Metrocall provided services in an amount of $1.2 million to Inciscent; Metrocall expects to provide $1.6 million of services to Inciscent in 2001.

        William L. Collins III is indebted to Inciscent, Inc., in the amount of $123,077, and Vincent D. Kelly and Steven D. Jacoby are each indebted to Inciscent in the amount of $92,308. This indebtedness was incurred in February 2000 to pay for Inciscent founders shares issued to each executive in connection with the organization of Inciscent. The notes bear interest at the rate of 6.25% and are repayable February 2, 2004 or earlier, if the executive ceases to be an employee of Inciscent or Metrocall. The indebtedness is secured by a pledge of the Inciscent stock issued to the executive.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2001.

                                       METROCALL, INC.

                                       By:/s/ Vincent D. Kelly
                                          ---------------------------
                                            Vincent D. Kelly
                                            Chief Financial Officer, Treasurer,
                                            and Executive Vice President

                                  EXHIBIT INDEX

             EXHIBIT
             NUMBER                                                EXHIBIT DESCRIPTION
        ------------------  -------------------------------------------------------------------------------------------------------
                 3.1        Restated Certificate of Incorporation of Metrocall, Inc. (Metrocall), as amended.+
                 3.2        Ninth Amended and Restated Bylaws of Metrocall.(w)
                 4.1        Rights Agreement, dated as of February 25, 2000, between Metrocall and First Chicago Trust
                            Company of New York, as Rights Agent.(a)
                 4.2        Indenture for Metrocall 11% Senior Subordinated Notes due 2008, dated as of December 22, 1998.(b)
                 4.3        Indenture for 9 3/4% Senior Subordinated Notes due 2007 dated October 21, 1997.(c)
                 4.4        Indenture for Metrocall 10 3/8% Senior Subordinated Notes due 2007 dated September 27, 1995.(d)
                 4.5        Indenture for ProNet Inc. (ProNet) 11 7/8% Senior Subordinated Notes due 2005 ("ProNet Notes")
                            dated June 15, 1995.(e)
                 4.6        Supplemental Indenture dated May 28, 1996 for ProNet Notes.(f)
                 4.7        Second Supplemental Indenture dated December 30, 1997 for ProNet Notes.(g)
                 4.8        Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes") dated
                            October 24, 1995.(h)
                 4.9        First Supplemental Indenture dated November 14, 1996 for A+ Notes.(i)
                4.10        Second Supplemental Indenture dated November 15, 1996 for A+ Notes.(i)
                4.11        Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
                            Other Rights of Series A Convertible Preferred Stock of Metrocall.(j)
                4.12        Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
                            Other Rights of Series E Junior Participating Preferred Stock as filed with the Secretary of
                            State of the State of Delaware on February 25, 2000. (a)
                4.13        Warrant Agreement between Metrocall and the First National Bank of Boston as Warrant Agent dated as of November 15, 1996.(j)
                10.1        Fifth Amended and Restated Loan Agreement by and among Metrocall, certain lenders and Toronto
                            Dominion (Texas), Inc. as administrative agent, dated as of March 17, 2000 ("Loan Agreement").(k)
                10.2        First Amendment to Loan Agreement, dated June 30, 2000.(l)
                10.3        Second Amendment to Loan Agreement, dated December 31, 2000.(m)
                10.4        Securities Exchange Agreement by and between AT&T Wireless Services, Inc. and Metrocall dated
                            February 2, 2000.(n)
                10.5        Common Stock Purchase Agreement by and between HMTF Bridge MC I, LLC and Metrocall dated
                            February 2, 2000.(n)
                10.6        Common Stock Purchase Agreement by and between Aether Systems, Inc. and Metrocall dated
                            February 2, 2000.(n)
                10.7        Common Stock Purchase Agreement by and between PSINet Inc. and Metrocall dated February 2,
                            2000.(n)
                10.8        Stock Purchase Agreement by and among Metrocall and AT&T Wireless Services, Inc., McCaw
                            Communications Companies, Inc. and AT&T Two Way Messaging Communications, Inc. dated June
                            26, 1998.(o)
                10.9        Unit Purchase Agreement among Metrocall and the entities listed thereto dated November 15,
                            1996.(j)
                10.10       Registration Rights Agreement between Metrocall and the entities listed thereto dated November 15,
                            1996.(j)
                10.11       Employment Agreement between Metrocall and William L. Collins III.(p)
                10.12       Amendment to Employment Agreement between Metrocall and William L. Collins III.(q)
                10.13       Second Amendment to Employment Agreement between Metrocall and William L. Collins III.(r)
                10.14       Third Amendment to Employment Agreement between Metrocall and William L. Collins III.(s)
                10.15       Fourth Amendment to Employment Agreement between Metrocall and William L. Collins III.(l)
                10.16       Fifth Amendment to Employment Agreement between Metrocall and William L. Collins III.+
                10.17       Employment Agreement between Metrocall and Steven D. Jacoby.(p)
                10.18       Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(q)
                10.19       Second Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(r)
                10.20       Third Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(s)
                10.21       Fourth Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.(l)
                10.22       Fifth Amendment to Employment Agreement between Metrocall and Steven D. Jacoby.+
                10.23       Employment Agreement between Metrocall and Vincent D. Kelly.(p)
                10.24       Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(q)
                10.25       Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(r)
                10.26       Third Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)


                10.27       Fourth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(l)
                10.28       Fifth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.+
                10.29       Retention Agreement between Metrocall and William L. Collins III.+
                10.30       Retention Agreement between Metrocall and Steven D. Jacoby.+
                10.31       Retention Agreement between Metrocall and Vincent D. Kelly.+
                10.32       Change of Control Agreement between Metrocall and William L. Collins III.(p)
                10.33       First Amendment to Change of Control Agreement between Metrocall and William L. Collins III.+
                10.34       Change of Control Agreement between Metrocall and Steven D. Jacoby.(p)
                10.35       First Amendment to Change of Control Agreement between Metrocall and Steven D. Jacoby.+
                10.36       Change of Control Agreement between Metrocall and Vincent D. Kelly.(p)
                10.37       First Amendment to Change of Control Agreement between Metrocall and Vincent D. Kelly.+
                10.38       Noncompetition Agreement between Metrocall and Jackie R. Kimzey dated August 8, 1997.(t)
                10.39       Metrocall 1996 Stock Option Plan, as amended.(u)
                10.40       Metrocall Amended Employee Stock Purchase Plan.(u)
                10.41       Directors' Stock Option Plan, as amended.(v)
                10.42       Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated
                            April 14, 1994.(w)
                10.43       Lease Agreement dated December 20, 1983 between Beacon Communications Associates, Ltd. and a predecessor of Metrocall.(x)
                11.1        Statement re computation of per share earnings.(w)
                21.1        Subsidiaries of Metrocall, Inc.(w)
                23.1        Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.(w)
                27.1        Financial Data Schedule.(w)

----------
+                 Filed herewith.

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

(w) Incorporated by reference to Metrocall's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.