Form 10-Q
period 2001-03-31
METROCALL INC
filed 2001-05-15
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                CLASS                          OUTSTANDING  AT MAY 4, 2001
                -----                          ---------------------------
      Common Stock, $.01 par value                     89,975,772

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                                    PAGE
PART I             FINANCIAL INFORMATION                                                                           NUMBER
ITEM 1             INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Balance Sheets, December 31, 2000 and March 31, 2001..............................................3
                   Statements of Operations for the three months ended March 31, 2000 and 2001.......................4
                   Statement of Stockholders' Equity for the three months ended March 31, 2001.......................5
                   Statements of Cash Flows for the three months ended March 31, 2000 and 2001.......................6
                   Notes to Interim Condensed Consolidated Financial Statements......................................7
ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS...................................................................................10
ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................19

PART II.           OTHER INFORMATION
ITEM 1.            LEGAL PROCEEDINGS.................................................................................19
ITEM 2.            CHANGES IN SECURITIES.............................................................................19
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES...................................................................19
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................19
ITEM 5.            OTHER INFORMATION.................................................................................19
ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K..................................................................19


SIGNATURES                                                                                                           19

                          PART I. FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                                DECEMBER 31,           MARCH 31,
                                                                                                   2000                  2001
                                                                                           -------------------------------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................................................   $       26,597          $     21,488
  Accounts receivable, less allowance for doubtful accounts of $5,494 and $6,765 as of
  December 31, 2000 and March 31,2001, respectively ....................................           51,122                48,566
   Prepaid expenses and other current assets ...........................................            7,498                 5,913
                                                                                           -------------------------------------
               Total current assets ....................................................           85,217                75,967
                                                                                           -------------------------------------
PROPERTY AND EQUIPMENT:
   Land, buildings and leasehold improvements ..........................................           16,451                16,538
   Furniture, office equipment and vehicles ............................................           88,901                91,183
   Paging and plant equipment ..........................................................          374,205               384,217
   Less - Accumulated depreciation and amortization ....................................        (216,565)             (234,481)
                                                                                           -------------------------------------
                                                                                                  262,992               257,457
                                                                                           -------------------------------------
INTANGIBLE ASSETS, net of accumulated amortization of $611,803 and $640,190 as of
December 31, 2000 and March 31, 2001, respectively .....................................          391,689               364,281
OTHER ASSETS ...........................................................................           17,247                15,127
                                                                                           -------------------------------------
TOTAL ASSETS ...........................................................................   $      757,145          $    712,832
                                                                                           =====================================
               LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt ................................................   $      759,286          $    759,350
   Accounts payable ....................................................................           25,370                32,669
   Accrued expenses and other current liabilities ......................................           43,544                48,045
   Deferred revenues and subscriber deposits ...........................................           21,549                23,020
                                                                                           -------------------------------------
              Total current liabilities ................................................          849,749               863,084
                                                                                           -------------------------------------
CAPITAL LEASE and other LONG TERM DEBT, less current maturities ........................            2,641                 2,440
LONG-TERM DEFERRED REVENUE AND OTHER ...................................................           10,722                10,216
                                                                                           -------------------------------------
Total liabilities ......................................................................          863,112               875,740
                                                                                           -------------------------------------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par value $01 per share;
810,000 shares authorized; 247,149 shares issued and outstanding as of December 31, 2000 and March 31, 2001respectively, and a liquidation preference of $66,280 and $68,560 at December 31, 2000 and March 31, 2001,
respectively ...........................................................................           60,385                62,861
                                                                                           -------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, par value $01 per share; authorized 200,000,000 shares; 89,214,532 and 89,975,772 shares issued and outstanding as of December 31, 2000 and March
31, 2001, respectively .................................................................              892                   900
Additional paid-in capital .............................................................          557,057               557,353
Accumulated deficit ....................................................................        (724,301)             (784,022)
                                                                                           -------------------------------------
Total stockholders' equity (deficit) ...................................................        (166,352)             (225,769)
                                                                                           -------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...................................   $      757,145          $    712,832
                                                                                           =====================================

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                      2000             2001

REVENUES:
   Service, rent and maintenance revenues ................................................       $   128,507      $   119,522
   Product sales .........................................................................            11,545           11,497
                                                                                                 ----------------------------
      Total revenues .....................................................................           140,052          131,019
   Net book value of products sold .......................................................           (7,765)          (6,366)
                                                                                                 ----------------------------
                                                                                                     132,287          124,653
                                                                                                 ----------------------------
OPERATING EXPENSES:
   Service, rent and maintenance expenses ................................................            30,408           32,104
   Selling and marketing .................................................................            24,431           26,753
   General and administrative ............................................................            41,389           41,933
   Depreciation ..........................................................................            26,010           31,587
   Amortization ..........................................................................            43,544           27,557
                                                                                                 ----------------------------
                                                                                                     165,782          159,934
                                                                                                 ----------------------------
      Loss from operations ...............................................................          (33,495)         (35,281)
INTEREST EXPENSE .........................................................................          (21,564)         (20,990)
INTEREST AND OTHER INCOME (EXPENSE) ......................................................               319            (973)
                                                                                                 ----------------------------
LOSS BEFORE INCOME TAX BENEFIT ...........................................................          (54,740)         (57,244)
INCOME TAX BENEFIT .......................................................................            15,649                -
                                                                                                 ----------------------------
      Net loss ...........................................................................          (39,091)         (57,244)
PREFERRED DIVIDENDS ......................................................................           (2,787)          (2,477)
SERIES C PREFERRED EXCHANGE INDUCEMENT ...................................................           (6,308)                -
                                                                                                 ----------------------------
      Loss attributable to common stockholders ...........................................       $  (48,186)      $  (59,721)
                                                                                                 ============================
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS .....................       $    (0.99)      $    (0.66)
                                                                                                 ============================
      Weighted-average common shares outstanding .........................................        48,452,227       89,975,772
                                                                                                 ============================

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION.)

                                             COMMON STOCK
                                        -----------------------
                                                                ADDITIONAL
                                           SHARES       PAR     PAID-IN     ACCUMULATED
                                        OUTSTANDING    VALUE     CAPITAL      DEFICIT       TOTAL
                                        -------------------------------------------------------------
BALANCE, December 31, 2000............    89,214,532     $ 892   $ 557,057  $ (724,301)  $ (166,352)
Issuance of shares in employee stock
  purchase plan.......................       761,240         8         296                       304
Preferred dividends...................                                          (2,477)      (2,477)
Net loss..............................                                         (57,244)     (57,244)
                                        -------------------------------------------------------------
BALANCE, March 31, 2001...............    89,975,772     $ 900   $ 557,353  $ (784,022)  $ (225,769)
                                        =============================================================


       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                 ------------------------
                                                                                                    2000          2001
                                                                                                 ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................................       $ (39,091)    $ (57,244)
  Adjustments to reconcile net loss to net cash provided by operating activities..........
     Depreciation and amortization .......................................................           69,554        59,144
     Equity in loss of affiliate .........................................................                -         1,767
     Amortization of debt financing costs and debt discount ..............................              776           873
     Deferred income taxes ...............................................................         (15,649)             -
  Cash provided by changes in assets and liabilities:
     Accounts receivable .................................................................            4,919         2,555
     Prepaid expenses and other current assets ...........................................          (1,522)         1,585
     Accounts payable ....................................................................          (7,627)         7,298
     Accrued expenses and other current liabilities ......................................          (5,074)         4,501
     Deferred revenues and subscriber deposits ...........................................            (844)           964
                                                                                                 ------------------------
  Net cash provided by operating activities ..............................................            5,442        21,444
                                                                                                 ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditure, net ............................................................         (21,249)      (25,552)
     Additions to intangibles ............................................................          (1,273)         (543)
     Other ...............................................................................          (1,841)         (173)
                                                                                                 ------------------------
  Net cash used in investing activities ..................................................         (24,363)      (26,268)
                                                                                                 ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under credit facility ....................................................           91,000             -
     Payments under the credit facility ..................................................         (75,000)             -
     Net proceeds from issuance of common stock ..........................................           51,426           304
     Principal payments on long-term debt ................................................            (153)         (175)
     Deferred debt financing costs .......................................................          (1,261)         (413)
                                                                                                 ------------------------
  Net cash provided by (used in) financing activities ....................................           66,012         (284)
                                                                                                 ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................           47,091       (5,109)
CASH AND CASH EQUIVALENTS, beginning of period ...........................................            2,787        26,597
                                                                                                 ------------------------
CASH AND CASH EQUIVALENTS, end of period .................................................       $   49,878    $   21,488
                                                                                                 ========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest ...............................................................       $   25,183    $   11,741
                                                                                                 ========================
Cash payments for income taxes ...........................................................       $        -    $        -
                                                                                                 ========================

       See notes to interim condensed consolidated financial statements.

                                 METROCALL, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1.  GENERAL

        The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its subsidiaries (collectively, the Company or Metrocall). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 2000 Annual Report on Form 10-K.

2.  LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

        Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, and the acquisition of other wireless communications companies. At March 31, 2001, Metrocall had approximately $761.8 million outstanding under its credit facility, senior subordinated notes, capital leases and other debt. No additional amounts were available to Metrocall under its credit facility at March 31, 2001. The Company's cash and cash equivalents balance at May 1, 2001 was approximately $5.0 million.

         Metrocall's consolidated financial statements as of March 31, 2001 and December 31, 2000, and for the three-month period and the year then ended, respectively, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001, Metrocall had an accumulated deficit of approximately $784.0 million and a deficit in working capital of $787.1 million (of which $758.6 million is attributable to the classification of Metrocall's bank and senior subordinated debt as a current liability). Metrocall has had recurring losses from operations and net losses, which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

        Metrocall's traditional one-way paging operations account for more than 90% of its revenues and operating cash flow (earnings before interest, taxes, depreciation and amortization, or "EBITDA"). Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower average monthly revenues per unit ("ARPU"). Service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million and its operating cash flow declined by approximately $27.8 million during the twelve-months ended December 31, 2000 compared to the twelve months ended December 31, 1999. During the three months ended March 31, 2001, service, rent and maintenance revenues in its traditional operations declined by approximately $8.3 million and its consolidated operating cash flow declined by approximately $6.4 million compared to the three months ended December 31, 2000. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline during the remaining months of 2001.

        During 2000, Metrocall began to provide two-way wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and these services generated approximately $9.1 million in service, rent and maintenance revenues. During the three months ended March 31, 2001, subscribers receiving advanced messaging services increased by approximately 53,000 to 165,279 and service, rent and maintenance revenues from these operations increased to $8.2 million, an increase of $3.7 million from the three months ended December 31, 2000. The increases in revenues from advanced messaging services have only partially offset the declines in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during the remainder of 2001, if its financial resources are adequate to continue its investment in wireless data devices.

        The continuing decline in traditional paging revenues, operating cash flows and the impact of recurring net losses have placed pressures on Metrocall's financial condition and liquidity position. In addition, Metrocall will not be able to access additional amounts available under its credit facility to fund any cash shortfall requirements in its operations.

        In light of these circumstances, Metrocall suspended the payments of interest due to holders of its senior subordinated notes on or after March 15, 2001. As of May 1, 2001, Metrocall had defaulted on the payment of interest on the following series of senior subordinated notes:

                                                                      AMOUNT OF ACCRUED
                                                                     AND UNPAID INTEREST
                                                 INTEREST PAYMENT     AS OF MAY 1, 2001
                                                       DATE                ('000S)
                                                 ------------------ ----------------------
11% senior subordinated notes due 2008            March 15, 2001               $   15,665
10 3/8% senior subordinated notes due 2007         April 1, 2001               $    8,156
11 7/8 senior subordinated notes due 2005           May 1, 2001                $       10


        The following series of senior subordinated notes have scheduled payments after May 1, 2001 but are also considered to be in default under the terms of their indentures:

                                                                      AMOUNT OF ACCRUED
                                                       NEXT          AND UNPAID INTEREST
                                                 INTEREST PAYMENT     AS OF MAY 1, 2001
                                                       DATE                ('000S)
                                                 ------------------ ----------------------
11 7/8 senior subordinated notes due 2005          June 15, 2001               $    3,215
9 3/4% senior subordinated notes due 2007          July 15, 2001               $    4,865

Metrocall's Board of Directors approved this action in order to provide cash to finance operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults presently permit holders of the subordinated notes in question to accelerate this indebtedness.

        Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reduced the level of their commitments from an aggregate of $200.0 million to $133.0 million and have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities at March 31, 2001 and December 31, 2000.

        At current expected levels, operating cash flow cannot support Metrocall's $626.8 million aggregate principal amount of senior subordinated notes. Nonetheless, Metrocall believes its level of operating cash flow can provide a basis for a restructuring of its balance sheet that will better enable it to generate increases in future cash flow and improvements in its financial condition and liquidity position.

        Accordingly, Metrocall decided to seek to restructure its outstanding debt, either in conjunction with a strategic transaction or on a standalone basis. It has engaged Lazard Freres and Deutsche Banc Alex. Brown to advise it with respect to evaluating its strategic and financial options, including a strategic business combination and/or potential debt restructuring. On April 2, 2001, Metrocall executed an agreement with Weblink Wireless, Inc. This agreement provided for the merger of Weblink and Metrocall in conjunction with restructuring of each party's respective outstanding indebtedness. The merger and restructuring was to be implemented by each party filing for protection under chapter 11 of the Bankruptcy Code and obtaining confirmation of plans of reorganization. On May 11, 2001, Metrocall announced that it would seek to renegotiate its transaction with Weblink and that it had terminated the pending agreement based on recent developments that affected Weblink's business. As a result, Metrocall does not intend to file for protection under Chapter 11 on or before May 15, 2001, as the Weblink agreement provided. There can be no assurance that Metrocall and Weblink will in fact attempt to renegotiate their combination, or, if they do, will able to reach agreement on the terms of a revised transaction. The terms of such a renegotiated transaction cannot be predicted at this time.

        Concurrently with execution of the merger agreement with Weblink, Metrocall and Weblink amended their alliance agreement. Under this agreement, Weblink provides access to its two-way network for transmitting Metrocall's two-way advanced messaging services. The amendment, among other things, extends the term of the agreement to April 2, 2006. It also reduces Metrocall's obligations to contribute to engineering charges related to future construction costs for the two-way network. Pursuant to this amendment, Metrocall made a $5 million prepayment for future airtime services under the contract, which will be applied to airtime services as they are used by Metrocall. Weblink has not satisfied the conditions for additional prepayments under the terms of this amendment.

        Metrocall's deteriorating financial results and lack of additional liquidity indicate that it may not be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of its subordinated notes and the bank lenders under its credit facility agreement and Metrocall's ability (i) to generate sufficient cash flows to meet its obligations, other than the cash interest payments due under its subordinated notes, on a timely basis, (ii) to obtain additional or restructured financing, including potential debtor-in-possession borrowings if it is required to file for protection under Chapter 11,(iii) to continue to obtain uninterrupted, equipment, supplies and services from its vendors and to retain employees, and (iv) to reduce capital expenditures and operating expenses. If and when Metrocall files for chapter 11 protection will also depend on the foregoing factors.

        Metrocall is also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration competition, regulation, litigation and subscriber turnover.

        The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Metrocall file for protection under Chapter 11 and/or be unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
        Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. The Company bundles the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship which the company estimates is two years. As of March 31, 2001, Metrocall has deferred revenue and related expense related to two-way pager sales of $2.9 million.

Long-Lived Assets
        Long-lived assets and identifiable intangibles including goodwill allocated thereto, to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Based on its review at March 31, 2001, Metrocall believes that no impairment in the carrying value of long-lived assets existed at March 31, 2001 however, it is possible management estimates of cash flows could change in the future resulting in an impairment loss.

4.  EMPLOYEE STOCK PURCHASE PLAN

    In January 2001, Metrocall issued 761,240 shares of its common stock under its stock purchase plan for a purchase price of approximately $0.40 per share or $303,744.

5.  CONTINGENCIES

Legal and Regulatory Matters

        Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Metrocall's financial position or results of operations.

        In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS challenged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.2 million at current exchange rates). Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall has sought permission to appeal this order to the High Court of Australia. Metrocall believes the claim is without merit.

        Spectrum Management, L.L.C. has asserted a claim against Metrocall alleging breaches of the contract under which Metrocall sold its electronic tracking business that it had previously acquired from ProNet Inc.
Spectrum asserts that the alleged breaches have caused damages to it in the amount of $6 million. Spectrum has not taken any other action with respect to this claim, and has not filed a lawsuit or demanded arbitration. Metrocall believes this claim is without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of financial condition and results of operations of Metrocall together with the financial statements and the notes thereto which appear elsewhere in this quarterly report and Metrocall's annual report on Form 10-K for the year ended December 31, 2000.

Forward-looking Statements
        This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions, which include:

    - Metrocall's deteriorating financial results, suspension of subordinated debt interest payments, and lack of access to additional liquidity could impair its ability to continue as a going concern;
    - Metrocall's ability to generate revenues from two-way messaging could be impaired if Weblink were to reject its strategic alliance agreement with Metrocall in Weblink's Chapter 11 Bankruptcy proceeding;
    -   Metrocall's history of net operating losses;
    -   the amortization of Metrocall's intangible assets;
    -   the impact of competition and technological developments;
    -   satellite transmission failures;
    -   subscriber turnover;
    -   litigation;
    -   regulatory changes and compliance;
    -   challenges of acquisitions;
    - dependence on key suppliers for paging and messaging devices and infrastructure; and
    -   dependence on key management personnel.


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

OVERVIEW

        Metrocall is a leading provider of local, regional and national paging and advanced wireless data messaging services. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 SMSAs. Since 1993, Metrocall's subscriber base has increased from less than 250,000 to nearly 6.3 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of March 31, 2001, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

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

RECENT DEVELOPMENTS

        Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, expansion into new markets, and the acquisition of other wireless communications companies. At March 31, 2001, Metrocall had approximately $761.8 million outstanding under its credit facility, senior subordinated notes, capital leases and other debt. No additional amounts were available to Metrocall under its credit facility at March 31, 2001. Metrocall's cash and cash equivalents balance at March 31, 2001 and May 1, 2001 was $21.5 million and $5.0 million respectively.

        Metrocall's consolidated financial statements as of March 31, 2000 and December 31, 2000, and for the three-month period and the year then ended, respectively, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31,2001, Metrocall had an accumulated deficit of approximately $784.0 million and a deficit in working capital of $787.1 million (of which $758.6 million is attributable to the classification of Metrocall's bank and senior subordinated debt as a current liability). Metrocall has had recurring losses from operations and net losses, which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

        Metrocall's traditional one-way paging operations account for more than 90% of its revenues and operating cash flow (earnings before interest, taxes, depreciation and amortization, or "EBITDA"). Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower average monthly revenues per unit ("ARPU"). Service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million and its operating cash flow declined by approximately $27.8 million during the twelve-months ended December 31, 2000 compared to the twelve months ended December 31, 1999. During the three months ended March 31, 2001, service, rent and maintenance revenues in its traditional operations declined by approximately $8.3 million and its consolidated operating cash flow declined by approximately $6.4 million compared to the three months ended December 31, 2000. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline during the remaining months of 2001.

        During 2000, Metrocall began to provide two-way advanced wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and in 2000, these services generated approximately $9.1 million in service, rent and maintenance revenues. In addition, during the three months ended March 31, 2001, subscribers receiving advanced messaging services increased by approximately 53,000 to 165,279 and service, rent and maintenance revenues from these operations increased to $8.2 million, an increase of $3.7 million from the three months ended December 31, 2000. The increases in revenues from advanced messaging services have only partially offset the declines in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during the remainder of 2001, if its financial resources are adequate to continue its investment in wireless data devices.

        The continuing decline in traditional paging revenues, operating cash flows and the impact of recurring net losses have placed pressures on Metrocall's financial condition and liquidity position. In addition, Metrocall will not be able to access additional amounts under its credit facility to fund any cash shortfall requirements in its operations.

        In light of these circumstances, Metrocall suspended the payments of interest due to holders of its senior subordinated notes on or after March 15, 2001. As of May 1, 2001, Metrocall had defaulted on the payment of interest on the following series of senior subordinated notes:

                                                                      AMOUNT OF ACCRUED
                                                                     AND UNPAID INTEREST
                                                 INTEREST PAYMENT     AS OF MAY 1, 2001
                                                       DATE                ('000S)
                                                 ------------------ ----------------------
11% senior subordinated notes due 2008            March 15, 2001                  $15,665
10 3/8% senior subordinated notes due 2007         April 1, 2001                   $8,156
11 7/8 senior subordinated notes due 2005           May 1, 2001                     $  10


        The following series of senior subordinated notes have scheduled payments after May 1, 2001 but are also considered to be in default under the terms of their indentures:

                                                                      AMOUNT OF ACCRUED
                                                       NEXT          AND UNPAID INTEREST
                                                 INTEREST PAYMENT     AS OF MAY 1, 2001
                                                       DATE                ('000S)
                                                 ------------------ ----------------------
9 3/4% senior subordinated notes due 2007          July 15, 2001                   $4,865
11 7/8 senior subordinated notes due 2005          June 15, 2001                   $3,215


Metrocall's Board of Directors approved this action in order to provide cash to finance operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults presently permit holders of the subordinated notes in question to accelerate this indebtedness.

        Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reduced the level of their commitments from an aggregate of $200.0 million to $133.0 million and have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities at March 31, 2001 and December 31, 2000.

         Metrocall believes that its operations can continue to generate positive operating cash flow before payment of subordinated debt interest. Even with decreasing revenues, Metrocall's operating cash flows were $128.7 million and $23.9 million for the twelve months ended December 31, 2000 and three months ended March 31, 2001, respectively. Metrocall believes further that given time and sufficient funds to acquire necessary inventory, it can increase revenues from two-way messaging and thereby offset declines in traditional one-way revenues. Metrocall expects that it will generate enough operating cash flow to service its senior secured bank debt, which totaled $133.0 million at March 31, 2001. However, at current expected levels, operating cash flow cannot support Metrocall's approximately $626.8 million aggregate principal amount of senior subordinated notes. Nonetheless, Metrocall believes its level of operating cash flow can provide a basis for a restructuring of its balance sheet that will better enable it to generate increases in future operating cash flow and improvement in its financial condition and liquidity position. There can be no assurances however that the revenues generated from Metrocall's advanced messaging operations can sufficiently offset the decreases in its revenue from traditional operations or that operating cash flow generated will continue to be generated at a level that permits Metrocall serve both its debt service related to its senior secured debt and requirements for capital expenditure. Any such restructuring is likely to result in a substantial reduction in the aggregate principal amount of Metrocall's subordinated notes, which could be substantially dilutive to existing holders of its preferred and common stock, or result in cancellation of the preferred and common stock altogether.

        Accordingly, Metrocall decided to seek to restructure its outstanding debt, either in conjunction with a strategic transaction or on a standalone basis. It has engaged Lazard Freres and Deutsche Banc Alex. Brown to advise it with respect to evaluating its strategic and financial options, including a strategic business combination and/or potential debt restructuring. On April 2, 2001, Metrocall executed an agreement with Weblink Wireless, Inc. This agreement provided for the merger of Weblink and Metrocall in conjunction with restructuring of each party's respective outstanding indebtedness. The merger and restructuring was to be implemented by each party filing for protection under chapter 11 of the Bankruptcy Code and obtaining confirmation of plans of reorganization. On May 11, 2001, Metrocall announced that it would seek to renegotiate its transaction with Weblink and that it had terminated the pending agreement based on recent developments that affected Weblink's business. As a result, Metrocall does not intend to file for protection under Chapter 11 on or before May 15, 2001, as the Weblink agreement provided. There can be no assurance that Metrocall and Weblink will in fact attempt to renegotiate their combination, or, if they do, will able to reach agreement on the terms of a revised transaction. The terms of such a renegotiated transaction cannot be predicted at this time.

        Concurrently with execution of the merger agreement with Weblink, Metrocall and Weblink amended their alliance agreement. Under this agreement, Weblink provides access to its two-way network for transmitting Metrocall's two-way advanced messaging services. The amendment, among other things, extends the term of the agreement to April 2, 2006. It also reduces Metrocall's obligations to contribute to engineering charges related to future construction costs for the two-way network. Pursuant to this amendment, Metrocall made a $5 million prepayment for future airtime services under the contract, which will be applied to airtime services as they are used by Metrocall. Weblink has not satisfied the conditions for additional prepayments under the terms of this amendment.

        Metrocall's deteriorating financial results and lack of additional liquidity indicate that it may not be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of its subordinated notes and the bank lenders under its credit facility agreement and Metrocall's ability (i) to generate sufficient cash flows to meet its obligations, other than the cash interest payments due under its subordinated notes, on a timely basis, (ii) to obtain additional or restructured financing, including potential debtor-in-possession borrowings if it is required to file for protection under Chapter 11, (iii) to continue to obtain uninterrupted supplies and services from its vendors and to retain employees, and (iv) to reduce capital expenditures and operating expenses. If and when Metrocall files for chapter 11 protection will also depend on the foregoing factors.

RESULTS OF OPERATIONS

    The definitions below will be helpful in understanding the discussion of Metrocall's results of operations.

    - Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and advanced messaging services and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular and long-distance services.

    - Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained ("COAM") paging and messaging devices less net book value of products sold.

    - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of the Metrocall's network systems and infrastructure.

    - Selling and marketing expenses: include salaries, commissions and administrative costs for Metrocall's sales force and related marketing and advertising expenses.

    - General and administrative expenses: include executive management, accounting, office telephone, management information systems and employee benefits.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH MARCH 31, 2000

REVENUES

        The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed

Consolidated Statements of Operations and certain other information for the periods ended March 31, 2000 and 2001.


                                    MARCH 31,      % OF      MARCH 31,      % OF      INCREASE OR
REVENUES                               2000      REVENUES       2001      REVENUES    (DECREASE)
                                    -------------------------------------------------------------
Service, rent and maintenance         $128,507         97.1    $119,522         95.9    $(8,985)
Product sales                           11,545          8.7      11,497          9.2        (48)
                                    -------------------------------------------------------------
Total revenues                         140,052        105.8     131,019        105.1     (9,033)
Net book value of products sold        (7,765)        (5.8)     (6,366)        (5.1)       1,399
                                    -------------------------------------------------------------
Net revenues                          $132,287        100.0    $124,653        100.0    $(7,634)
                                    =============================================================

ARPU                                     $7.18                    $6.37                   ($.81)
Number of subscribers                5,989,863                6,255,329                  265,466

        As described below, total revenues decreased approximately $9.0 million, or approximately 6.4%, from $140.0 million for the three months ended March 31, 2000 ("2000") to $131.0 million for the three months ended March 31, 2001 ("2001"). Net revenues decreased approximately $7.6 million, or 5.8%, from $132.3 million in 2000 to $124.7 million in 2001. Composite ARPU for paging and advanced messaging services decreased from $7.18 per unit in 2000 to $6.37 per unit in 2001. There was an increase in the number of subscribers of 265,466 since March 31, 2000. Metrocall's traditional paging and advanced wireless data and messaging operations represented approximately 93.9% and 6.1% of total consolidated net revenues, respectively.


TRADITIONAL PAGING OPERATIONS        MARCH 31,      % OF      MARCH 31,      % OF      INCREASE OR
REVENUES                                2000      REVENUES       2001      REVENUES    (DECREASE)
                                    --------------------------------------------------------------
Service, rent and maintenance          $127,520         97.0    $111,336         95.1   $(16,184)
Product sales                            11,476          8.8      11,230          9.6       (246)
                                    --------------------------------------------------------------
Total revenues                          138,996        105.8     122,566        104.7    (16,430)
Net book value of products sold         (7,703)        (5.8)     (5,480)        (4.7)       2,223
                                    --------------------------------------------------------------
Net revenues                           $131,293        100.0    $117,086        100.0   $(14,207)
                                    ==============================================================

ARPU                                      $7.14                    $6.07                  ($1.07)
Number of subscribers                 5,972,420                6,090,050                  117,630

        Traditional paging service, rent and maintenance revenues decreased approximately $16.1 million in 2001 to $111.3 million. The decrease in revenues was the result of the continued shift in subscriber mix that occurred since March 31, 2000, towards the indirect distribution channels, which are characterized by lower ARPUs. Since March 31, 2000, Metrocall's indirect distribution channels, consisting mainly of subscribers units held by resellers and strategic alliances, increased by approximately 266,000 units whereas Metrocall's direct distribution channels decreased by approximately 1,000 units. Metrocall expects that the service, rent and maintenance revenues of its traditional paging operations will continue to be affected by the shift in distribution mix that occurred during 2000 and 2001.

        Metrocall expects that revenues generated from its traditional paging operations will continue to decline during the remainder of 2001. Metrocall expects that such decrease will be the result of a decline in the number of subscribers receiving such services and a continued shift in the distribution mix toward lower ARPU service offerings as two-way messaging products and services or other competing technologies attract existing subscribers.

        Product sales from traditional operations decreased approximately $0.3 million from $11.5 million in 2000 to $11.2 million in 2001 and increased as a percentage of net revenues from 8.8% in 2000 to 9.6% in 2001. Net book value of products sold decreased approximately $2.2 million from $7.7 million in 2000 to $5.5 million in 2001 and decreased as a percentage of net revenues from 5.8% in 2000 to 4.7% in 2001. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in the three months ended March 31, 2001.


ADVANCED MESSAGING OPERATIONS        MARCH 31,      % OF      MARCH 31,      % OF      INCREASE OR
REVENUES                                2000      REVENUES       2001      REVENUES    (DECREASE)
                                    --------------------------------------------------------------
Service, rent and maintenance:             $987         99.3      $8,186        108.2      $7,199
Product sales                                69          6.9         267          3.5         198
                                    --------------------------------------------------------------
Total revenues                            1,056        106.2       8,453        111.7       7,397
Net book value of products sold            (62)        (6.2)       (886)       (11.7)       (824)
                                    --------------------------------------------------------------
Net revenues                               $994        100.0      $7,567        100.0      $6,573
                                    ==============================================================

ARPU                                     $37.71                   $19.66                 ($18.05)
Number of subscribers                    17,443                  165,279                  147,836

        Advanced messaging service, rent and maintenance revenues increased $7.2 million to approximately $8.2 million in 2001. The increase in service, rent and maintenance revenues was the result of the placement of 147,836 additional units since March 31, 2000, primarily two-way messaging devices. Metrocall launched its two-way messaging services in late March 2000 and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way messaging devices through this time. Metrocall expects that its advanced messaging service, rent and maintenance revenues will continue to increase during the remainder of 2001 if its financial resources are adequate to continue its investment in wireless data devices.

        Product sales from advanced messaging operations increased approximately $0.2 million to $0.3 million in 2001. Net book value of products sold increased $0.8 million to approximately $0.9 million in 2001. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected customer relationship. Accordingly, the majority of product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

        The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended March 31, 2000 and 2001.


                                    MARCH 31,      % OF      MARCH 31,      % OF      INCREASE OR
OPERATING EXPENSES                     2000      REVENUES       2001      REVENUES    (DECREASE)
                                   --------------------------------------------------------------
Service, rent and maintenance          $30,408         22.9     $32,104         25.8      $1,696
Selling and marketing                   24,431         18.5      26,753         21.5       2,322
General and administrative              41,389         31.3      41,933         33.6         544
Depreciation and amortization           69,554         52.6      59,144         47.4    (10,410)
                                   --------------------------------------------------------------
                                      $165,782        125.3    $159,934        128.3    $(5,848)
                                   ==============================================================

                                             MARCH 31,          MARCH 31,             INCREASE OR
OPERATING EXPENSES PER UNIT IN SERVICE          2000               2001                (DECREASE)
                                         --------------------------------------------------------
Monthly service, rent and maintenance                $1.70              $1.71              $0.01
Monthly selling and marketing                         1.37               1.43               0.06
Monthly general and administrative                    2.32               2.23             (0.09)
                                         --------------------------------------------------------
Average monthly operating costs
                                                     $5.39              $5.37            $(0.02)
                                         ========================================================


        Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2000 to 2001. Average monthly operating cost per unit decreased $0.02 from $5.39 per unit for 2000 to $5.37 per unit for 2001. Each operating expense is discussed separately below.

        Service, rent and maintenance expenses increased approximately $1.7 million from $30.4 million in 2000 to $32.1 million in 2001 and increased as a percentage of net revenues from 23.0% in 2000 to 25.8% in 2001. Monthly service, rent and maintenance expense per unit has increased from $1.70 per unit in 2000 to $1.71 per unit in 2001. The increase in service, rent and maintenance expenses was primarily a result of provisioning costs incurred for advanced messaging services of approximately $3.6 million and increases in other telecommunications related expenses offset by a reduction in third-party dispatching services. Metrocall expects that its service, rent and maintenance expenses will continue to increase throughout 2001 as a result of costs incurred to provide advanced wireless data and messaging to a greater number of subscribers but may be partially offset by a decrease in service, rent and maintenance expenses incurred in its traditional operations due to anticipated tower deconstructions and a fewer number of traditional subscribers.

         Selling and marketing expenses increased approximately $2.3 million from $24.4 million in 2000 to $26.7 million in 2001 and increased as a percentage of net revenues from 18.5% in 2000 to 21.5% in 2001. The overall expense increase was primarily the result of an increase in personnel costs related to an increase in the employee sales base and increases in commission payments and advertising costs related to the continued roll-out of advanced messaging services. Selling and marketing expenses increased as a percentage of revenues during 2001 as a result of the decline in revenues. Monthly selling and marketing expense per unit increased from $1.37 per unit in 2000 to $1.43 per unit in 2001 as a result of the aforementioned events. Metrocall expects that selling and marketing expenses may continue to increase as it continues to promote two-way messaging services.

        General and administrative expenses increased approximately $0.5 million from $41.4 million in 2000 to $41.9 million in 2001, and increased as a percentage of net revenues from 31.3% in 2000 to 33.6% in 2001. The increase in general and administrative expenses was primarily the result of increases in salaries of non-revenue producing employees and bad debt expense, offset by a decrease in temporary services and non-income tax expenses. General and administrative expenses have increased as a percentage of net revenues due to the decrease in revenues. Monthly general and administrative expense per unit has decreased from $2.32 per unit in 2000 to $2.23 per unit in 2001 due to the increase in the subscriber base since March 31, 2000. Metrocall expects that its general and administrative expenses related to recurring operations will decrease over the remainder of 2001 as a result of cost reduction initiatives. Such initiatives include a reduction in staffing in administrative and overhead positions primarily through attrition, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions. However, Metrocall also expects that general and administrative expenses for the remainder of 2001 will increase in total on a quarterly basis as Metrocall expects to incur significant expenses related to restructuring its outstanding debt, including expenses related to the Weblink transaction. Such expenses are expected to include financial advisory and legal fees. Metrocall is unable to estimate the total amount of expenses that may be incurred related to such restructuring efforts.

        Depreciation expenses increased approximately $5.6 million from $26.0 million in 1999 to $31.6 million in 2001. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and property, plant and equipment and computer hardware and software that had been acquired since March 31, 2000 and as a result of a change in the useful life of subscriber equipment from three years to two years in the third quarter of 2000.

        Amortization expenses decreased $16.0 million from $43.5 million in 2000 to $27.6 million in 2001. The decrease in amortization expenses was primarily due to a decrease in the amount of amortization incurred on subscriber lists of approximately $16.0 million, which was the result of the subscriber lists related to the ProNet Inc. acquisition being fully amortized.

OTHER EXPENSES

                                              MARCH 31,           MARCH 31,          INCREASE OR
OTHER                                           2000                2001             (DECREASE)
                                         --------------------------------------------------------
Interest and other income, net                     $319              $(973)             $(1,292)
Interest expense                               (21,564)            (20,990)                (574)
Income tax benefit                               15,649                   -             (15,649)
Net loss                                       (39,091)            (57,244)               18,153
Preferred dividends                             (2,787)             (2,477)                (310)
Inducement expense on Series C
   Preferred exchange                           (6,308)                   -              (6,308)

                                         --------------------------------------------------------
EBITDA                                          $36,059             $23,863            $(12,196)
                                         ========================================================

        Interest expense decreased approximately $0.6 million, from $21.6 million in 2000 to $21.0 million in 2001 due to lower average debt balances outstanding during 2001. Total debt decreased $31.7 million from $793.5 million at March 31, 2000 to $761.8 million at March 31, 2001. Average debt balances were approximately $28.1 million lower in 2001 than 2000, primarily as a result of the exchange of $73.4 million aggregate principal amount of senior subordinated notes into common stock during the last nine months of 2000 partially offset by an increase in the weighted balances outstanding under the credit facility of approximately $45.3 million. Metrocall did not experience a significant fluctuation in the weighted average interest rate incurred on debt balances in 2000 and 2001. Metrocall expects that interest rates on borrowings outstanding on Metrocall's credit facility will increase as a result of the default on such debt. Interest expenses incurred on its credit facility are based on a variable interest rate. For each quarter percent increase in the average interest rate on its credit facility, Metrocall expects its interest expense on the credit facility to increase by $0.3 million based on the $133.0 million outstanding balance on a annual basis. As discussed under "Recent Developments," Metrocall suspended the payment of interest to holders of its senior subordinated notes, however, Metrocall will continue to record interest expense on such senior subordinated notes unless it files for protection under Chapter 11.

        Income tax benefit decreased approximately $15.6 million from $15.6 million in 2000 to $0.0 million in 2001. The decrease in the income tax benefit in 2001 was the result of providing a valuation allowance against the net deferred tax asset arising primarily from Metrocall's net loss position in 2001. For the three months ended March 31, 2000, Metrocall did not provide a valuation allowance against its income tax benefit of $15.6 million as its deferred tax liabilities at that time exceeded deferred tax assets recorded.

        Metrocall's net loss increased approximately $18.1 million from $39.1 million in 2000 to $57.2 million in 2001 as a result of the above events. Metrocall expects net losses to continue for the remainder of 2001 and into future periods.

        Preferred dividends decreased approximately $0.3 million in 2001 from $2.8 million in 2000 to $2.5 million in 2001. The decrease was attributable to the cessation of dividends on the Series C Preferred in February 2000 after Metrocall and the holder of the Series C Preferred reached an agreement to exchange the Series C Preferred into Metrocall common stock.

        In February 2000, Metrocall and the holder of all the issued and outstanding shares of Metrocall's Series C Preferred reached an agreement in which the holder of the Series C Preferred agreed to exchange such shares for
13.25 million shares of Metrocall common stock. The number of shares of common stock issued by Metrocall in the transaction was approximately 3.1 million shares in excess of what Metrocall would have issued had the holder elected to convert the Series C Preferred based on its original conversion provisions. However, under the original conversion terms the holder of the Series C Preferred would have not had the ability to convert their holdings until October 2003. The $6.3 million inducement expense represented the fair market value of the 3.1 million additional shares of common stock that were issued by Metrocall.

        EBITDA means earnings before interest, taxes, depreciation and amortization. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered as an alternative to net income (loss) from operations, cash flows from operating activities, or any other measure of financial performance under GAAP. EBITDA as defined by Metrocall is used in its credit facility and senior subordinated note indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA decreased $12.2 million from $36.1 million in 2000 to $23.9 million in 2001. The decrease in EBITDA was due to the decrease in net revenue of $7.6 million and the increases in service, rent and maintenance; selling and marketing; and general and administrative expenses of $4.6 million. EBITDA margin decreased from 27.3% in 2000 to 19.1% in 2001. EBITDA may continue to decrease until such time as Metrocall can offset the decrease in its traditional paging revenues with meaningful revenue contribution from its advanced messaging products and services.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        For the three months ended March 31, 2001, net cash provided by operating activities increased by approximately $16.0 million from $5.4 million for the three months ended March 31, 2000 to $21.4 million for the three months ended March 31, 2001. The increase in cash provided by operating activities was primarily the result of an increase in current liabilities, particularly accounts payable, which increased by $15.0 million from the three months ended March 31, 2000.

        Net cash used in investing activities increased approximately $1.9 million from $24.4 million for the three months ended March 31, 2000 to $26.3 million for the three months ended March 31, 2001. The net cash used for investing activities was primarily the result of an increase in purchases of subscriber equipment. Capital expenditures were approximately $21.5 million and $26.0 million for the quarters ended March 31, 2000 and 2001, respectively. Capital expenditures for the three months ended March 31, 2001 included approximately $22.6 million for subscriber equipment, representing increases in wireless devices on hand and net increases and maintenance to the rental subscriber base. The balance of capital expenditures included $2.1 million for information systems and computer related equipment, $1.1 million for network construction and development and $0.3 million for general purchases including leasehold improvements and office equipment.

        Total capital expenditures for the year ending December 31, 2001 are estimated to be approximately $85.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. Metrocall expects that its capital expenditures for the year ending December 31, 2001, will be financed through operating cash flow. Projected capital expenditures are subject to change based on internal growth, general business and economic conditions and competitive pressures. Future cash requirements include investment in subscriber equipment and network infrastructure. Metrocall believes that continued investment in paging and advanced messaging equipment and other capital items is necessary if it is to continue to grow its two-way messaging business. However, its continued ability to make these expenditures may be affected by continuing declines in generating operating cash flow.

        Net cash provided (used) by financing activities decreased approximately $66.3 million from $66.0 million for the three months ended March 31, 2000 to $(0.3) million for the three months ended March 31, 2001. Cash provided by financing activities for the three months ended March 31, 2000 included net borrowings under the credit facility of $16.0 million and net proceeds from the issuance of common stock of approximately $51.4 million. No capital-raising events occurred during the three months ended March 31, 2001. Metrocall's cash and cash equivalents balance at March 31, 2001 and May 1, 2001 was $21.5 million and $5.0 million, respectively.

TOTAL DEBT
At March 31, 2001 and December 31, 2000, total debt consisted of ($'s in thousands):

                                                        DECEMBER 31,        MARCH 31,
                                                            2000               2001
                                                        --------------   ---------------
   Borrowings under the credit facility.........           $  133,000       $   133,000
   Senior subordinated notes....................              625,551           625,590
   Capital leases and other debt................                3,376             3,200
                                                        --------------   ---------------
                                                           $  761,927       $   761,790
                                                        ==============   ===============

        Please also refer to "Recent Developments" for a discussion of Metrocall's current liquidity position.

MARKET FOR METROCALL'S COMMON STOCK

        On February 9, 2001, Metrocall's common stock became listed on the Nasdaq SmallCap Market pursuant to a temporary exception to the $1.00 minimum bid requirement. Subsequent to the announcement of Metrocall's contemplated merger with Weblink on April 2, 2001, the Nasdaq halted trading of Metrocall's common stock. On April 12, 2001, Metrocall's common stock was delisted from the Nasdaq SmallCap Market and began trading in the over-the-counter market under the symbol MCLLQ.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the discussion contained in Metrocall's Annual Report on Form 10-K filed April 2, 2001, at pages 35-36.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Metrocall's financial position or results of operations.

        In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS challenged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.2 million at current exchange rates). Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall has sought permission to appeal this order to the High Court of Australia. Metrocall believes the claim is without merit.

        Spectrum Management, L.L.C. has asserted a claim against Metrocall alleging breaches of the contract under which Metrocall sold its electronic tracking business that it had previously acquired from ProNet Inc.
Spectrum asserts that the alleged breaches have caused damages to it in the amount of $6 million. Spectrum has not taken any other action with respect to this claim, and has not filed a lawsuit or demanded arbitration. Metrocall believes this claim is without merit.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Metrocall is currently in default under the terms of the agreement governing its senior secured credit facility and the indentures governing its senior subordinated notes. Please refer to Note 2 to the interim condensed consolidated financial statements and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Recent Developments" for a discussion of the current defaults.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

    EXHIBIT
    NUMBER     EXHIBIT DESCRIPTION
    ------     -------------------

    11.1       Statement re: computation of per earnings share

     (b) Reports on Form 8-K

        A report dated February 2, 2001 reporting that Metrocall and its bank lenders entered into the second amendment to the Fifth Amended and Restated Credit Facility (the "Credit Facility"), effective as of December 31, 2000.

        A report dated March 15, 2001 filing a press release regarding Metrocall's results for the fourth quarter 2000, restructuring efforts, and initiatives to address its liquidity concerns.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                                  METROCALL, INC.

                                             By: /s/ VINCENT D. KELLY
                                           -----------------------------------
                                                   Vincent D. Kelly
                                                Chief Financial Officer,
                                          Treasurer and Executive Vice President

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER     EXHIBIT DESCRIPTION
    ------     -------------------

    11.1       Statement re: computation of per earnings share



23