Form 10-Q
period 2001-06-30
METROCALL INC
filed 2001-08-14
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   CLASS                          OUTSTANDING AT AUGUST 1, 2001
                   -----                          -----------------------------
        Common Stock, $.01 par value                       90,235,072

                        METROCALL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                                    PAGE
                                                                                                                   NUMBER
----------------------------------------------------------------------------------------------------------------------------
PART I          FINANCIAL INFORMATION
   Item 1       Interim Condensed Consolidated Financial Statements
                Balance Sheets, December 31, 2000 and June 30, 2001..............................................      3
                Statements of Operations for the three and six months ended June 30, 2000 and 2001...............      4
                Statement of Stockholders' Equity/(Deficit) for the six months ended June 30, 2001...............      5
                Statements of Cash Flows for the six months ended June 30, 2000 and 2001.........................      6
                Notes to Interim Condensed Consolidated Financial Statements.....................................      7
   Item 2       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................................................     12
   Item 3       Quantitative and Qualitative Disclosures About Market Risk.......................................     25

PART II         OTHER INFORMATION
   Item 1       Legal Proceedings................................................................................     26
   Item 2       Changes in Securities............................................................................     26
   Item 3       Defaults Upon Senior Securities..................................................................     26
   Item 4       Submission of Matters to a Vote of Security Holders..............................................     26
   Item 5       Other Information................................................................................     26
   Item 6       Exhibits and Reports on Form 8-K.................................................................     27

SIGNATURES.......................................................................................................     28

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                                                 DECEMBER 31,       JUNE 30,
                                                                                                     2000              2001
                                                                                                 ------------------------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .............................................................       $    26,597        $     6,962
   Accounts receivable, less allowance for doubtful accounts of $5,494 as of
      December 31, 2000 and $6,310 as of June 30, 2001 ...................................            51,122             47,637
   Prepaid expenses and other current assets .............................................             7,498              6,862
                                                                                                 ------------------------------
                Total current assets .....................................................            85,217             61,461
                                                                                                 ------------------------------
PROPERTY AND EQUIPMENT:
   Land, buildings and leasehold improvements ............................................            16,451             16,629
   Furniture, office equipment and vehicles ..............................................            88,901             92,467
   Paging and plant equipment ............................................................           374,205            346,212
   Less - Accumulated depreciation and amortization ......................................          (216,565)          (217,725)
                                                                                                 ------------------------------
                                                                                                     262,992            237,583
                                                                                                 ------------------------------
INTANGIBLE ASSETS, net of accumulated amortization of  $633,411as of
December 31, 2000 and $449,975 as of June 30, 2001 .......................................           391,689             61,260
OTHER ASSETS .............................................................................            17,247             12,361
                                                                                                 ------------------------------
TOTAL ASSETS .............................................................................       $   757,145        $   372,665
                                                                                                 ==============================

                LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt ..................................................       $   759,286        $   759,413
   Accounts payable ......................................................................            25,370             19,088
   Accrued interest payable ..............................................................            20,370             43,848
   Accrued expenses and other current liabilities ........................................            23,174             23,680
   Deferred revenues and subscriber deposits .............................................            21,549             26,704
                                                                                                 ------------------------------
                        Total current liabilities ........................................           849,749            872,733
                                                                                                 ------------------------------

CAPITAL LEASE OBLIGATIONS, less current maturities .......................................             2,340              1,975
LONG-TERM DEFERRED REVENUE ...............................................................            10,212              9,201
CREDIT FACILITY AND OTHER LONG-TERM DEBT, less current maturities ........................               301                261
MINORITY INTEREST IN PARTNERSHIP .........................................................               510                510
                                                                                                 ------------------------------
                        Total liabilities ................................................           863,112            884,680
                                                                                                 ------------------------------


COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
    value $.01 per share; 810,000 shares authorized; 247,149 and 265,388 shares issued and outstanding as of December 31, 2000 and June 30, 2001, respectively, and a liquidation preference of $66,280 and $70,920 at December 31, 2000 and
    June 30, 2001, respectively ..........................................................            60,385             65,418
STOCKHOLDERS' EQUITY/(DEFICIT):
    Common stock, par value $.01 per share; authorized 200,000,000 shares;
     89,214,532 and 89,975,772 shares issued and outstanding as of December 31, 2000
     and June 30, 2001, respectively .....................................................               892                900
Additional paid-in capital ...............................................................           557,057            557,353
Accumulated deficit ......................................................................          (724,301)        (1,135,686)
                                                                                                 ------------------------------
Total stockholders' equity/(deficit) .....................................................          (166,352)          (577,433)
                                                                                                 ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT) .....................................       $   757,145        $   372,665
                                                                                                 ==============================


       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                               --------------------------      --------------------------

                                                                  2000            2001            2000            2001
                                                               --------------------------      --------------------------
REVENUES:
Service, rent and maintenance revenues ...................     $  126,884      $  116,806      $  255,391      $  236,328
Product sales ............................................         13,783          10,474          25,328          21,971
                                                               ----------------------------------------------------------
Total revenues ...........................................        140,667         127,280         280,719         258,299
Net book value of products sold ..........................         (9,402)         (6,605)        (17,167)        (12,971)
                                                               ----------------------------------------------------------
                                                                  131,265         120,675         263,552         245,328
                                                               ----------------------------------------------------------
OPERATING EXPENSES:
Service, rent and maintenance expenses ...................         32,742          32,259          63,150          64,363
Selling and marketing ....................................         27,034          22,282          51,465          49,035
General and administrative ...............................         41,479          41,413          82,868          83,322
Reorganization expenses ..................................              -          10,435               -          10,459
Depreciation .............................................         27,877          33,412          53,887          64,999
Amortization .............................................         43,610         307,286          87,154         334,843
                                                               ----------------------------------------------------------
                                                                  172,742         447,087         338,524         607,021
                                                               ----------------------------------------------------------
Loss from operations .....................................        (41,477)       (326,412)        (74,972)       (361,693)
INTEREST EXPENSE .........................................        (21,180)        (20,190)        (42,744)        (41,180)
INTEREST AND OTHER INCOME, NET ...........................           (140)         (2,506)            179          (3,479)
                                                               ----------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT AND
EXTRAORDINARY ITEM .......................................        (62,797)       (349,108)       (117,537)       (406,352)
INCOME TAX BENEFIT .......................................          3,029               -          18,678               -
                                                               ----------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM ...........................        (59,768)       (349,108)        (98,859)       (406,352)
EXTRAORDINARY ITEM .......................................         15,787               -          15,787               -
                                                               ----------------------------------------------------------
Net loss .................................................        (43,981)       (349,108)        (83,072)       (406,352)
PREFERRED DIVIDENDS ......................................         (2,299)         (2,557)         (5,086)         (5,033)
SERIES C PREFERRED EXCHANGE INDUCEMENT ...................              -               -          (6,308)              -
                                                               ----------------------------------------------------------
Loss attributable to common stockholders .................     $  (46,280)     $ (351,665)     $  (94,466)     $ (411,385)
                                                               ----------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Loss per share before extraordinary  item
attributable to common stockholders ......................     $    (0.75)     $    (3.91)     $  ( 1.67)      $    (4.57)
Extraordinary item, net of income tax benefit ............           0.19               -            0.24               -
                                                               ----------------------------------------------------------
Basic and diluted loss per share attributable to
common stockholders ......................................     $    (0.56)     $    (3.91)     $    (1.43)     $    (4.57)
                                                               ==========================================================

Weighted-average common shares outstanding ...............     83,355,628      89,975,772      66,169,421      89,975,772



       See notes to interim condensed consolidated financial statements.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                      COMMON STOCK
                                                  ----------------------
                                                                             ADDITIONAL
                                                     SHARES        PAR         PAID-IN    ACCUMULATED
                                                  OUTSTANDING     VALUE        CAPITAL       DEFICIT         TOTAL
                                                  ------------------------------------------------------------------
BALANCE, December 31, 2000 ..................     89,214,532    $     892     $ 557,057     $(724,301)     $(166,352)
Common stock issued for employee stock
 and benefit plans ..........................       761,240             8           296             -            304
Preferred dividends .........................             -             -             -        (5,033)        (5,033)
Net loss ....................................             -             -             -      (406,352)      (406,352)
                                                  ------------------------------------------------------------------
BALANCE, June 30, 2001 ......................     89,975,772    $     900     $ 557,353     $(1,135,686)   $(577,433)
                                                  ==================================================================



       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,

                                                                                                   2000              2001
                                                                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................................       $ (83,072)       $(406,352)
   Adjustments to reconcile net loss to net cash provided by operating activities--
      Extraordinary item .................................................................         (15,787)               -
      Depreciation and amortization ......................................................         141,041          399,842
      Equity in loss of affiliate ........................................................             881            3,406
      Amortization of debt financing costs and debt discount .............................           1,353            1,780
      Deferred income taxes ..............................................................         (18,678)               -
   Cash provided by (used in) changes in assets and liabilities:
      Accounts receivable ................................................................           8,505            1,539
      Prepaid expenses and other current assets ..........................................          (1,582)             635
      Accounts payable ...................................................................          (8,335)          (6,283)
      Accrued interest payable ...........................................................          (1,459)          23,478
      Accrued expenses and other current liabilities .....................................             532              506
      Deferred revenues and subscriber deposits ..........................................          (5,233)            (909)
                                                                                                 --------------------------
             Net cash provided by operating activities ...................................          18,166           17,642
                                                                                                 --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of businesses net of cash acquired ......................................         (12,575)            (894)
    Capital expenditures, net ............................................................         (45,152)         (37,305)
    Other ................................................................................          (2,755)           1,386
                                                                                                 --------------------------
             Net cash used in investing activities .......................................         (60,482)         (36,813)
                                                                                                 --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facility, net .................................................          30,000                -
   Deferred debt financing costs .........................................................          (1,304)            (413)
   Principal payments on long-term debt ..................................................            (310)            (355)
   Net proceeds from issuance of common stock ............................................          51,563              304
                                                                                                 --------------------------
             Net cash provided by (used in) financing activities .........................          79,949             (464)
                                                                                                 --------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................          37,633          (19,635)
CASH AND CASH EQUIVALENTS, beginning of period ...........................................           2,787           26,597
                                                                                                 --------------------------
CASH AND CASH EQUIVALENTS, end of period .................................................       $  40,420        $   6,962
                                                                                                 --------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest ...............................................................       $  17,077        $  15,770
Cash payments for income taxes ...........................................................               -                -
Fair value of common stock exchanged for senior subordinated notes .......................       $  31,342                -

Fair value of assets acquired in business acquisition ....................................       $  15,218        $   7,000
Less cash paid for acquisition ...........................................................         (12,575)               -
                                                                                                 --------------------------
Liabilities assumed ......................................................................       $   2,643        $   7,000
                                                                                                 ==========================



       See notes to interim condensed consolidated financial statements.

                         METROCALL INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


1.      GENERAL

        The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, "Metrocall"). In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, depreciation and amortization and impairment charges. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes there to included in Metrocall's 2000 Annual Report on Form 10-K.

2.      LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

        Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, and the acquisition of other wireless communications companies. At June 30, 2001, Metrocall had approximately $761.7 million outstanding under its credit facility, senior subordinated notes, capital leases and other debt. No additional amounts were available to Metrocall under its credit facility at June 30, 2001. Metrocall's cash and cash equivalents balances at August 1, 2001 was approximately $8.0 million.

        Metrocall's consolidated financial statements as of June 30, 2001 and December 31, 2000, and for the six-month period and the year then ended, respectively, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001, Metrocall had an accumulated deficit of approximately $1,135.7 million and a deficit in working capital of $811.3 million (of which $758.6 million is attributable to the classification of Metrocall's bank and senior subordinated debt as a current liability). Metrocall has had recurring losses from operations and net losses, which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

        Metrocall's traditional one-way paging operations account for approximately 90% of its revenues and operating cash flow (earnings before interest, taxes, reorganization costs, depreciation and amortization, or "EBITDA"). Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower average monthly revenues per unit ("ARPU"). Service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million and its operating cash flow declined by approximately $27.8 million during the twelve-months ended December 31, 2000 compared to the twelve months ended December 31, 1999. During the six months ended June 30, 2001, service, rent and maintenance revenues in its traditional operations declined by approximately $36.0 million and its consolidated operating cash flow declined by approximately $17.5 million compared to the six months ended June 30, 2000. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline during the remaining months of 2001.

        During 2000, Metrocall began to provide two-way wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and these services generated approximately $9.1 million in service, rent and maintenance revenues. During the six months ended June 30, 2001, subscribers receiving advanced messaging services increased by approximately 89,000 to 201,500 and service, rent and maintenance revenues from these operations increased to $19.5 million, an increase of $10.4 million from the year ended December 31, 2000. The increases in revenues from advanced messaging services have only partially offset the declines in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during the remainder of 2001, if its financial resources are adequate to continue its investment in wireless data devices.

        The continuing decline in traditional paging revenues, operating cash flows and the impact of recurring net losses have placed pressures on Metrocall's financial condition and liquidity position. In addition, during the three months ended March 31, 2001, it appeared unlikely that Metrocall would be able to access additional amounts then available under its credit facility to fund any cash shortfall requirements in its operations because it appeared unlikely that Metrocall would be able to increase its operating cash flow during its first quarter to the level that had been required by covenants of its senior bank credit facility.

        In light of these circumstances, Metrocall suspended the payments of interest due to holders of its senior subordinated notes on or after March 15, 2001. As of July 31, 2001, Metrocall had defaulted on the payment of interest on the following series of senior subordinated notes ($'s in thousands):

                                                                              Amount of Accrued and
                                                                              Unpaid Interest as of
                                                    Interest Payment Date         July 31, 2001
                                                    -----------------------------------------------
11% senior subordinated notes due 2008                  March 15, 2001                      $21,917
10 3/8% senior subordinated notes due 2007              April 1, 2001                       $11,618
11 7/8 senior subordinated notes due 2005                May 1, 2001                            $15
11 7/8 senior subordinated notes due 2005               June 15, 2001                        $6,915
9 3/4% senior subordinated notes due 2007               July 15, 2001                        $8,974

        Metrocall's Board of Directors approved this action in order to provide cash to finance operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults presently permit holders of the subordinated notes in question to accelerate this indebtedness.

        Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reduced the level of their commitments from an aggregate of $200.0 million to $133.0 million and have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities at June 30, 2001 and December 31, 2000.

        At current expected levels, operating cash flow cannot support Metrocall's $626.8 million aggregate principal amount of senior subordinated notes. Nonetheless, Metrocall believes its level of operating cash flow may provide a basis for a restructuring of its balance sheet that will potentially enable it to generate increases in future cash flow and improvements in its financial condition and liquidity position.

        Accordingly, Metrocall decided to seek to restructure its outstanding debt, either in conjunction with a strategic transaction or on a standalone basis. On April 2, 2001, Metrocall executed an agreement with Weblink Wireless, Inc. This agreement provided for the merger of Weblink and Metrocall in conjunction with restructuring of each party's respective outstanding indebtedness. On May 11, 2001, Metrocall announced that it would seek to renegotiate its transaction with Weblink and that it had terminated the pending agreement based on recent developments that affected Weblink's business. While there have been discussions between Metrocall and Weblink management, there can be no assurance that Metrocall and Weblink, and their respective creditors, will reach agreement on the terms of a revised transaction.

                Metrocall has also been engaged in discussions with its senior bank lenders and certain holders of its subordinated debt regarding the terms of a pre-negotiated standalone plan of reorganization of Metrocall. There has been no agreement on the terms of such a plan, and there can be no assurance that a plan acceptable to the creditors will be negotiated or consummated. Any pre-negotiated standalone plan would likely be implemented through a chapter 11 proceeding.

                Concurrently with execution of the merger agreement with Weblink, Metrocall and Weblink amended their alliance agreement. Under this agreement, Weblink provides access to its two-way network for transmitting Metrocall's two-way advanced messaging services. The amendment, among other things, extends the term of the agreement to April 2, 2006. It also reduces Metrocall's obligations to contribute to engineering charges related to future construction costs for the two-way network. Pursuant to this amendment, Metrocall made a $5 million prepayment for future airtime services under the contract, which is applied to airtime services as they are used by Metrocall. Weblink has not satisfied the conditions for additional prepayments under the terms of this amendment. Weblink, which filed for chapter 11 protection in May 2001, has not yet assumed or rejected this agreement.

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

        Metrocall's business prospects may also be affected by events affecting other companies in the paging industry and key vendors. Arch Wireless and Weblink, the number one and number three companies in the industry by number of subscribers, are also confronting financial difficulties. Glenayre, the principal manufacturer and supplier of infrastructure equipment and software to the industry, announced in May 2001 that it intended to exit this business and would not support development of improved infrastructure technology, particularly for two-way messaging. Unless other suppliers enter this industry, the ability of Metrocall and other paging companies to capitalize on future developments of two-way messaging technology, will be impaired.

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

3.      SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. Metrocall bundles the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship which it estimates is two years.

4.      WRITE-DOWN OF LONG-LIVED ASSETS

        Long-lived assets and identifiable intangibles, including goodwill allocated thereto, are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is determined by comparing the net book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

        Given the continued reductions in its revenues and EBITDA, the termination of the Weblink merger agreement, and the continuing competitive industry pressures, Metrocall has reviewed the carrying value of its long-lived assets for impairment. As a result, during the three months ended June 30, 2001, Metrocall wrote down the carrying value of its long-lived assets by approximately $279.7 million to their estimated fair value based on its analysis. The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying statements of operations. The amount of the write down affected the carrying value of the following assets, which were acquired through mergers and acquisitions of traditional paging customers and businesses. ($'s in thousands):


-----------------------------------------------------------------------------------
                                                                 Adjusted Basis
          Description              Amount of Write Down          June 30, 2001
-----------------------------------------------------------------------------------
Goodwill                                      $ 107,007                   $     -
FCC Licenses                                    172,698                   $17,686
                                              ---------
                                              $ 279,705
-----------------------------------------------------------------------------------


5.      REORGANIZATION RELATED EXPENSES

        Reorganization related expenses included in the accompanying statements of operations include costs incurred for legal, financial and investment banking services received in connection with Metrocall's merger agreement with Weblink, which was terminated on May 14, 2001 and other costs incurred by Metrocall. Metrocall and its bank lenders and unofficial creditors committee in connection with the debt restructuring efforts described in Note 2.

6.      EXTRAORDINARY ITEM

        During the year ended December 31, 2000, Metrocall issued shares of its common stock in exchange for a number of its outstanding senior subordinated notes. As a result of these exchanges, Metrocall recognized an extraordinary gain which represented the difference between the carrying value of the notes at the time of the exchange and the fair value of the common stock issued, less the write-off of a pro-rata portion of the related deferred financing costs.

7.      EMPLOYEE STOCK PURCHASE PLAN

        On August 1, 2001, Metrocall issued 259,300 shares of its common stock under its employee stock purchase plan for a purchase price of approximately $0.043 per share or $11,020. Effective August 10, 2001, Metrocall terminated its employee stock purchase plan.

8.      CONTINGENCIES

Legal and Regulatory Matters

        Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Metrocall's financial position or results of operations.

        In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS challenged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.1 million at current exchange rates). Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. The High Court of Australia denied leave to appeal this decision. Metrocall believes the claim is without merit.

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

9.      RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations (effective July 1, 2001), and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions and Metrocall believes its adoption will have no effect on its historical financial statements. SFAS No. 142 specifies that goodwill and certain intangible assets with indeterminate lives will no longer be amortized but instead will be subject to periodic impairment testing. Metrocall is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

Forward-looking Statements

        This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

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

- the impact of competition and technological developments, particularly the proliferation and competitive pricing of cellular and broadband PCS wireless phone and data products;

-   satellite transmission failures;

-   subscriber turnover;

-   litigation;

-   regulatory changes and compliance;

-   challenges of acquisitions;

- dependence on key suppliers such as Motorola, Inc. and Glenayre, Inc. for paging and messaging devices and infrastructure; and

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

OVERVIEW

        Metrocall is a leading provider of local, regional and national paging and advanced wireless data messaging services. Through its nationwide wireless network and its alliance agreement with Weblink, Metrocall provides paging and wireless data messaging services to over 1,000 U.S. cities, including the top 100 SMSAs. Since 1993, Metrocall's subscriber base has increased from less than 250,000 to nearly 6.3 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of June 30, 2001, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

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

RECENT DEVELOPMENTS

        Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base. At June 30, 2001, Metrocall had approximately $761.7 million outstanding under its credit facility, senior subordinated notes, capital leases and other debt. No additional amounts were available to Metrocall under its credit facility at June 30, 2001. Metrocall's cash and cash equivalents balances at August 1, 2001 was approximately $8.0 million.

        Metrocall's consolidated financial statements as of June 30, 2001 and December 31, 2000, and for the six-month period and the year then ended, respectively, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001, Metrocall had an accumulated deficit of approximately $1,135.7 million and a deficit in working capital of $811.3 million (of which $758.6 million is attributable to the classification of Metrocall's bank and senior subordinated debt as a current liability). Metrocall has had recurring losses from operations and net losses, which are expected to continue for additional periods in the future. There can be no assurance that its operations will become profitable.

        Metrocall's traditional one-way paging operations account for approximately 90% of its revenues and operating cash flow (earnings before interest, taxes, reorganization costs, depreciation and amortization, or "EBITDA"). Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower average monthly revenues per unit ("ARPU"). Service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million and its operating cash flow declined by approximately $27.8 million during the twelve-months ended December 31, 2000 compared to the twelve months ended December 31, 1999. During the six months ended June 30, 2001, service, rent and maintenance revenues in its traditional operations declined by approximately $36.0 million and its consolidated operating cash flow declined by approximately $17.5 million compared to the six months ended June 30, 2000. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline during the remaining months of 2001.

        During 2000, Metrocall began to provide two-way wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and these services generated approximately $9.1 million in service, rent and maintenance revenues. During the six months ended June 30, 2001, subscribers receiving advanced messaging services increased by approximately 89,000 to 201,500 and service, rent and maintenance revenues from these operations increased to $19.5 million, an increase of $10.4 million from the year ended December 31, 2000. The increases in revenues from advanced messaging services have only partially offset the declines in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during the remainder of 2001, if its financial resources are adequate to continue its investment in wireless data devices.

        The continuing decline in traditional paging revenues, operating cash flows and the impact of recurring net losses have placed pressures on Metrocall's financial condition and liquidity position. During the three months ended March 31, 2001, it appeared unlikely that Metrocall would be able to access additional amounts then available under its credit facility to fund any cash shortfall requirements in its operations, because it appeared unlikely that Metrocall would be able to increase its operating cash flow during its first quarter to the level that had been required by covenants of its senior bank credit facility.

        In light of these circumstances, Metrocall suspended the payments of interest due to holders of its senior subordinated notes on or after March 15, 2001. As of July 31, 2001, Metrocall had defaulted on the payment of interest on each of its senior subordinated notes ($'s in thousands):

                                                                                     Amount of Accrued and
                                                                                     Unpaid Interest as of
                                                           Interest Payment Date         July 31, 2001
                                                          -------------------------------------------------
11% senior subordinated notes due 2008                         March 15, 2001                      $21,917
10 3/8% senior subordinated notes due 2007                     April 1, 2001                       $11,618
11 7/8 senior subordinated notes due 2005                       May 1, 2001                            $15
11 7/8 senior subordinated notes due 2005                      June 15, 2001                        $6,915
9 3/4% senior subordinated notes due 2007                      July 15, 2001                        $8,974

        Metrocall's Board of Directors approved this action in order to preserve cash to support operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults presently permit holders of the subordinated notes in question to accelerate this indebtedness.

        Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reduced the level of their commitments from an aggregate of $200.0 million to $133.0 million (the amount currently outstanding) and have reserved their rights with respect to this default. Absent a waiver or other agreement, the banks could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities at June 30, 2001 and December 31, 2000.

        At current expected levels, operating cash flow cannot support debt service on or repayment of Metrocall's $626.8 million aggregate principal amount of senior subordinated notes. Nonetheless, Metrocall believes its level of operating cash flow can provide a basis for a restructuring of its balance sheet that will better enable it to generate increases in future cash flow and improvements in its financial condition and liquidity position.

        Accordingly, Metrocall decided to seek to restructure its outstanding debt, either in conjunction with a strategic transaction or on a standalone basis. On April 2, 2001, Metrocall executed an agreement with Weblink Wireless, Inc. (Weblink). This agreement provided for the merger of Weblink and Metrocall in conjunction with restructuring of each party's respective outstanding indebtedness. On May 11, 2001, Metrocall announced that it would seek to renegotiate its transaction with Weblink and that it had terminated the pending agreement based on recent developments that affected Weblink's business. While there have been discussions between Metrocall and Weblink management, there can be no assurance that Metrocall and Weblink, and their respective creditors, will reach agreement on the terms of a revised transaction.

        Metrocall has also been engaged in discussions with its senior bank lenders and certain holders of its subordinated debt regarding the terms of a pre-negotiated standalone plan of reorganization of Metrocall. There has been no agreement on the terms of such a plan, and there can be no assurance that a plan acceptable to the creditors will be negotiated or consummated. Any pre-negotiated standalone plan would likely be implemented through a chapter 11 proceeding.

        Concurrently with execution of the merger agreement with Weblink, Metrocall and Weblink amended their alliance agreement. Under this agreement, Weblink provides access to its two-way network for transmitting Metrocall's two-way advanced messaging services. The amendment, among other things, extends the term of the agreement to April 2, 2006. It also reduces Metrocall's obligations to contribute to engineering charges related to future construction costs for the two-way network. Pursuant to this amendment, Metrocall made a $5 million prepayment for future airtime services under the contract, which is applied to airtime services as they are used by Metrocall. Weblink has not satisfied the conditions for additional prepayments under the terms of this amendment. Weblink, which filed for chapter 11 protection in May 2001, has not yet assumed or rejected this agreement.

        Given the continued reductions in its revenues and EBITDA, the termination of the Weblink merger agreement and continuing competitive industry pressures, Metrocall has reviewed the carrying value of its long-lived assets for impairment. As a result, during the three months ended June 30, 2001, Metrocall wrote down the carrying value of its long-lived assets approximately $279.7 million to their estimated fair value based on its analysis. The estimated fair value of the long-lived assets was determined based on the estimated future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying statements of operations.

        Metrocall's deteriorating financial results and lack of additional liquidity indicate that it may not be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of its subordinated notes and the bank lenders under its credit facility agreement and Metrocall's ability (i) to generate sufficient cash flows to meet its obligations, other than the cash interest payments due under its subordinated notes, on a timely basis, (ii) to continue to obtain uninterrupted supplies and services from its vendors and to retain employees, and (iii) to reduce capital expenditures and operating expenses. If and when Metrocall files for chapter 11 protection will also depend on the foregoing factors.

        Given the above factors, Metrocall's ability to maintain and grow its subscriber base and satisfy existing bank debt and vendor obligations is contingent upon its ability to generate positive cash flow, as it no longer has access to funding under its credit facility and does not foresee regaining access to capital markets in the near future.

        Metrocall's business prospects may also be affected by events affecting other companies in the paging industry and key vendors. Arch Wireless, Inc. and Weblink, the number one and number three companies in the industry by number of subscribers, are also confronting financial difficulties. Glenayre Technologies, Inc., the principal manufacturer and supplier of infrastructure equipment and software to the industry, announced in May 2001, that it intended to exit this business and would not support development of improved infrastructure technology, particularly for two-way messaging. Unless other suppliers enter this industry, the ability of Metrocall and other paging companies to capitalize on future developments of two-way messaging technology, may be impaired.


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

    - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of Metrocall's network systems and customer service support centers.

    - Selling and marketing expenses: include salaries, commissions and administrative costs for Metrocall's sales force and related marketing and advertising expenses.

    - General and administrative expenses: include executive management, accounting, office telephone, repairs and maintenance, management information systems and employee benefits.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000

REVENUES

        The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended June 30, 2000 and 2001.


TRADITIONAL PAGING OPERATIONS               JUNE 30,          % OF           JUNE 30,           % OF         INCREASE OR
REVENUES                                      2000          REVENUES           2001           REVENUES        (DECREASE)
                                           ------------------------------------------------------------------------------
Service, rent and maintenance              $ 125,389             96.6        $ 105,526             95.5        $ (19,863)
Product sales                                 13,535             10.4            9,173              8.3           (4,362)
                                           ------------------------------------------------------------------------------
Total revenues                               138,924            107.0          114,699            103.8          (24,225)
Net book value of products sold               (9,114)            (7.0)          (4,244)            (3.8)          (4,870)
                                           ------------------------------------------------------------------------------
Net revenues                               $ 129,810           100.00        $ 110,455            100.0        $ (19,355)
                                           =============================================================================

ARPU                                          $ 7.02                            $ 5.86)                           ($1.16)
Number of subscribers                      6,079,635                          6,067,603                          (12,032)

        Traditional paging service, rent and maintenance revenues decreased approximately $19.9 million in 2001 to $105.5 million. The decrease in revenues was the result of a loss of direct distribution accounts and subscribers, which have higher ARPUs than indirect subscribers, partially offset by an increase in indirect accounts and subscribers. Since June 30, 2000, Metrocall's indirect distribution channels, consisting mainly of subscribers units held by resellers and strategic alliances, increased by approximately 19,375 units and Metrocall's direct distribution channels decreased by approximately 55,382 units. On May 31, 2001, Metrocall acquired the paging operations of Radiofone, Inc., which generated an additional $2.2 million of revenue in traditional paging services, and added approximately 232,000 traditional units. Metrocall expects that the service, rent and maintenance revenues of its traditional paging operations will continue to be affected by the shift in distribution mix that occurred during 2000 and 2001.

        Metrocall expects that revenues generated from its traditional paging operations will continue to decrease during the remainder of 2001. Metrocall expects that such decrease will be the result of a reduction in the number of subscribers receiving such services and a continued shift in the distribution mix toward lower ARPU service offerings as two-way messaging products and services or other competing technologies attract existing subscribers.

        Product sales from traditional operations decreased approximately $4.3 million from $13.5 million in 2000 to $9.2 million in 2001 and decreased as a percentage of net revenues from 10.4% in 2000 to 8.3% in 2001. Net book value of products sold decreased approximately $4.9 million from $9.1 million in 2000 to $4.2 million in 2001 and decreased as a percentage of net revenues from 7.0% in 2000 to 3.8% in 2001. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in the three months ended June 30, 2001.

ADVANCED MESSAGING OPERATIONS               JUNE 30,         % OF          JUNE 30,         % OF         INCREASE OR
REVENUES                                     2000          REVENUES          2001          REVENUES       (DECREASE)
                                           --------------------------------------------------------------------------
Service, rent and maintenance              $  1,495           102.8        $ 11,280           110.4        $  9,785
Product sales                                   248            17.0           1,301            12.7           1,053
                                           --------------------------------------------------------------------------
Total revenues                                1,743           119.8          12,581           123.1          10,838
Net book value of products sold                (288)          (19.8)         (2,361)          (23.1)          2,073
                                           --------------------------------------------------------------------------
Net revenues                               $  1,455          100.00        $ 10,220           100.0        $  8,765
                                           ==========================================================================

ARPU                                       $  24.06                        $  20.52                          ($3.54)
Number of subscribers                        23,975                         201,680                         177,705

        Advanced messaging service, rent and maintenance revenues increased $9.8 million to approximately $11.3 million in 2001. The increase in service, rent and maintenance revenues was the result of the placement of 177,705 additional units since June 30, 2000, primarily two-way messaging devices. Metrocall launched its two-way messaging services in late March 2000 and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way and 1.75-way messaging devices through this time. Metrocall expects that its advanced messaging service, rent and maintenance revenues will continue to increase during the remainder of 2001 if its financial resources are adequate to continue its investment in wireless data devices. There can be no assurances that such revenues will continue to increase in future periods. Product sales from advanced messaging operations increased approximately $1.1 million to $1.3 million in 2001. Net book value of products sold increased $2.1 million to approximately $2.4 million in 2001. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected customer relationship. Accordingly, the majority of product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

        The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended June 30, 2000 and 2001.

                                            JUNE 30,          % OF          JUNE 30,         % OF          INCREASE
OPERATING EXPENSES                            2000          REVENUES          2001         REVENUES       (DECREASE)
                                           -------------------------------------------------------------------------
Service, rent and maintenance              $  32,742            24.9       $  32,259            26.7       $    (483)
Selling and marketing                         27,034            20.6          22,282            18.5          (4,752)
General and administrative                    41,479            31.6          41,413            34.3             (66)
Reorganization expenses                            -               -          10,435             8.6          10,435
Depreciation                                  27,877            21.2          33,412            27.7           5,535
Amortization                                  43,610            33.2         307,286           254.6         263,676
                                           -------------------------------------------------------------------------
                                           $ 172,742           131.5       $ 447,087           370.4       $ 274,345
                                           =========================================================================


OPERATING EXPENSES PER UNIT IN SERVICE                  JUNE 30, 2000          JUNE 30, 2001              DECREASE
                                                  -------------------------------------------------------------------
Monthly service, rent and maintenance                             $1.80                  $1.72               $ (0.08)
Monthly selling and marketing                                      1.49                   1.19                 (0.30)
Monthly general and administrative                                 2.29                   2.20                 (0.09)
                                                  -------------------------------------------------------------------
Average monthly operating costs                                   $5.58                  $5.11                $(0.47)
                                                  ===================================================================

        Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2000 to 2001. Average monthly operating cost per unit decreased $0.47 from $5.58 per unit for 2000 to $5.11 per unit for 2001. Each operating expense is discussed separately below.

        Service, rent and maintenance expenses decreased approximately $0.4 million from $32.7 million in 2000 to $32.3 million in 2001 and increased as a percentage of net revenues from 24.9% in 2000 to 26.7% in 2001. Monthly service, rent and maintenance expense per unit has decreased from $1.80 per unit in 2000 to $1.72 per unit in 2001. Service, rent and maintenance expenses have decreased primarily as a result of rationalization and re-negotiation of dispatching and subscriber line costs almost fully offset by an increase in provisioning costs due to an increased number of subscribers receiving advanced messaging services. Metrocall expects that its service, rent and maintenance expenses will increase during the remaining months of 2001 as a result of costs incurred to provide advanced wireless data and messaging to a greater number of subscribers but may be partially offset by a continuing decrease in service, rent and maintenance expenses incurred in its traditional operations due to anticipated tower deconstructions and other cost reduction initiatives.

        Selling and marketing expenses decreased approximately $4.7 million from $27.0 million in 2000 to $22.3 million in 2001 and decreased as a percentage of net revenues from 20.6% in 2000 to 18.5% in 2001. The overall expense decrease was primarily the result of reductions in advertising and salaries and commissions expenses. Selling and marketing expenses decreased as a percentage of revenues during 2001 as a result of the decline in revenues. Monthly selling and marketing expense per unit has decreased from $1.49 per unit in 2000 to $1.19 per unit in 2001 as a result of the increase in the subscriber base from June 30, 2000. Metrocall expects that selling and marketing expenses may increase during the remaining months of 2001 as Metrocall continues to promote its advanced messaging services.

        General and administrative expenses remained flat, and increased as a percentage of net revenues from 31.6% in 2000 to 34.3% in 2001. General and administrative expenses have increased as a percentage of net revenues due to the declining revenues. The decrease in general and administrative expenses was result of a reduction in salaries offset by an increase in other operating expenses including telephone administrative, information technology professional services and medical and business insurance. Monthly general and administrative expense per unit has decreased from $2.29 per unit in 2000 to $2.20 per unit in 2001 due to the increase in the subscriber base since June 30, 2000. Metrocall expects general and administrative expenses to decrease in future quarters as a result of cost reduction initiatives. Such initiatives have included a reduction in staffing in administrative and overhead positions primarily through attrition, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions. Metrocall expects that general and administrative expenses will continue to decline during the remaining months of 2001 as it continues to focus on cost containment and reduction efforts.

        Reorganization expenses consist of costs incurred related to the Weblink merger which Metrocall terminated in May 2001, and legal, investment banking, and other costs incurred to stabilize the company and to evaluate its restructuring options. Metrocall expects that restructuring costs will decrease in the second half of the year but will continue to be significant in future months as it formulates and implements its restructuring plans.

        Depreciation expense increased approximately $5.5 million from $27.9 million in 2000 to $33.4 million in 2001. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and property, plant and equipment and computer hardware and software that had been acquired since June 30, 2000.

        Amortization increased approximately $263.7 million from $43.6 million in 2000 to $307.3 million in 2001. This increase was primarily the result of the write down to the carrying value of goodwill and FCC licenses acquired in past merger and acquisitions of traditional paging businesses as previously discussed. Amortization expense was comprised of the following elements in 2000 and 2001:

         Amortization expense was comprised of the following elements in 2000 and 2001:

                                  AMORTIZATION                                                          INCREASE
                                     PERIOD          JUNE 30, 2000            JUNE 30, 2001            (DECREASE)
                                 ----------------------------------------------------------------------------------
Subscriber lists.............       3 years                   $30,615                $ 14,527              $(16,088)
FCC licenses.................      10 years                     7,223                 179,324                172,101
Goodwill.....................      10 years                     3,922                 111,221                107,299
Other........................       Various                     1,850                   2,214                    364
                                                     --------------------------------------------------------------
                                                              $43,610                $307,286              $ 263,676
                                                     ==============================================================

Amortization expenses are expected to decrease in future periods.

OTHER EXPENSES

                                                                                                          INCREASE
OTHER                                                            JUNE 30, 2000      JUNE 30, 2001         (DECREASE)
                                                                -----------------------------------------------------
Interest and other income, net                                         $  (140)          $ (2,506)           $(2,366)
Interest expense                                                       (21,180)           (20,190)              (990)
Income tax benefit                                                        3,029                  -            (3,029)
Extraordinary item, net of income taxes                                  15,787                  -           (15,787)
Net loss                                                               (43,981)          (349,108)            305,127
Preferred dividends                                                     (2,299)            (2,557)                258

EBITDA                                                                 $30,010           $ 24,721             $(5,289)

        Interest expense decreased approximately $1.0 million, from $21.2 million in 2000 to $20.2 million in 2001 due to lower average interest rates as the prime lending rate that banks charge their customers declined during 2001. Average debt balances were approximately $17.7 million lower in 2001 than 2000, primarily as a result of the exchange of senior subordinated notes into common stock in 2000, but were partially offset by higher balances outstanding under the credit facility.

        Income tax benefit decreased approximately $3.0 million from $3.0 million in 2000 to $0.0 million in 2001. The decrease in the income tax benefit in 2001 was primarily the result of the providing for a valuation allowance against the net deferred tax asset arising primarily from Metrocall's net loss position in 2001.

        Metrocall's net loss increased approximately $305.1 million from $44.0 million in 2000 to $349.1 million in 2001as a result of the above events. Metrocall expects net losses to continue for the remainder of 2001 and into future periods.

        Preferred dividends increased approximately $0.3 million in 2001 from $2.3 million in 2000 to $2.6 million in 2001. The increase was a result of higher dividends paid to the holders of the Series A Preferred due to the compounding nature of the preferred stock series.

        EBITDA as defined by Metrocall means earnings before interest, taxes, reorganization related expenses, depreciation and amortization. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered as an alternative to net income (loss) from operations, cash flows from operating activities, or any other measure of financial performance under GAAP. EBITDA decreased $5.3 million from $30.0 million in 2000 to $24.7 million in 2001. The decrease is due to the decrease in net revenue of $10.6 million and the decrease in operating expenses of $5.3 million. EBITDA margin decreased from 22.9% in 2000 to 20.5% in 2001. EBITDA may continue to decrease until such time as Metrocall can produce meaningful revenue contribution from the new two-way messaging products and services.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000

        The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the six months ended June 30, 2000 and 2001.


TRADITIONAL PAGING OPERATIONS               JUNE 30,          % OF           JUNE 30,            % OF        INCREASE OR
REVENUES                                      2000           REVENUES          2001            REVENUES       (DECREASE)
                                           ------------------------------------------------------------------------------
Service, rent and maintenance              $ 252,909             96.9        $ 216,861             95.3        $ (36,048)
Product sales                                 25,010              9.5           20,404              9.0           (4,606)
                                           ------------------------------------------------------------------------------
Total revenues                               277,919            106.4          237,265            104.3          (40,654)
Net book value of products sold              (16,817)            (6.4)          (9,724)            (4.3)          (7,093)
                                           ------------------------------------------------------------------------------
Net revenues                               $ 261,102           100.00        $ 227,541            100.0        $ (33,561)
                                           ==============================================================================

ARPU                                       $    7.08                         $    5.86)                           ($1.22)
Number of subscribers                      6,079,635                         6,067,603                           (12,032)

        Traditional paging service, rent and maintenance revenues decreased approximately $36.0 million in 2001 to $216.9 million. The decrease in revenues was the result of a loss of direct distribution accounts and subscribers, which have higher ARPUs than indirect subscribers, partially offset by an increase in indirect accounts and subscribers. Since June 30, 2000, Metrocall's indirect distribution channels, consisting mainly of subscribers units held by resellers and strategic alliances, increased by approximately 19,375 units and Metrocall's direct distribution channels decreased by approximately 55,382 units. On May 31, 2001, Metrocall acquired the paging operations of Radiofone, Inc., which generated an additional $2.2 million of revenue in traditional paging services, and added approximately 232,000 traditional units Metrocall expects that the service, rent and maintenance revenues of its traditional paging operations will continue to be affected by the shift in distribution mix that occurred during 2000 and 2001.

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

        Product sales from traditional operations decreased approximately $4.6 million from $25.0 million in 2000 to $20.4 million in 2001 and decreased as a percentage of net revenues from 9.5% in 2000 to 9.0% in 2001. Net book value of products sold decreased approximately $7.1 million from $16.8 million in 2000 to $9.7 million in 2001 and decreased as a percentage of net revenues from 6.4% in 2000 to 4.3% in 2001. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in the three months ended June 30, 2001.

ADVANCED MESSAGING OPERATIONS                                                                            INCREASE OR
REVENUES                                   JUNE 30, 2000   % OF REVENUES  JUNE 30, 2001  % OF REVENUES   (DECREASE)
                                           --------------- -------------- -------------- -------------- --------------
Service, rent and maintenance                    $ 2,482           101.3      $ 19,467          109.4        $16,985
Product sales                                        318            13.0         1,567            8.8          1,249
                                           --------------- -------------- -------------- -------------- --------------
Total revenues                                     2,800           114.3        21,034        118.2           18,234
Net book value of products sold                     (350)         (14.3)        (3,247)         (18.2)         2,897
                                           --------------- -------------- -------------- -------------- --------------
Net revenues                                     $ 2,450          100.00       $17,787          100.0        $15,337
                                           =============== ============== ============== ============== ==============

ARPU                                             $ 28.11                       $ 20.13                        ($7.98)
Number of subscribers                             23,975                       201,680                       177,705

         Advanced messaging service, rent and maintenance revenues increased $17.0 million to approximately $19.5 million in 2001. The increase in service, rent and maintenance revenues was the result of the placement of 177,705 additional units since June 30, 2000, primarily two-way messaging devices. Metrocall launched its two-way messaging services in late March 2000 and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way messaging devices through this time. Metrocall expects that its advanced messaging service, rent and maintenance revenues will continue to increase during the remainder of 2001 if its financial resources are adequate to continue its investment in wireless data devices. Product sales from advanced messaging operations increased approximately $1.3 million to $1.6 million in 2001. Net book value of products sold increased $2.9 million to approximately $3.2 million in 2001. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected customer relationship. Accordingly, the majority of product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

         The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the six months ended June 30, 2000 and 2001.

                                           JUNE 30,        % OF        JUNE 30,       % OF      INCREASE OR
OPERATING EXPENSES                           2000        REVENUES        2001        REVENUE     (DECREASE)
---------------------------------------- ------------- ------------- ------------- ------------ -------------
Service, rent and maintenance                $ 63,150       24.0         $ 64,363      26.2        $   1,213
Selling and marketing                          51,465       19.5           49,035      20.0           (2,430)
General and administrative                     82,868       31.4           83,322      34.0              454
Reorganization expenses                             -          -           10,459       4.3           10,459
Depreciation                                   53,887       20.4           64,999      26.5           11,112
Amortization                                   87,154       33.1          334,843     136.5         247,689
                                         ------------- ------------- ------------- ------------ -------------
                                             $338,524      128.4         $607,021     247.5        $268,497



OPERATING EXPENSES PER UNIT IN SERVICE                             JUNE 30, 2000  JUNE 30, 2001   DECREASE
------------------------------------------------------------------ -------------- -------------- ------------
Monthly service, rent and maintenance                                      $1.75          $1.71      $(0.04)
Monthly selling and marketing                                               1.43           1.31       (0.12)
Monthly general and administrative                                          2.30           2.22       (0.08)
                                                                   -------------- -------------- ------------
Average monthly operating costs                                            $5.48          $5.24      $(0.24)

         Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2000 to 2001. Average monthly operating cost per unit decreased from $5.48 per unit for 2000 to $5.24 per unit for 2001. Each operating expense is discussed separately below.

         Service, rent and maintenance expenses increased approximately $1.2 million from $63.2 million in 2000 to $64.4 million in 2001 and increased as a percentage of net revenues from 24.0% in 2000 to 26.2% in 2001. Monthly service, rent and maintenance expenses per unit decreased from $1.75 per unit in 2000 to $1.71 per unit in 2001. Service, rent and maintenance expenses have increased as a percentage of revenues primarily due to an increase in the provisioning of advanced wireless data and messaging services. Metrocall expects that its service, rent and maintenance expenses will increase during the remaining months of 2001 as a result of costs incurred to provide advanced wireless data and messaging to a greater number of subscribers but may be partially offset by a continuing decrease in service, rent and maintenance expenses incurred in its traditional operations due to anticipated tower deconstructions and fewer traditional subscribers.

         Selling and marketing expenses decreased approximately $2.5 million from $51.5 million in 2000 to $49.0 million in 2001 and increased as a percentage of net revenues from 19.5% in 2000 to 20.0% in 2001. The overall expense decrease was primarily the result of reductions in advertising and salaries and commissions expenses. Selling and marketing expenses increased as a percentage of revenues during 2001 as a result of the decline in revenues. Monthly selling and marketing expense per unit has decreased from $1.43 per unit in 2000 to $1.31 per unit in 2001 as a result of the increase in the subscriber base from June 30, 2000. Metrocall expects that selling and marketing expenses will continue to decrease slightly during 2001 as cost cutting initiatives continue to reduce expenses.

         General and administrative expenses increased approximately $0.5 million in 2001, and increased as a percentage of net revenues from 31.4% in 2000 to 34.0% in 2001. General and administrative expenses have increased as a percentage of net revenues due to the reduction in revenues. The increase in general and administrative expenses was attributed to increases in bad debt and other operating expenses including telephone administrative, information technology professional services ,and medical and business insurance. Monthly general and administrative expense per unit has decreased from $2.30 per unit in 2000 to $2.22 per unit in 2001 due to the increase in the subscriber base since June 30, 2000. Metrocall expects that general and administrative expenses will continue to decrease slightly during 2001 as cost cutting initiatives continue to reduce expenses. Such initiatives have included a reduction in staffing in administrative and overhead positions primarily through attrition, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions. Metrocall expects that general and administrative expenses will continue to decline during the remaining months of 2001 as it continues to focus on cost containment and reduction efforts.

         Reorganization expenses consist of costs incurred related to the Weblink merger which Metrocall terminated in May 2001, and legal, investment banking, and other costs incurred to stabilize the company and to evaluate its restructuring options. Metrocall expects that restructuring costs will decrease in the second half of the year but will continue to be significant in future months as it formulates and implements its restructuring plans.

         Depreciation expense increased approximately $11.1 million from $53.9 million in 2000 to $65.0 million in 2001. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and property, plant and equipment and computer hardware and software that has been acquired since June 30, 2000.

         Amortization increased $247.7 million from $87.2 million in 2000 to $334.8 million in 2001. This increase was primarily the result of asset write down previously discussed, partially offset by a reduction in intangibles. Amortization expense was comprised of the following elements in 2000 and 2001:

                                 AMORTIZATION                                                       INCREASE OR
                                    PERIOD        JUNE 30, 2000            JUNE 30, 2001            (DECREASE)
                               ------------------ -------------------- ----------------------- ----------------------
Subscriber lists............        3 years                   $61,171                 $29,040              $(32,131)
FCC licenses...............        10 years                    14,420                 186,603                172,183
Goodwill..................         10 years                     8,143                 115,431                107,288
Other........................       various                     3,420                   3,769                    349
                                                  -------------------- ----------------------- ----------------------
                                                              $87,154                $334,843               $247,689
                                                  ==================== ======================= ======================

Amortization expenses are expected to significantly decrease in future periods.

OTHER EXPENSES

                                                                  JUNE 30,        JUNE 30,        INCREASE
OTHER                                                               2000           2001         (DECREASE)
-------------------------------------------------------------- -------------- --------------- ---------------
Interest and other income, net                                         $ 179      $  (3,479)      $  (3,658)
Interest expense                                                    (42,744)        (41,180)         (1,564)
Income tax benefit                                                    18,678              -         (18,678)
Extraordinary item, net of income taxes                               15,787              -         (15,787)
Net loss                                                            (83,072)       (406,352)        323,280
Preferred dividends                                                  (5,086)         (5,033)            (53)
Series C Preferred exchange inducement                               (6,308)              -           6,308

EBITDA                                                                66,069          48,608        (17,461)

         Interest expense decreased approximately $1.6 million from $42.7 million in 2000 to $41.1 million in 2001. Interest expense decreased due to lower average interest rates during 2001 which were the result of a decline in the prime lending rate that the banks charge their customers. Average debt balances were approximately $17.7 million lower in 2001 than 2000, primarily as a result of the exchange of senior subordinated notes into common stock in 2000, but were partially offset by higher balances outstanding under the credit facility.

         Income tax benefit decreased approximately $18.7 million from $18.7 million in 2000 to $0.0 million in 2001. The decrease in the income tax benefit in 2001 was primarily the result of the providing for a valuation allowance against the net deferred tax asset arising primarily from Metrocall's net loss position in 2001.

         Extraordinary item represents the net extraordinary gain recorded as a result of the exchange, during 2000, of $49.1 million aggregate principal amount of Metrocall's senior subordinated notes into Metrocall's common stock. The $15.8 million net gain represents the difference between the carrying value of the notes at the time of exchange and the fair value of the common stock issued less the write-off of a portion of the related deferred financing costs and a provision for income taxes.

         Metrocall's net loss increased approximately $323.3 million from $83.1 million in 2000 to $406.4 million in 2001 as a result of the above events. Metrocall expects net losses to continue for the remainder of 2001 and into future periods.

         Preferred dividends decreased approximately $0.1 million in 2001 from $5.1 million in 2000 to $5.0 million in 2001. The decrease is attributable to the cessation of dividends on the Series C Preferred in February 2000 after Metrocall and the holder of the Series C Preferred reached an agreement to exchange the Series C Preferred into Metrocall common stock.

         Series C Preferred exchange inducement - In February 2000, Metrocall and the holder of all the issued and outstanding shares of Metrocall's Series C Preferred reached an agreement in which the holder of the Series C Preferred agreed to exchange such shares for 13.25 million shares of Metrocall common stock. The number of shares of common stock issued by Metrocall in the transaction was approximately 3.1 million shares in excess of what Metrocall would have issued had the holder elected to convert the Series C Preferred based on its original conversion provisions. However, under the original conversion terms the holder of the Series C Preferred would have not had the ability to convert their holdings until October 2003. The $6.3 million inducement expense represents the fair market value of the 3.1 million additional shares of common stock that were issued by Metrocall. At the time of the transaction, the carrying value of the Series C Preferred was approximately $105.4 million and represented an obligation to Metrocall because the holder had the option to require Metrocall to redeem the Series C Preferred in cash at the end of its maturity period in 2010. If held to maturity, Metrocall may have been required to redeem the Series C Preferred in cash for an amount of approximately $239.0 million. Metrocall recorded the issuance of common stock and the reduction of the $105.5 million carrying value of the Series C Preferred as an increase to stockholders' equity, which represented an excess of $78.6 million over the fair value of the common stock issued by Metrocall of $26.8 million.

         EBITDA decreased approximately $17.5 million from $66.1 million in 2000 to $48.6 million in 2001. As a percentage of net revenues, EBITDA decreased from 25.1% in 2000 to 19.8% in 2001. EBITDA declines from $48.6 million to $38.1 million for the six months ended June 30, 2001when the reorganization expenses for the six months are taken into account. EBITDA may continue to decrease until such time as Metrocall can produce meaningful revenue contribution from the new two-way messaging products and services.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
         For the six months ended June 30, 2001, net cash provided by operating activities decreased by approximately $0.4 million from $18.2 million for the six months ended June 30, 2000 to $17.6 million for the six months ended June 30, 2001. The decrease in cash provided by operating activities was primarily the result of an increase in the net loss, which was largely offset by an increase in depreciation and amortization, and an increase in accrued expenses and other liabilities.

         Net cash used in investing activities decreased approximately $23.7 million from $60.5 million for the six months ended June 30, 2000 to $36.8 million for the six months ended June 30, 2001. The net cash used for investing activities was primarily the result of a decrease in purchases of subscriber equipment. Capital expenditures were approximately $45.2 million and $37.3 million for the six months ended June 30, 2000 and 2001, respectively. Capital expenditures for the six months ended June 30, 2001 included approximately $32.0 million for subscriber equipment, representing increases in traditional and wireless data devices on hand and net increases to the rental subscriber base. The balance of capital expenditures included $2.9 million for information systems and computer related equipment, $1.9 million for network construction and development and $0.5 million for general purchases including leasehold improvements and office equipment. During the quarter ended June 30, 2001, Metrocall purchased the paging operations of Radiofone, Inc., for $7 million. The entire consideration was in the form of prepaid airtime services to be provided by Metrocall to Alltel, Inc., the owner of Radiofone.

         Total capital expenditures for the year ending December 31, 2001 are estimated to be approximately $66.0 million primarily for the acquisition of traditional and wireless data devices, paging and transmission equipment and information systems enhancement. Metrocall expects that its capital expenditures for the year ending December 31, 2001, will be financed through operating cash flow and existing cash balances necessitated by Metrocall's inability to access its credit facility. Projected capital expenditures are subject to change based on internal growth, general business and economic conditions and competitive pressures. Future cash requirements include investment in subscriber equipment and network infrastructure.

         Net cash provided (used) by financing activities decreased approximately $80.5 million from $80.0 million for the six months ended June 30, 2000 to ($0.5) million for the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2000 included net borrowings under the credit facility of $30.0 million and net proceeds from the issuance of common stock of approximately $51.4 million. No capital-raising events occurred during the six months ended June 30, 2001. Metrocall's cash and cash equivalents balance at June 30, 2001 and August 1, 2001 was $7.0 million and $8.0 million, respectively.

TOTAL DEBT
         At June 30, 2001 and December 31, 2000, total debt consisted of (in thousands):


                                                                            DECEMBER 31           JUNE 30
                                                                               2000                 2001
    ---------------------------------------------------------------     ----------------    -------------------
    Borrowings under the credit facility                                     $  133,000            $   133,000
    Senior subordinated notes                                                   625,551                625,629
    Capital leases and other debt                                                 3,376                  3,021
                                                                        ----------------    -------------------
                                                                             $  761,927            $   761,650
                                                                        ================    ===================

         Please refer to "Recent Developments" for a discussion of Metrocall's current liquidity position.

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

         In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS challenged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.2 million at current exchange rates). Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. The High Court of Australia denied leave to appeal this decision. Metrocall believes the claim is without merit.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.


    EXHIBIT
    NUMBER        EXHIBIT DESCRIPTION
    ------        -------------------


    11.1          Statement re: computation of per earnings share





     (b) Reports on Form 8-K

         Form 8-K dated April 3, 2001, reporting the change of Section 5 - "Other Items", to include notice of the postponement of its annual meeting of stockholders due to circumstances resulting from the planned Weblink Wireless Inc., and Metrocall Inc., restructuring and merger agreement.

         Form 8-K/A dated April 6, 2001 amending the Form 8-K dated April 3, 2001, to include a description of the amendment to the Rights Agreement, dated February 25, 2000 between Metrocall, Inc. and First Chicago Trust Company of New York(the "Rights Agent").

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                    METROCALL, INC.

                                           /s/ Vincent D. Kelly
                                  By:  --------------------------------------
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

