Form 10-Q
period 2001-09-30
METROCALL INC
filed 2001-11-14
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


               CLASS                         OUTSTANDING AT NOVEMBER 2, 2001
               -----                         -------------------------------
     Common Stock, $.01 par value                     89,975,772

                        METROCALL, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                            PAGE NUMBER
------------------------------------------------------------------------------------------------------------------------
   PART I             FINANCIAL INFORMATION
   Item 1             Interim Condensed Consolidated Financial Statements
                      Balance Sheets, December 31, 2000 and September 30, 2001....................................3
                      Statements of Operations for the three and nine months ended September 30, 2000 and 200.................................................................................4
                      Statement of Stockholders' Equity/(Deficit) for the nine months ended
                          September 30, 2001......................................................................5
                      Statements of Cash Flows for the nine months ended September 30, 2000 and
                          2001....................................................................................6
                      Notes to Interim Condensed Consolidated Financial
                          Statements..............................................................................7
   Item 2             Management's Discussion and Analysis of Financial Condition and Results of
                          Operations.............................................................................11
   Item 3             Quantitative and Qualitative Disclosures About Market Risk.................................24

   PART II            OTHER INFORMATION
   Item 1             Legal Proceedings..........................................................................25
   Item 2             Changes in Securities......................................................................25
   Item 3             Defaults Upon Senior Securities............................................................25
   Item 4             Submission of Matters to a Vote of Security Holders........................................25
   Item 5             Other Information..........................................................................25
   Item 6             Exhibits and Reports on Form 8-K...........................................................26


SIGNATURES.......................................................................................................27

                          PART I. FINANCIAL INFORMATION
           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                                     2000            2001
                                                                                ------------------------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................................     $    26,597     $    9,694
   Accounts receivable, less allowance for doubtful accounts of $5,494 as of
      December 31, 2000 and $7,797 as of September 30, 2001 ..................          51,122         46,264
   Prepaid expenses and other current assets .................................           7,498         15,560
                                                                                ------------------------------
              Total current assets ...........................................          85,217         71,518
                                                                                ------------------------------
PROPERTY AND EQUIPMENT:
   Land, buildings and leasehold improvements ................................          16,451         11,481
   Furniture, office equipment and vehicles ..................................          88,901         94,002
   Paging and plant equipment ................................................         374,205        350,903
   Less - Accumulated depreciation and amortization ..........................       (216,565)      (238,941)
                                                                                ------------------------------
                                                                                       262,992        217,445
                                                                                ------------------------------
INTANGIBLE ASSETS, net of accumulated amortization of  $633,411 as of
December 31, 2000 and $467,357 as of September 30, 2001 ......................         391,689         44,913
OTHER ASSETS .................................................................          17,247         10,535
                                                                                ------------------------------
TOTAL ASSETS .................................................................     $   757,145     $  344,411
                                                                                ==============================

                LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt ......................................     $   759,286     $  758,748
   Accounts payable ..........................................................          25,370         20,456
   Accrued interest payable ..................................................          20,370         60,734
   Accrued expenses and other current liabilities ............................          23,174         22,065
   Deferred revenues and subscriber deposits .................................          21,549         30,785
                                                                                ------------------------------
                                Total current liabilities ....................         849,749        892,788
                                                                                ------------------------------

CAPITAL LEASE OBLIGATIONS, less current maturities ...........................           2,340              -
LONG-TERM DEFERRED REVENUE ...................................................          10,212          8,701
OTHER LONG-TERM DEBT, less current maturities ................................             301            240
MINORITY INTEREST IN PARTNERSHIP .............................................             510            510
                                                                                ------------------------------
                                Total liabilities ............................         863,112        902,239
                                                                                ------------------------------


COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
    value $.01 per share;  810,000  shares  authorized;  247,149  and  265,388 shares issued and  outstanding  as of December 31, 2000 and September
    30, 2001, respectively, and a  liquidation  preference of $66,280 and
    $73,359 at December 31, 2000 and September 30, 2001, respectively ........          60,385         68,054
STOCKHOLDERS' EQUITY/(DEFICIT):
 Common stock, par value $.01 per share; authorized 200,000,000 shares;
 89,214,532 and 89,975,772 shares issued and outstanding as of December 31,
 2000 and September 30, 2001, respectively ...................................             892            900
Additional paid-in capital ...................................................         557,057        557,353
Accumulated equity/(deficit) .................................................       (724,301)    (1,184,135)
                                                                                ------------------------------
Total stockholders' deficit ..................................................       (166,352)      (625,882)
                                                                                ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT) .........................      $  757,145      $ 344,411
                                                                                ==============================


       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ----------------------------    ---------------------------

                                                                  2000          2001              2000          2001
                                                              ------------- --------------    ------------- -------------
REVENUES:
Service, rent and maintenance revenues .....................      $125,314       $115,304        $ 380,705     $ 351,632
Product sales ..............................................        14,203         11,433           39,531        33,404
                                                              -----------------------------------------------------------
Total revenues .............................................       139,517        126,737          420,236       385,036
Net book value of products sold ............................       (7,043)        (6,334)         (24,210)      (19,305)
                                                              -----------------------------------------------------------
                                                                   132,474        120,403          396,026       365,731
                                                              -----------------------------------------------------------
OPERATING EXPENSES:
Service, rent and maintenance expenses .....................        30,449         30,638           93,599        95,001
Selling and marketing ......................................        25,570         22,377           77,035        71,412
General and administrative .................................        46,369         40,113          129,237       123,434
Reorganization expenses ....................................             -          2,417                -        12,876
Depreciation ...............................................        33,973         30,812           87,860        95,811
Amortization ...............................................        44,612         16,507          131,766       351,350
                                                              -----------------------------------------------------------
                                                                   180,973        142,864          519,497       749,884
                                                              -----------------------------------------------------------
Loss from operations .......................................      (48,499)       (22,461)        (123,471)     (384,153)
INTEREST EXPENSE ...........................................      (20,672)       (20,613)         (63,416)      (61,793)
OTHER INCOME/(EXPENSE), NET ................................           499        (2,738)              678       (6,218)
                                                              -----------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY ITEM ......      (68,672)       (45,812)        (186,209)     (452,164)
INCOME TAX BENEFIT .........................................             -              -           18,678             -
                                                              -----------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM .............................      (68,672)       (45,812)        (167,531)     (452,164)
EXTRAORDINARY ITEM .........................................         3,862              -           19,649             -
                                                              -----------------------------------------------------------
Net loss ...................................................      (64,810)       (45,812)        (147,882)     (452,164)
PREFERRED DIVIDENDS ........................................       (2,327)        (2,636)          (7,413)       (7,670)
SERIES C PREFERRED EXCHANGE INDUCEMENT .....................             -              -          (6,308)             -
                                                              -----------------------------------------------------------
Loss attributable to common stockholders ...................     $(67,137)      $(48,448)       $(161,603)   $(459,834)
                                                              -----------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON
STOCKHOLDERS:
Loss per share before extraordinary item attributable to
common stockholders ........................................      $ (0.81)       $ (0.54)         $ (2.48)      $ (5.11)
Extraordinary item, net of income tax benefit ..............          0.04              -             0.27             -
                                                              -----------------------------------------------------------
Basic and diluted loss per share attributable to common
stockholders ...............................................      $ (0.77)       $ (0.54)         $ (2.21)      $ (5.11)
                                                                  ========       ========         ========      ========

Weighted-average common shares outstanding .................    87,299,227     89,975,772       73,056,927    89,975,772







        See notes to interim condensed consolidated financial statements.

                   STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)






                                                     COMMON STOCK
                                             ------------------------------
                                                                            ADDITIONAL
                                                  SHARES          PAR         PAID-IN      ACCUMULATED
                                               OUTSTANDING       VALUE        CAPITAL        DEFICIT          TOTAL
                                             ----------------------------------------------------------------------------
BALANCE, December 31, 2000 .................       89,214,532      $   892    $  557,057     $  (724,301)    $ (166,352)
Common stock issued for employee stock
 and benefit plans .........................          761,240            8           296                -            304
Preferred dividends ........................                             -             -          (7,670)        (7,670)
Net loss ...................................                             -             -        (452,164)      (452,164)
                                             ----------------------------------------------------------------------------
BALANCE, September 30, 2001.................       89,975,772      $   900    $  557,353    $ (1,184,135)    $ (625,882)
                                             ============================================================================



        See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,

                                                                                              2000              2001
                                                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................            $(147,882)       $(452,164)
   Adjustments to reconcile net loss to net cash provided by operating activities--
      Extraordinary item...........................................................              (19,649)                -
      Depreciation and amortization................................................               219,626          447,161
      Equity in loss of affiliate..................................................                 1,656            4,924
      Amortization of debt financing costs and debt discount.......................                 2,078            3,526
      Deferred income taxes........................................................              (18,678)                -
   Cash provided by (used in) changes in assets and liabilities:
      Accounts receivable..........................................................                 7,346            4,376
      Prepaid expenses and other current assets....................................               (1,887)          (1,690)
      Accounts payable.............................................................                10,328          (4,915)
      Accrued interest payable.....................................................                16,054           40,364
      Other current liabilities....................................................              (22,998)          (1,109)
      Deferred revenues and subscriber deposits....................................               (5,023)          (5,120)
                                                                                       ------------------------------------
             Net cash provided by operating activities.............................                40,971           35,353
                                                                                       ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses net of cash acquired.................................              (12,575)            (894)
   Capital expenditures, net.......................................................              (80,420)         (49,325)
   Other...........................................................................               (3,121)          (1,500)
                                                                                       ------------------------------------
             Net cash used in investing activities.................................              (96,116)         (51,719)
                                                                                       ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit facility, net...........................................                30,000                -
   Deferred debt financing costs...................................................               (1,863)            (412)
   Principal payments on long-term debt............................................                 (471)            (429)
   Net proceeds from issuance of common stock......................................                51,886              304
                                                                                       ------------------------------------
             Net cash provided by (used in) financing activities...................                79,552            (537)
                                                                                       ------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................                24,407         (16,903)
CASH AND CASH EQUIVALENTS, beginning of period.....................................                 2,787           26,597
                                                                                       ------------------------------------
CASH AND CASH EQUIVALENTS, end of period...........................................               $27,194           $9,694
                                                                                       ------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest.........................................................               $66,445          $18,579
Cash payments for income taxes.....................................................                     -                -
Fair value of common stock exchanged for senior subordinated notes.................               $45,190                -

Fair value of assets acquired in business acquisition..............................               $15,218           $7,000
Less cash paid for acquisition.....................................................              (12,575)                -
                                                                                       ------------------------------------
Liabilities assumed................................................................            $    2,643       $    7,000
                                                                                       ====================================




        See notes to interim condensed consolidated financial statements.

                         METROCALL INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.  GENERAL

         The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and its majority owned subsidiaries (collectively, "Metrocall"). In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, depreciation and amortization and impairment charges. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Metrocall believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes there to included in Metrocall's 2000 Annual Report on Form 10-K.

2.       LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

         Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base, development and construction of future wireless communications networks, and the acquisition of other wireless communications companies. At September 30, 2001, Metrocall had approximately $759.0 million outstanding under its credit facility, senior subordinated notes, capital leases and other debt. No additional amounts were available to Metrocall under its credit facility at September 30, 2001. Metrocall's cash and cash equivalents balances at November 2, 2001 was approximately $11.6 million.

         Metrocall's consolidated financial statements as of September 30, 2001 and December 31, 2000, and for the nine-month period and the year then ended, respectively, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001, Metrocall had an accumulated deficit of approximately $1.2 billion and a deficit in working capital of $821.3 million (of which $758.7 million is attributable to the classification of Metrocall's bank and senior subordinated debt as a current liability). Metrocall has had recurring losses from operations and net losses, which are expected to continue in future periods. There can be no assurance that its operations will become profitable.

         Metrocall's traditional one-way paging operations account for approximately 91% of its revenues and operating cash flow (earnings before interest, taxes, reorganization costs, depreciation and amortization, or "EBITDA"). Although Metrocall experienced growth in the number of one-way subscribers in 2000, this growth was primarily achieved through Metrocall's indirect distribution channels, which are characterized by lower average monthly revenues per unit ("ARPU"). Service, rent and maintenance revenues in Metrocall's traditional operations declined by approximately $53.0 million and its operating cash flow declined by approximately $27.8 million during the twelve-months ended December 31, 2000 compared to the twelve months ended December 31, 1999. During the nine months ended September 30, 2001, service, rent and maintenance revenues in its traditional operations declined by approximately $56.6 million and its consolidated operating cash flow declined by approximately $20.3 million compared to the nine months ended September 30, 2000. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline during the remaining months of 2001.

         During 2000, Metrocall began to provide two-way wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and these services generated approximately $9.1 million in service, rent and maintenance revenues. During the nine months ended September 30, 2001, subscribers receiving advanced messaging services increased by 117,787 to 230,287 and service, rent and maintenance revenues from these operations increased to $32.2 million, an increase of $23.1 million from the year ended December 31, 2000. The increases in revenues from advanced messaging services have only partially offset the declines in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during the remainder of 2001 and 2002, if its financial resources are adequate to continue its investment in wireless data devices.

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

         In light of these circumstances, Metrocall suspended the payments of interest due to holders of its senior subordinated notes on or after March 15, 2001. As of November 2, 2001, Metrocall had defaulted on the payment of interest on each series of its senior subordinated notes ($'s in thousands):

                                                                                     Amount of Accrued and
                                                                                     Unpaid Interest as of
                                                                                       November 2, 2001
                                                                                   --------------------------
11% senior subordinated notes due 2008                                                               $28,375
10 3/8% senior subordinated notes due 2007                                                            15,234
11 7/8 % senior subordinated notes due 2005                                                               21
11 7/8 % senior subordinated notes due 2005                                                            9,766
9 3/4% senior subordinated notes due 2007                                                             13,300

         Metrocall's Board of Directors approved this action in order to provide cash to finance operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults presently permit holders of the subordinated notes in question to accelerate this indebtedness.

         Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reduced the level of their commitments from an aggregate of $200.0 million to $133.0 million and have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under Chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities on the accompanying Balance Sheet.

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

         Concurrently with execution of the merger agreement with Weblink, Metrocall and Weblink amended their alliance agreement. Under this agreement, Weblink provides access to its two-way network for transmitting Metrocall's two-way advanced messaging services. The amendment, among other things, extends the term of the agreement to April 2, 2006. It also reduces Metrocall's obligations to contribute to engineering charges related to future construction costs for the two-way network. Weblink, which filed for Chapter 11 protection in May 2001, has assumed this agreement in connection with such proceeding on October 1, 2001.

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

         Arthur Andersen LLP, Metrocall's independent public accountants expressed substantial doubt about Metrocall's ability to continue as a going concern in their report on the December 31, 2000, financial statements. Arthur Andersen LLP has advised management that if Metrocall cannot restructure its debt or raise sufficient capital to fund operations through 2002 and meet debt obligations in 2002 before the reporting of Metrocall's 2001 year-end results, they will again express substantial doubt about Metrocall's ability to continue as a going concern in their report on the December 31, 2001 financial statements.

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

3.  SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. Metrocall bundles the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship which it estimates is one year.

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

         Given the continued reductions in its revenues and EBITDA, the terminated Weblink merger and the continuing competitive industry pressures, Metrocall reviewed the carrying value of its long-lived assets for impairment in the quarter ended June 30, 2001. As a result, during the three months ended June 30, 2001, Metrocall wrote down the carrying value of its long-lived assets by approximately $279.7 million to their estimated fair value based on its analysis. The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying statements of operations. The amount of the write down affected the carrying value of the following assets, which were acquired through mergers and acquisitions of traditional paging customers and businesses. ($'s in thousands):


-------------------------------------------------------------------------------------
                                                                 Adjusted Basis
          Description              Amount of Write Down        September 30, 2001
-------------------------------------------------------------------------------------

Goodwill                                         $ 107,007                    $    -
FCC Licenses                                       172,698                    17,275
                                                   -------
                                                 $ 279,705
-------------------------------------------------------------------------------------





5.       REORGANIZATION RELATED EXPENSES

         Reorganization related expenses included in the accompanying statements of operations include costs incurred for legal, financial and investment banking services received in connection with Metrocall's merger agreement with Weblink Wireless, Inc. (Weblink), which was terminated on May 14, 2001 and other costs incurred by Metrocall and its bank lenders and unofficial creditors committee in connection with the debt restructuring efforts described in Note 2.

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

         In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS challenged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.0 million at current exchange rates). Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall believes the claim is without merit.

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

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (effective July 1, 2001), and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions and Metrocall believes its adoption will have no effect on its historical financial statements. SFAS No. 142 specifies that goodwill and certain intangible assets with indeterminate lives will no longer be amortized but instead will be subject to periodic impairment testing.

         On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss.

         On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"(effective January 1, 2002) that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Metrocall is currently evaluating the impact of adopting SFAS Nos. 142, 143 and 144.

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

Forward-looking Statements

         This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

- Metrocall's deteriorating financial results, suspension of subordinated debt interest payments, and lack of access to additional liquidity could impair its ability to continue as a going concern particularly if Metrocall's banks accelerate the bank debt, or the senior subordinated bondholders make a demand for payment;

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

OVERVIEW

         Metrocall is a leading provider of local, regional and national paging and advanced wireless data messaging services. Through its nationwide wireless network and its alliance agreement with Weblink, Metrocall provides paging and wireless data messaging services to over 1,000 U.S. cities, including the top 100 standard metropolitan statistical areas. Since 1993, Metrocall's subscriber base has increased from less than 250,000 to nearly 6.0 million. Metrocall has achieved this growth through a combination of internal growth and a program of mergers and acquisitions. As of September 30, 2001, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

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

RECENT DEVELOPMENTS

         Metrocall's operations require the availability of substantial funds to finance the maintenance and growth of its existing paging operations and subscriber base. At September 30, 2001, Metrocall had approximately $759.0 million outstanding under its credit facility, senior subordinated notes, capital leases and other debt. No additional amounts were available to Metrocall under its credit facility at September 30, 2001. Metrocall's cash and cash equivalents balance at November 2, 2001 was approximately $11.6 million.

         Metrocall's consolidated financial statements as of September 30, 2001 and December 31, 2000, and for the nine-month period and the year then ended, respectively, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001, Metrocall had an accumulated deficit of approximately $1.2 billion and a deficit in working capital of $821.3 million (of which $758.7 million is attributable to the classification of Metrocall's bank and senior subordinated debt as a current liability). Metrocall has had recurring losses from operations and net losses, which are expected to continue into additional periods. There can be no assurance that its operations will become profitable.

         Metrocall's traditional one-way paging operations account for approximately 91% of its revenues and operating cash flow (earnings before interest, taxes, reorganization costs, depreciation and amortization, or "EBITDA"). During the nine months ended September 30, 2001, service, rent and maintenance revenues in its traditional operations declined by approximately $56.7 million and its consolidated operating cash flow declined by approximately $20.3 million compared to the nine months ended September 30, 2000. Metrocall expects that service, rent and maintenance revenues of its traditional paging operations will continue to decline during the remaining months of 2001.

         During 2000, Metrocall began to provide two-way wireless data and messaging services. At December 31, 2000, approximately 112,500 subscribers received these services, and these services generated approximately $9.1 million in service, rent and maintenance revenues. During the nine months ended September 30, 2001, subscribers receiving advanced messaging services increased by approximately 117,790 to 230,290 and service, rent and maintenance revenues from these operations increased to $32.2 million, an increase of $23.1 million from the year ended December 31, 2000. The increases in revenues from advanced messaging services have only partially offset the declines in traditional paging revenues discussed above. Metrocall's advanced messaging services are characterized by higher ARPU, but also higher operating and capital costs, than traditional paging services. Metrocall will seek to expand its advanced messaging data operations during the remainder of 2001, if its financial resources are adequate to continue its investment in wireless data devices.

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

         In light of these circumstances, Metrocall suspended the payments of interest due to holders of its senior subordinated notes on or after March 15, 2001. As of November 2, 2001, Metrocall had defaulted on the payment of interest on each series of its senior subordinated notes ($'s in thousands):

                                                                             Amount of Accrued and Unpaid
                                                                            Interest as of November 2, 2001
                                                                            --------------------------------
11% senior subordinated notes due 20082                                                             $28,375
10 3/8% senior subordinated notes due 2007                                                           15,234
11 7/8% senior subordinated notes due 2005                                                               21
11 7/8% senior subordinated notes due 2005                                                            9,766
9 3/4% senior subordinated notes due 2007                                                            13,300

         Metrocall's Board of Directors approved this action in order to preserve cash to support operations and thereby to generate operating cash flow and preserve value for stakeholders. These defaults presently permit holders of the subordinated notes in question to accelerate this indebtedness.

         Metrocall's bank lenders have delivered a notice of default based on the failure to make the subordinated debt interest payments. The bank lenders have reduced the level of their commitments from an aggregate of $200.0 million to $133.0 million and have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file for protection under Chapter 11 of the Bankruptcy Code. As a result of the suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities at September 30, 2001 and December 31, 2000.

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

         Concurrently with execution of the merger agreement with Weblink, Metrocall and Weblink amended their alliance agreement. Under this agreement, Weblink provides access to its two-way network for transmitting Metrocall's two-way advanced messaging services. The amendment, among other things, extends the term of the agreement to April 2, 2006. It also reduces Metrocall's obligations to contribute to engineering charges related to future construction costs for the two-way network. Weblink, which filed for Chapter 11 protection in May 2001, has assumed this agreement in connection with such proceeding on October 1, 2001.

         Given the continued reductions in its revenues and EBITDA, the termination of the Weblink merger agreement and continuing competitive industry pressures, Metrocall reviewed the carrying value of its long-lived assets for impairment in the quarter ended June 30, 2001. As a result, during the three months ended June 30, 2001, Metrocall wrote down the carrying value of its long-lived assets approximately $279.7 million to their estimated fair value based on its analysis. The estimated fair value of the long-lived assets was determined based on the estimated future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying statements of operations.

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

         Arthur Andersen LLP, Metrocall's independent public accountants expressed substantial doubt about Metrocall's ability to continue as a going concern in their report on the December 31, 2000 financial statements. Arthur Andersen LLP has advised management that if Metrocall cannot restructure its debt or raise sufficient capital to fund operations through 2002 and meet debt obligations in 2002 before the reporting of Metrocall's 2001 year-end results, they will again express substantial doubt about Metrocall's ability to continue as a going concern in their report on the December 31, 2001 financial statements.

         Given the above factors, Metrocall's ability to maintain and grow its subscriber base and satisfy existing bank debt and vendor obligations is contingent upon its ability to generate positive cash flow, as it no longer has access to funding under its credit facility and does not foresee access to capital markets in the near future.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

REVENUES

         The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended September 30, 2000 and 2001.


TRADITIONAL PAGING OPERATIONS                 SEPTEMBER 30,        % OF      SEPTEMBER 30,       % OF     INCREASE OR
REVENUES                                         2000            REVENUES         2001         REVENUES    (DECREASE)
                                           ----------------------------------------------------------------------------
Service, rent and maintenance                     $ 123,203          94.5        $ 102,613         94.9      $(20,590)
Product sales                                        13,353          10.2            8,070          7.5        (5,283)
                                           ----------------------------------------------------------------------------
Total revenues                                      136,556         104.7          110,683        102.3       (25,873)
Net book value of products sold                      (6,114)        (4.7)           (2,517)        (2.3)        3,597
                                           ----------------------------------------------------------------------------
Net revenues                                      $ 130,442        100.00         $108,166        100.0      $(22,276)
                                           ============================================================================

ARPU                                              $    6.75                       $   5.81                   $  (0.94)
Number of subscribers                              6,084,002                     5,706,883                   (377,119)

         Traditional paging service, rent and maintenance revenues decreased approximately $20.6 million from $123.2 million for the three months ended September 30, 2000 ("2000") to $102.6 million for the three months ended September 30, 2001 ("2001"). Over the past several months, Metrocall's traditional units in service have decreased in both its direct and indirect distribution channels. From September 30, 2000, direct distribution channel subscribers have decreased by 61,066 units as a result of subscriber conversions to Metrocall's advanced messaging services and cancellations. From September 30, 2000, indirect distribution subscribers, mainly in Metrocall's reseller and strategic alliance channels, have decreased by 316,053 units. The decrease in the number of indirect subscribers was the result of a decrease in demand for traditional paging products in the reseller channel and Metrocall's desire to increase its average monthly revenue per unit (ARPU) in this relatively low ARPU distribution channel. As a result of the decrease in its traditional subscriber base, ARPU for the three months ended September 30, 2001 decreased by $0.94 to $5.81 from September 30, 2000.

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

         Product sales from traditional operations decreased approximately $5.3 million from $13.4 million in 2000 to $8.1 million in 2001 and decreased as a percentage of net revenues from 10.2% in 2000 to 7.5% in 2001. Net book value of products sold decreased approximately $3.6 million from $6.1 million in 2000 to $2.5 million in 2001 and decreased as a percentage of net revenues from 4.7% in 2000 to 2.3% in 2001. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in the three months ended September 30, 2001.



ADVANCED MESSAGING OPERATIONS                 SEPTEMBER 30,       % OF        SEPTEMBER 30,      % OF      INCREASE OR
REVENUES                                           2000         REVENUES           2001        REVENUES     (DECREASE)
                                           -----------------------------------------------------------------------------
Service, rent and maintenance                      $ 2,111          103.9         $ 12,692        103.7        $10,581
Product sales                                          850           41.8            3,363         27.5          2,513
                                           -----------------------------------------------------------------------------
Total revenues                                       2,961          145.7           16,055        131.2         13,094
Net book value of products sold                       (929)        (45.7)           (3,818)       (31.2)        (2,889)
                                           -----------------------------------------------------------------------------
Net revenues                                       $ 2,032          100.0          $12,237        100.0        $10,205
                                           =============================================================================

ARPU                                                 $19.10                        $ 19.59                        $0.49
Number of subscribers                                49,739                        230,287                      180,548

         Advanced messaging service, rent and maintenance revenues increased $10.6 million to approximately $12.7 million in 2001. The increase in service, rent and maintenance revenues was the result of the placement of 180,548 additional units since September 30, 2000, primarily two-way messaging devices. Metrocall launched its two-way messaging services in late March 2000 and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way and 1.75-way messaging devices through this time. Metrocall expects that its advanced messaging service, rent and maintenance revenues will continue to increase during the remainder of 2001 if its financial resources are adequate to continue its investment in wireless data devices. There can be no assurances that such revenues will continue to increase in future periods.

          Product sales from advanced messaging operations increased approximately $2.5 million to $3.4 million in 2001. Net book value of products sold increased $2.9 million to approximately $3.8 million in 2001. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

         The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended September 30, 2000 and 2001.

                                              SEPTEMBER 30,      % OF         SEPTEMBER 30,     % OF       INCREASE OR
OPERATING EXPENSES                                 2000        REVENUES            2001       REVENUES      (DECREASE)
                                           ------------------------------------------------------------------------------
Service, rent and maintenance                       $30,449       23.0             $ 30,638      25.4              $ 189
Selling and marketing                                25,570       19.3               22,377      18.6            (3,193)
General and administrative                           46,369       35.0               40,113      33.3            (6,256)
Reorganization expenses                                   -          -                2,417       2.0              2,417
Depreciation                                         33,973       25.7               30,812      25.6            (3,161)
Amortization                                         44,612       33.7               16,507      13.7           (28,105)
                                           ------------------------------------------------------------------------------
                                                   $180,973      136.6             $142,864     118.6          $(38,109)
                                           ==============================================================================

                                                                     SEPTEMBER 30,     SEPTEMBER 30,     INCREASE OR
OPERATING EXPENSES PER UNIT IN SERVICE                                   2000               2001         (DECREASE)
                                                           --------------------------------------------------------------
Monthly service, rent and maintenance                                     $1.66               $1.67               $ 0.01
Monthly selling and marketing                                              1.39                1.22               (0.17)
Monthly general and administrative                                         2.53                2.20               (0.33)
                                                           --------------------------------------------------------------
Average monthly operating costs                                           $5.58               $5.09              $(0.49)
                                                           ==============================================================

         Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2000 to 2001. Average monthly operating cost per unit decreased $0.49 from $5.58 per unit for 2000 to $5.09 per unit for 2001. Each operating expense is discussed separately below.

         Service, rent and maintenance expenses increased approximately $0.2 million from $30.4 million in 2000 to $30.6 million in 2001 and increased as a percentage of net revenues from 23.0% in 2000 to 25.4% in 2001. Monthly service, rent and maintenance expense per unit increased from $1.66 per unit in 2000 to $1.67 per unit in 2001. Service, rent and maintenance expenses have increased primarily as a result of an increase in provisioning costs due to the increased number of subscribers receiving advanced messaging services almost fully offset by a decrease in expenses due to the rationalization and re-negotiation of dispatching and subscriber line costs. Metrocall expects that its service, rent and maintenance expenses will increase during the remaining months of 2001 as a result of costs incurred to provide advanced wireless data and messaging to a greater number of subscribers but may be partially offset by a continuing decrease in service, rent and maintenance expenses incurred in its traditional operations due to anticipated tower de-constructions and other cost reduction initiatives.

          Selling and marketing expenses decreased approximately $3.2 million from $25.6 million in 2000 to $22.4 million in 2001 and decreased as a percentage of net revenues from 19.3% in 2000 to 18.6% in 2001. The overall expense decrease was primarily the result of reductions in print and media advertising and salaries and commissions expenses as a result of a slightly smaller sales and marketing force. Monthly selling and marketing expense per unit has decreased from $1.39 per unit in 2000 to $1.22 per unit in 2001. Metrocall expects that selling and marketing expenses may increase slightly during the remaining months of 2001 as Metrocall continues to promote its advanced messaging services.

         General and administrative expenses decreased by $6.3 million from $46.4 million in 2000 to $40.1 million, and decreased as a percentage of net revenues from 35.0% in 2000 to 33.3% in 2001. The decrease in general and administrative expenses was primarily the result of a reduction in salaries, telephone administrative services, and professional service, due to several cost containment initiatives that focused on its back office centralization and rationalization. These expense reductions were partially offset by an increase in other operating expenses including bad debt and business insurance. Metrocall expects general and administrative expenses to decrease in future quarters as a result of cost reduction initiatives. Such initiatives have included a reduction in staffing in administrative and overhead positions primarily through attrition, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions. Metrocall expects that general and administrative expenses will continue to decline during the remaining months of 2001 as it continues to focus on such efforts.

         Reorganization expenses consist of costs incurred related to the Weblink merger which Metrocall terminated in May 2001, and legal, investment banking, and other costs incurred to stabilize the company and to evaluate its restructuring options. Metrocall expects that restructuring costs will decrease during the remainder of 2001 but will continue to be significant in future months as it formulates and implements its restructuring plans.

         Depreciation expense decreased approximately $3.2 million from $34.0 million in 2000 to $30.8 million in 2001. The decrease in depreciation expense resulted from a combination of lower capital expenditures on subscriber equipment, and, assets such as property, plant and equipment and computer hardware and software, that have been fully depreciated since September 30, 2000. This trend should continue into the fourth quarter as further assets become fully depreciated.

         Amortization expenses decreased approximately $28.1 million from $44.6 million in 2000 to $16.5 million in 2001. This decrease was primarily the result of a lower intangible asset base due the write down of the carrying value of goodwill and FCC licenses acquired in past merger and acquisitions of traditional paging businesses as previously discussed. Amortization expenses were comprised of the following elements in 2000 and 2001:

         Amortization expenses were comprised of the following elements in 2000 and 2001:

                                 AMORTIZATION PERIOD        SEPTEMBER 30,        SEPTEMBER 30,        INCREASE OR
                                                                2000                 2001             (DECREASE)
                               --------------------------------------------------------------------------------------
Subscriber lists.............          3 years                      $33,949               $14,482          ($19,467)
FCC licenses.................         10 years                        9,029                   361            (8,668)
Other........................          Various                        1,634                 1,664                 30
                                                        -------------------------------------------------------------
                                                                    $44,612               $16,507           (28,107)
                                                        =============================================================

Amortization expenses are expected to decrease in future periods.

OTHER INCOME/(EXPENSES)

                                                                   SEPTEMBER 30,       SEPTEMBER 30,     INCREASE OR
OTHER                                                                   2000                2001         (DECREASE)
                                                               -------------------------------------------------------
Other income/(expenses), net                                                  $499            $(2,738)       $(3,237)
Interest expense                                                          (20,672)            (20,613)           (59)
Extraordinary item, net of income taxes                                      3,862                   -        (3,862)
Net loss                                                                  (64,810)            (45,812)       (18,998)
Preferred dividends                                                        (2,327)             (2,636)            309

EBITDA                                                                    $ 30,086             $27,275       $(2,811)

         Interest expense decreased approximately $0.1 million, from $20.7 million in 2000 to $20.6 million in 2001 due to lower average interest rates as the prime lending rate that banks charge their customers declined during 2001. Total debt increased $19.0 million from $740.0 million at September 30, 2000 to $759.0 million at September 30, 2001. Average debt balances were approximately $5.3 million lower in 2001 than 2000, primarily as a result of the exchange of senior subordinated notes into common stock in 2000, but were partially offset by higher balances outstanding under the credit facility.

         Metrocall's net loss decreased approximately $18.9 million from $64.8 million in 2000 to $45.8 million in 2001 mainly as a result of the above mentioned events. Metrocall expects net losses to continue for the remainder of 2001 and into future periods.

         Preferred dividends increased approximately $0.3 million in 2001 from $2.3 million in 2000 to $2.6 million in 2001. The increase was a result of higher dividends paid to the holders of the Series A Preferred due to the compounding nature of the preferred stock series.

         EBITDA as defined by Metrocall means earnings before interest, taxes, reorganization related expenses, depreciation and amortization. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered as an alternative to net income (loss) from operations, cash flows from operating activities, or any other measure of financial performance under GAAP. EBITDA decreased $2.8 million from $30.1 million in 2000 to $27.3 million in 2001. The decrease was due to the decrease in net revenue of $12.8 million and the decrease in operating expenses of $9.3 million. EBITDA margin decreased from 22.7% in 2000 to 22.6% in 2001. Although EBITDA for the three months ended September 30, 2001 increased by $2.6 million from the three months ended June 30, 2001, and $3.4 million from the three months ended March 31, 2001, it may continue to decrease from previous levels until such time as Metrocall can produce meaningful revenue contribution from the new two-way messaging products and services.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

         The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the nine month periods ended September 30, 2000 and 2001.


TRADITIONAL PAGING OPERATIONS                SEPTEMBER 30,        % OF      SEPTEMBER 30,        % OF     INCREASE OR
REVENUES                                          2000          REVENUES         2001          REVENUES    (DECREASE)
                                           ----------------------------------------------------------------------------
Service, rent and maintenance                    $ 376,112          96.1        $ 319,459          95.2      $(56,653)
Product sales                                       38,363           9.8           26,524           7.9       (11,839)
                                           ----------------------------------------------------------------------------
Total revenues                                     414,475         105.9          345,983         103.1       (68,492)
Net book value of products sold                    (22,931)        (5.9)          (10,291)         (3.1)       12,640
                                           ----------------------------------------------------------------------------
Net revenues                                     $ 391,544         100.0         $335,692         100.0      $(55,852)
                                           ============================================================================

ARPU                                                 $6.97                          $5.87                      $(1.10)
Number of subscribers                            6,084,002                      5,706,883                    (377,119)

         Traditional paging service, rent and maintenance revenues decreased approximately $56.7 million from $376.1 million for the nine months ended September 30, 2000 ("2000") to $319.5 million for the nine months ended September 30, 2001 ("2001"). Over the past several months, Metrocall's traditional units in services have decreased in both its direct and indirect distribution channels. From September 30, 2000, direct distribution channel subscribers have decreased by 61,066 units as a result of subscriber conversions to Metrocall's advanced messaging services and cancellations. From September 30, 2000, indirect distribution subscribers, mainly in Metrocall's reseller and strategic alliance channels, have decreased by 316,053 units. The decrease in the number of indirect subscribers was the result of a decrease in demand for traditional paging products in the reseller channel and Metrocall's desire to increase its average monthly revenue per unit (ARPU) in this relatively low ARPU distribution channel. As a result of the decrease in its traditional subscriber base, ARPU for the nine months ended September 30, 2001 decreased by $1.10 to $5.87 from September 30, 2000.

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

         Product sales from traditional operations decreased approximately $11.8 million from $38.3 million in 2000 to $26.5 million in 2001 and decreased as a percentage of net revenues from 9.8% in 2000 to 7.9% in 2001. Net book value of products sold decreased approximately $12.6 million from $22.9 million in 2000 to $10.3 million in 2001 and decreased as a percentage of net revenues from 5.9% in 2000 to 3.1% in 2001. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in the nine months ended September 30, 2001.

ADVANCED MESSAGING OPERATIONS                SEPTEMBER 30,        % OF      SEPTEMBER 30,        % OF     INCREASE OR
REVENUES                                          2000          REVENUES         2001          REVENUES    (DECREASE)
                                           ----------------------------------------------------------------------------
Service, rent and maintenance                      $ 4,593         102.5         $ 32,173         107.1       $27,580
Product sales                                        1,168          26.1            6,880          22.9         5,712
                                           ----------------------------------------------------------------------------
Total revenues                                       5,761         128.6           39,053         130.0        33,292
Net book value of products sold                     (1,279)       (28.6)           (9,014)        (30.0)        7,735
                                           ----------------------------------------------------------------------------
Net revenues                                       $ 4,482         100.0          $30,039         100.0       $25,557
                                           ============================================================================

ARPU                                               $ 23.10                        $  19.91                     $(3.19)
Number of subscribers                               49,739                         230,287                    180,548

         Advanced messaging service, rent and maintenance revenues increased $27.6 million to approximately $32.2 million in 2001. The increase in service, rent and maintenance revenues was the result of the placement of 180,548 additional units since September 30, 2000, primarily two-way messaging devices. Metrocall launched its two-way messaging services in late March 2000 and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way and 1.75-way messaging devices through this time. Metrocall expects that its advanced messaging service, rent and maintenance revenues will continue to increase during the remainder of 2001 if its financial resources are adequate to continue its investment in wireless data devices. There can be no assurances that such revenues will continue to increase in future periods.

          Product sales from advanced messaging operations increased approximately $5.7 million to $6.9 million in 2001. Net book value of products sold increased $7.7 million to approximately $9.0 million in 2001. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected life of the customer relationship.

OPERATING EXPENSES

         The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the nine months ended September 30, 2000 and 2001.

                                         SEPTEMBER 30,      % OF       SEPTEMBER 30,      % OF      INCREASE OR
OPERATING EXPENSES                            2000        REVENUES         2001         REVENUES     (DECREASE)
------------------------------------------------------------------------------------------------------------------
Service, rent and maintenance                 $ 93,599       23.6            $ 95,001      26.0            $1,402
Selling and marketing                           77,035       19.5              71,412      19.5           (5,623)
General and administrative                     129,237       32.6             123,434      33.7           (5,803)
Reorganization expenses                              -          -              12,876       3.5            12,876
Depreciation                                    87,860       33.3              95,811      26.2             7,951
Amortization                                   131,766      131.2             351,350      96.1           219,584
                                       ---------------------------------------------------------------------------
                                              $519,497      137.7            $749,884     205.0          $230,387


                                                                   SEPTEMBER 30,     SEPTEMBER 30,   INCREASE OR
OPERATING EXPENSES PER UNIT IN SERVICE                                  2000              2001       (DECREASE)
------------------------------------------------------------------------------------------------------------------
Monthly service, rent and maintenance                                      $1.72             $1.70        $(0.02)
Monthly selling and marketing                                               1.42              1.28         (0.14)
Monthly general and administrative                                          2.38              2.21         (0.17)
                                                                --------------------------------------------------
Average monthly operating costs                                            $5.52             $5.19        $(0.33)

         Overall, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2000 to 2001. Average monthly operating cost per unit decreased from $5.52 per unit for 2000 to $5.19 per unit for 2001. Each operating expense is discussed separately below.

         Service, rent and maintenance expenses increased approximately $1.4 million from $93.6 million in 2000 to $95.0 million in 2001 and increased as a percentage of net revenues from 23.6% in 2000 to 26.0% in 2001. Service, rent and maintenance expenses have increased primarily as a result of an increase in provisioning costs due to an increased number of subscribers receiving advanced messaging services almost fully offset by rationalization and re-negotiation of dispatching and subscriber line costs. Metrocall expects that its service, rent and maintenance expenses will increase during the remaining months of 2001 as a result of costs incurred to provide advanced wireless data and messaging to a greater number of subscribers but may be partially offset by a continuing decrease in service, rent and maintenance expenses incurred in its traditional operations due to anticipated tower de-constructions and other cost reduction initiatives.

          Selling and marketing expenses decreased approximately $5.6 million from $77.0 million in 2000 to $71.4 million in 2001 and as a percentage of net revenues remained at 19.5% in 2000 and 2001 respectively. The overall expense decrease was primarily the result of reductions in advertising and salaries and commissions expenses. Selling and marketing expenses decreased as a percentage of revenues during 2001 as a result of the decline in selling and marketing expenses. Monthly selling and marketing expense per unit has decreased from $1.42 per unit in 2000 to $1.28 per unit in 2001 primarily as a result of lower selling and marketing costs during the nine months ended September 30, 2000. Metrocall expects that selling and marketing expenses may increase during the remaining months of 2001 as Metrocall continues to promote its advanced messaging services.

         General and administrative expenses decreased by $5.8 million from $129.3 million in 2000 to $123.4 million, and increased as a percentage of net revenues from 32.6% in 2000 to 33.7% in 2001. Monthly general and administrative expense per unit has decreased from $2.38 per unit in 2000 to $2.21 per unit in 2001. The decrease in general and administrative expenses was the result of a reduction in salaries, telephone administrative services, and professional services offset by an increase in other operating expenses including bad debt and business insurance. Metrocall expects general and administrative expenses to decrease in future quarters as a result of cost reduction initiatives. Such initiatives have included a reduction in staffing in administrative and overhead positions primarily through attrition, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions. Metrocall expects that general and administrative expenses will continue to decline during the remaining months of 2001 as it continues to focus on cost containment and reduction efforts.

         Reorganization expenses consist of costs incurred related to the Weblink merger which Metrocall terminated in May 2001, and legal, investment banking, and other costs incurred to stabilize the company and to evaluate its restructuring options. Metrocall expects that restructuring costs will decrease during the remainder of the year but will continue to be significant in future months as it formulates and implements its restructuring plans.

         Depreciation expenses increased approximately $7.9 million from $87.9 million in 2000 to $95.8 million in 2001. The increase in depreciation expense resulted primarily from depreciation expense on subscriber equipment and property, plant and equipment and computer hardware and software that has been acquired since September 30, 2000.

         Amortization expenses increased $219.6 million from $131.8 million in 2000 to $351.4 million in 2001. This increase was primarily the result of the asset write down previously discussed, partially offset by a reduction in intangibles. Amortization expenses were comprised of the following elements in 2000 and 2001:

                                 AMORTIZATION           SEPTEMBER 30,           SEPTEMBER 30,       INCREASE OR
                                    PERIOD                   2000                    2001           (DECREASE)
                               --------------------------------------------------------------------------------------
Subscriber lists............        3 years                   $99,705                 $43,523              $(56,182)
FCC licenses...............        10 years                    27,023                 187,722                160,699
Goodwill..................         10 years                         -                 115,436                115,436
Other........................       Various                     5,038                   4,669                  (369)
                                                  -------------------------------------------------------------------
                                                             $131,766                $351,350               $219,584
                                                  ===================================================================


Amortization expenses are expected to significantly decrease in future periods.

OTHER INCOME/(EXPENSES)

                                                                  SEPTEMBER 30,     SEPTEMBER 30,        INCREASE OR
OTHER                                                                  2000              2001             (DECREASE)
                                                               -------------------------------------------------------
Other income/(expenses), net                                              $ 678         $ (6,218)          $  (6,896)
Interest expense                                                       (63,416)          (61,793)             (1,623)
Income tax benefit                                                       18,678                -             (18,678)
Extraordinary item, net of income taxes                                  19,649                -             (19,649)
Net loss                                                              (147,882)         (452,164)           (304,282)
Preferred dividends                                                     (7,413)           (7,670)                 257
Series C Preferred exchange inducement                                  (6,308)                -              (6,308)

EBITDA                                                                   96,155            75,884            (20,271)

         Interest expenses decreased approximately $1.6 million from $63.4 million in 2000 to $61.8 million in 2001. Interest expense decreased due to lower average interest rates during 2001 which were the result of a decline in the prime lending rate that the banks charge their customers. Total debt increased $19.0 million from $740.0 million in 2000 to $759.0 million in 2001. Average debt balances were approximately $5.3 million lower in 2001 than 2000, primarily as a result of the exchange of senior subordinated notes into common stock in 2000, but were partially offset by higher balances outstanding under the credit facility.

         Income tax benefit decreased approximately $18.7 million from $18.7 million in 2000 to $0.0 million in 2001. The decrease in the income tax benefit in 2001 was primarily the result of the providing for a valuation allowance against the net deferred tax asset arising primarily from Metrocall's net loss position in 2001.

         Extraordinary item represents the net extraordinary gain recorded as a result of the exchange, during 2000, of $67.3 million aggregate principal amount of Metrocall's senior subordinated notes into Metrocall's common stock. The $19.7 million net gain represents the difference between the carrying value of the notes at the time of exchange and the fair value of the common stock issued less the write-off of a portion of the related deferred financing costs and a provision for income taxes.

         Metrocall's net loss increased approximately $304.3 million from $147.9 million in 2000 to $452.2 million in 2001 as a result of the above events. Metrocall expects net losses to continue for the remainder of 2001 and into future periods.

         Preferred dividends increased approximately $0.3 million in 2001 from $7.4 million in 2000 to $7.7 million in 2001. The increase was a result of higher dividends paid to the holders of the Series A Preferred due to the compounding nature of the preferred stock series.

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

         EBITDA decreased approximately $20.3 million from $96.2 million in 2000 to $75.9 million in 2001. As a percentage of net revenues, EBITDA decreased from 24.3% in 2000 to 20.8% in 2001. EBITDA may continue to decrease until such time as Metrocall can produce meaningful revenue contribution from the new two-way messaging products and services.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
         For the nine months ended September 30, 2001, net cash provided by operating activities decreased by approximately $5.6 million from $41.0 million for the nine months ended September 30, 2000 to $35.4 million for the nine months ended September 30, 2001. The decrease in cash provided by operating activities was primarily the result of an increase in the net loss, a decrease in the accounts receivable and accounts payable, partially offset by an increase in accrued interest payable, which is a result of the suspension of interest payments on Metrocall's senior subordinated notes.

         Net cash used in investing activities decreased approximately $44.4 million from $96.1 million for the nine months ended September 30, 2000 to $51.7 million for the nine months ended September 30, 2001. The decrease in net cash used for investing activities was primarily the result of a decrease in purchases of subscriber equipment. Capital expenditures were approximately $80.4 million and $49.3 million for the nine months ended September 30, 2000 and 2001, respectively. Capital expenditures for the nine months ended September 30, 2001 included approximately $41.7 million for subscriber equipment, representing increases in traditional and wireless data devices on hand and net increases to the rental subscriber base. The balance of capital expenditures included $4.3 million for information systems and computer related equipment, $2.5 million for network construction and development and $0.8 million for general purchases including leasehold improvements and office equipment.

         Total capital expenditures for the year ending December 31, 2001 are estimated to be approximately $66.0 million primarily for the acquisition of traditional and wireless data devices, paging and transmission equipment and information systems enhancement. Metrocall expects that its capital expenditures for the year ending December 31, 2001, will be financed through operating cash flow and existing cash balances. Projected capital expenditures are subject to change based on internal growth, general business and economic conditions and competitive pressures. Future cash requirements include investment in subscriber equipment and network infrastructure.

         Net cash provided by financing activities decreased approximately $80.1 million from $79.6 million for the nine months ended September 30, 2000 to ($0.5) million for the nine months ended September 30, 2001. No capital-raising events or borrowings from Metrocall's credit facility occurred during the nine months ended September 30, 2001. This accounts for the decrease compared to the nine months ended September 30, 2000, during which time Metrocall borrowed $30.0 million under the credit facility and received net proceeds from the issuance of common stock of approximately $51.9 million. Metrocall's cash and cash equivalents balance at September 30, 2001 and November 2, 2001 was $9.7 million and $11.6 million, respectively.

TOTAL DEBT
         At September 30, 2001 and December 31, 2000, total debt consisted of (in thousands):


                                                                           DECEMBER 31         SEPTEMBER 30
                                                                              2000                 2001
    ---------------------------------------------------------------     ----------------    -------------------
    Borrowings under the credit facility                                     $  133,000            $   133,000
    Senior subordinated notes                                                   625,551                625,668
    Capital leases and other debt                                                 3,376                    320
                                                                        ----------------    -------------------
                                                                             $  761,927            $   758,988
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

         In December 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. (of which Metrocall is the successor) before the Industrial Relations Board of New South Wales, Australia. ETS challenged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks declaratory relief and also contains a demand for payment of $33 million (Australian) (approximately US $17.0 million at current exchange rates). Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall believes the claim is without merit.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.


    EXHIBIT
    NUMBER        EXHIBIT DESCRIPTION
    ------        -------------------
    11.1          Statement re: computation of per earnings share






     (b) Reports on Form 8-K

         Form 8-K dated September 19, 2001, reporting the change of Section 5 - "Other Items", to include notice of the hearing of motions by Weblink Wireless, Inc. in the United States Bankruptcy Court for the Northern District of Texas Dallas Division seeking the entry of an order approving the debtors' assumption of the Strategic Alliance Agreements and National Services Agreement, each as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001                            METROCALL, INC.


                                     By:     /s/ VINCENT D. KELLY
                                          --------------------------------------
                                                 Vincent D. Kelly
                                            Chief Financial Officer,
                                    Treasurer and Executive Vice President

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER        EXHIBIT DESCRIPTION
    ------        -------------------
    11.1          Statement re: computation of earnings per share