Form 10-K
period 2001-12-31
METROCALL INC
filed 2002-04-12
CIK 906525

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 TITLE OF CLASS
                                  -----------

                         COMMON STOCK ($.01 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $5,673,124 based on the closing sales price on March 4, 2002.

COMMON STOCK, PAR VALUE $0.01 -- 89,975,772 SHARES OUTSTANDING ON APRIL 1, 2002

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Additional documents will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    3
Item 2   Properties..................................................   12
Item 3   Legal Proceedings...........................................   13
Item 4   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5   Market for Metrocall's Common Stock and Related Security
         Holder Matters..............................................   13
Item 6   Selected Financial Data.....................................   14
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   17
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   35
Item 8   Financial Statements and Supplementary Data.................   36
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   36

                                 PART III
Item 10  Directors and Executive Officers of the Company.............   36
Item 11  Executive Compensation......................................   36
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   36
Item 13  Certain Relationships and Related Transactions..............   37

                                  PART IV
Item 14  Exhibits....................................................   37
Signatures...........................................................   41

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

     - Metrocall's suspension of subordinated debt interest payments and possible acceleration of Metrocall's indebtedness as a result, among other things, of its failure to pay scheduled subordinated debt interest payments;

     - Metrocall's history of net operating losses;

     - the effects of the probable filing of a petition under the Bankruptcy Code by or against Metrocall;

     - Metrocall's ability to implement its new business strategies including its ability to successfully implement its plan of reorganization under Chapter 11;

     - Metrocall's reliance on another messaging company -- itself subject to a bankruptcy proceeding -- to provide access to a two-way messaging network;

     - Metrocall's ability to cover fixed charges;

     - Metrocall's historical dependence on key suppliers, including Motorola Inc. for advanced messaging devices and traditional paging equipment and Glenayre Electronics, Inc. for terminals and transmitters.

     - the restrictive covenants governing Metrocall's indebtedness;

     - the impact of competition and technological developments;

     - satellite transmission failures;

     - subscriber turnover;

     - litigation;

     - regulatory changes;

     - dependence on key management personnel.

     - the reliance of Metrocall's current business model on a continued revenue stream from advanced messaging which is otherwise subject to certain risks.

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

ITEM 1.  BUSINESS

GENERAL

     Metrocall is a leading provider of local, regional and national one-way or "traditional" paging and two-way or "advanced wireless data and messaging" services. Through its one-way nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, Metrocall's subscriber base has increased from less than 250,000 to a high of 6.3 million as of June 30, 2001 and is presently 5.4 million, including approximately 231,400 subscribers receiving advanced data and messaging services. This growth was achieved through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 2001, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

TRADITIONAL PAGING AND WIRELESS MESSAGING INDUSTRY OVERVIEW

     Metrocall believes that traditional paging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area either directly to a person traveling or to various fixed locations. Traditional paging, as a one-way communications tool, is a way to communicate at a lower cost than current two-way communication methods, such as cellular and personal communication services (PCS) telephones. For example, the paging and messaging equipment and air time required to transmit an average message cost less than the equipment and air time for cellular and PCS telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee, which covers a fixed number of messages sent to the subscriber. In addition, these messaging devices are unobtrusive and portable.

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

     Metrocall continues to market advanced wireless data and messaging services, which use narrowband PCS networks and currently include two-way messaging and other short messaging-based services and applications through its alliance agreement with Weblink Wireless, Inc. (Weblink). Metrocall believes that this method of communication is also a way to communicate at a lower cost than other forms of two-way wireless communications and for longer periods of time due to superior battery life. In addition, advanced messaging devices, which are supported by the ReFlex communications technology, cover a substantially larger geographic area than broadband PCS networks. Because advanced wireless messaging uses narrowband PCS networks, which utilize a two-way spectrum, advanced messaging devices offer advantages over the traditional one-way spectrum that some paging networks use. The two-way spectrum enables a wireless device to emit a signal that notifies the network of the device's location and permits the network to send the message to transmitters closest to the messaging device. In contrast, one-way spectrum requires the message to be sent to all transmitters within a geographic area and not necessarily to those transmitters closest to the messaging device. Therefore, a two-way device utilizes less air-time of the spectrum and creates more airtime efficiency, particularly in the areas farthest from the messaging device.

     Examples of advanced messaging services include:

     - "Confirmation" or "response" messaging that sends a message back to the network confirming that a message has been received;

     - two-way messaging, which permits users to communicate wirelessly with other portable messaging devices, Internet e-mail, as well as short message "information pulls" which are initiated by the user and which enable subscribers to receive customized stock quotes/portfolio information, weather reports, Internet information access, corporate Intranet information retrieval, and other information. This functionality is completely wireless and untethers the user from the personal computer.

RECENT DEVELOPMENTS

     Please see Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a complete description of Recent Developments.

METROCALL'S PAGING AND WIRELESS MESSAGING OPERATIONS

 Services and Subscribers

     Metrocall currently provides several traditional and advanced wireless data and messaging services, including:

 Traditional Paging Services

     - Digital display (numeric) paging, which permits a subscriber to receive a telephone number or other numeric coded information and to store several such numeric messages that the customer can recall when desired;

     - alphanumeric display paging, which allows subscribers to receive and store text messages from a variety of sources including the Internet;

     At December 31, 2001, 5,117,787 subscribers received traditional paging services, of which approximately 77% of its subscriber devices in service were digital display devices, and approximately 23% were alphanumeric display devices.

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

          - Filter e-mails received on the messaging device through user controls located on the device; and,

          - Redirect e-mail attachments using the messaging device.

     Metrocall introduced its advanced wireless data and messaging services in 2000. At December 31, 2001, 231,444 subscribers received these services. Subscribers who use paging and advanced wireless data and messaging services have traditionally included small business operators and employees, professionals, medical personnel, sales and service providers, construction and trades-people, and real estate brokers and developers.

     Metrocall subscribers either buy or lease their messaging and paging devices. Volume discounts on lease payments and service fees have been offered to large volume subscribers. In some instances, Metrocall's subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing, collection and related costs with respect to their customers.

     Metrocall also provides enhancements and ancillary services for its traditional and advanced messaging subscribers such as:

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

  Other Service Offerings

     Metrocall also provides other wireless messaging and telecommunication services, including:

     - Cellular and PCS phones -- Metrocall distributes digital broadband and PCS phones and other products through its distribution or dealer agreements with AT&T Wireless, Inc. (AT&T Wireless), Nextel Communications, Inc. (Nextel) and other carriers;

     - Systems Applications -- Metrocall's systems applications division provides solutions to communications challenges to an organization's overall efficiency. This division integrates multiple platforms into one universal system that also provides a conduit to the wireless world. By offering these products Metrocall fulfills the communications demands of large workforces such as corporations, manufacturers, municipalities, and healthcare organizations, particularly in campus like settings. Metrocall's Integrated Resource Management System manages in-house and wide area messaging systems while reducing telecommunications costs.

     - ATM Services -- Partnering with industry leaders, such as Cisco, Hewlett Packard, Lucent and others, Metrocall has constructed a highly reliable ATM network capable of supporting integrated voice, data, video and other high speed, high volume mission critical elements.

  SALES AND MARKETING

  Direct Distribution Channels

     - Direct Sales. Metrocall's direct sales personnel sell its messaging services and products primarily to businesses, placing special emphasis on key accounts of strategic importance. Metrocall's direct sales personnel generally target businesses that have multiple work locations or have highly mobile employees. Metrocall's sales compensation plans are designed to motivate direct sales personnel to focus on selling rather than leasing traditional pagers and advanced wireless data and messaging devices, which reduces capital requirements, and to increase sales of higher revenue product enhancements, such as nationwide coverage, alphanumeric service and voice mail. In 2002, Metrocall expects to focus its resources mainly on business and government subscribers in its direct sales channel.

     - Database Telemarketing. Metrocall's internal, professionally trained staff generates sales by utilizing computerized lead management and telemarketing techniques combined with its proprietary lead screening and development protocol. Using acquired lists to focus their efforts, Metrocall's internal staff targets groups of consumers and small businesses who have a propensity to use paging and messaging services but are either in a region where Metrocall does not have a direct sales effort or have not been reached by other distribution channels. In Metrocall's marketing efforts, it uses only commercially available public information to analyze and target new customers and does not use "Customer Proprietary Network Information" in a way that would conflict with the Communications Act of 1934, as amended (the "Communications Act"), or the Federal Communications Commission (FCC) rules.

     - Company-Owned Retail Stores. Metrocall's retail outlets are designed to sell higher ARPU services to the consumer market segment directly while providing Metrocall with a point of presence to enhance its brand recognition. These retail outlets take a variety of forms, such as mall stores, kiosks, mall carts, retail merchandising units and mall center locations. Products sold to consumers at company owned retail stores include paging, messaging, cellular, PCS and satellite TV services and related accessories. Many of these locations function as customer service and payment centers in addition to offices for direct sales representatives.

     In 2002, Metrocall will reduce the number of its company-owned stores, closing stores that do not meet certain operating criteria, (e.g. positive operating cash flow statistics). Metrocall believes the de-emphasis and reduction of this channel in 2002 will positively affect its consolidated operating and free cash flows given that recurring revenues will continue to be generated from subscribers receiving monthly airtime services while compensation and rental expenses associated with these closed stores will be eliminated. Metrocall believes the churn on this subscriber base will continue to be high in 2002. As of March 31, 2002, there were 30 company-owned retail stores in operation.

  Indirect Distribution Channels

          Metrocall's indirect channels provide for the distribution of airtime services to end-subscribers using an intermediary party to contract with the end-subscriber. Metrocall contracts directly with, and invoices, the intermediary for such airtime services. There is no contractual relationship that exists between Metrocall and the end-subscriber. Unless otherwise described below, Metrocall does not normally provide customer service or billing support to the end-subscriber. Subscriber units placed in the indirect distribution channels typically have ARPU statistics below units placed in the direct distribution channels. In addition, operating costs per unit to provide these services are significantly below that required in the direct distribution channels. Metrocall's churn in its indirect distributions has been at a much higher rate than its direct distribution customers. Metrocall's retention efforts in these channels are difficult because of the lack of visibility to the end-subscriber. Metrocall expects that high churn rates in its indirect distribution channels will continue in 2002. Metrocall expects to de-emphasize these channels in 2002 in view of the resource requirements that would be required to offset the expected churn. The indirect distribution channels below accounted for approximately 23% of net revenues for the year ended December 31, 2001.

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

       Metrocall has entered into alliances with companies in the long distance, local exchange, cable, Internet, retail, direct response and multi-level marketing businesses such as Alltel Inc., AT&T Wireless and Verizon, Inc. Metrocall believes that these programs will help deliver paging, advanced messaging services and two-way messaging to market segments that its other distribution channels may not reach cost-effectively.

     - Retail Outlets. Metrocall sells pagers on a wholesale basis to retail outlets, such as office supply, electronics and general merchandise chains, for resale to their customers. Metrocall selects these outlets based on factors such as the number of stores in a region and the extent of their advertising. These outlets then sell the pager itself and provide limited customer service to the consumer. Metrocall provides sales incentives and advertising support, and trains sales personnel to enhance a retail outlet's effectiveness and to ensure that the customer is well educated regarding the product.

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

     Subscribers by Geographic Region. Set forth below is the number of messaging devices that Metrocall has in service by geographic region.

                          NUMBER OF DEVICES IN SERVICE

FOR THE YEARS ENDED DECEMBER 31,                      1999         2000         2001
--------------------------------                    ---------    ---------    ---------
Northeast.........................................    781,663      843,617      640,918
Mid-Atlantic......................................    799,775      848,379      728,419
Southeast.........................................  1,261,545    1,303,382    1,047,044
Central...........................................  1,879,162    1,962,426    1,941,816
West..............................................    750,000      792,546      668,100
Northwest.........................................    455,794      504,023      428,768
                                                    ---------    ---------    ---------
          Total...................................  5,927,939    6,254,373    5,455,065
                                                    =========    =========    =========

     Subscribers by Distribution Channel. Set forth below is the respective numbers and percentages of messaging devices that Metrocall services through its distribution channels:

                        OWNERSHIP OF DEVICES IN SERVICE

                                           1999                     2000                     2001
                                  ----------------------   ----------------------   ----------------------
FOR THE YEARS ENDED DECEMBER 31,   NUMBER     PERCENTAGE    NUMBER     PERCENTAGE    NUMBER     PERCENTAGE
--------------------------------  ---------   ----------   ---------   ----------   ---------   ----------
Direct Channels:
  Company-owned and leased to
     subscribers..............    1,925,903       33%      1,967,613       32%      1,899,381       35%
  Customer-owned and
     maintained...............      616,829       10         667,962       11         758,505       14
  Company-owned retail stores
     (CORS)...................      184,010        3         145,022        2         117,973        2
Indirect Channels:
  Resellers...................    2,579,286       44       2,771,394       44       2,102,855       39
  Strategic partners and
     affiliates...............      475,487        8         585,777        9         470,450        8
  Retail......................      146,424        2         116,605        2         105,901        2
                                  ---------      ---       ---------      ---       ---------      ---
          Total...............    5,927,939      100%      6,254,373      100%      5,455,065      100%
                                  =========      ===       =========      ===       =========      ===

  NETWORK AND EQUIPMENT

     Metrocall has developed a state-of-the-art paging and messaging system utilizing current technology, which achieves optimal building penetration, wide-area coverage and the ability to deliver new and enhanced messaging services. This existing paging transmission equipment has significant capacity to support future growth.

     Metrocall's messaging services are initiated when telephone calls or short message based text services are placed to its Company-maintained paging terminals. These state-of-the-art terminals have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal. Metrocall's paging terminals direct pages from the Public Switched Telephone Network (PSTN) or from the Intranet to Metrocall's "Global Messaging Gateway", its primary satellite transmission hub located in Stockton, California, which signals terrestrial network transmitters providing coverage throughout the service area. Metrocall transmits a majority of its traffic through this facility. The facility operates 24 hours per day, seven days per week.

     Metrocall has three exclusive nationwide one-way frequencies and a nationwide 50/50 KHz narrowband personal communication (NPCS) license issued by the FCC and is operating in each of the largest 100 SMSA's. Metrocall began operating the nationwide network on one of the three one-way channels in November 1993. Metrocall developed a special home gateway switch that allows all of Metrocall's existing regional based paging terminals to route two-way messaging data to this centralized gateway for delivery into the two-way ReFLEX 25 network owned by Weblink. Metrocall is also capable of providing local paging in many markets served by the nationwide network by using nationwide transmitters to carry local messages. Services provided through the nationwide network are marketed to subscribers directly through Metrocall's sales force and indirectly through retailers and resellers. Metrocall also operates a series of regional operating systems or networks consisting of primary networks serving Arizona, California, Utah, Texas, Florida, Illinois, Oregon, Washington, Colorado and Nevada, and the area from Boston to the Virginia/North Carolina border, and a ten (10) state region in the Southeastern portion of the U.S.

  MANAGEMENT INFORMATION SYSTEMS, CUSTOMER INVOICING AND SERVICES

     Metrocall has centralized certain operating functions and utilizes common and distributed billing and subscriber management systems, which permits it to increase its operating efficiencies and focus regional management on sales and distribution. The functions Metrocall has centralized into its national operations center in Alexandria, Virginia include accounting, management information systems, inventory and order fulfillment.

     Metrocall maintained three national customer service call centers during 2001, which were critical factors in marketing and servicing the nationwide network to all markets in the United States. Metrocall's centers handled customer inquiries from existing and potential customers and supported its distribution channel initiatives. At December 31, 2001, its three centers were staffed with approximately 438 employees. During the first quarter of 2002 Metrocall consolidated its Kirkland, Washington and Pensacola, Florida centers into a larger facility in Pensacola, Florida. This call center is open seven days per week, 24 hours per day. Metrocall employs state-of-the-art call management technology (such as an automated call distribution system and interactive voice response capabilities) to provide quality customer service and to track both the productivity and the quality of the performance of its customer service representatives.

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

     Metrocall also competes directly and indirectly with providers of narrowband and broadband PCS services. Narrowband PCS provides enhanced or advanced paging and messaging capabilities, such as "confirmation" or "response" paging and two-way messaging, services which Metrocall provides in its advanced wireless data and messaging operations through its alliance with WebLink. Broadband PCS provides new types of communications devices that include multi-functional portable phones and imaging devices. In addition, the flat rate digital broadband PCS services is declining to a level that directly competes with the traditional paging services offered by Metrocall. In addition, new products and technologies being developed by and/or for broadband PCS providers is resulting in increased competition for market share of existing and prospective advanced messaging subscribers. Metrocall has distribution agreements with AT&T Wireless, Nextel and other carriers enabling it to offer digital broadband PCS telephones which may be bundled to subscribers along with traditional paging or advanced wireless data and messaging services.

     Although some of Metrocall's competitors are small, privately owned companies that service one market, others are large diversified telecommunications companies that serve several markets. Some of these competitors possess financial, technical and other resources greater than those of Metrocall. Major wireless messaging providers that Metrocall competes with in more than one market include Arch, WebLink, Skytel Inc., a subsidiary of WorldCom, Inc., Cingular, Verizon, and Motient, Inc.

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

GOVERNMENT REGULATION

     From time to time, federal and state legislators propose and enact legislation that affects Metrocall's business, either beneficially or adversely, such as by increasing competition or affecting the cost of its operations. Additionally, the FCC and, to a lesser extent, state regulatory bodies, may adopt rules, regulations or policies that may affect Metrocall's business. Metrocall cannot predict the impact of such legislative actions on its operations. The following description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to Metrocall's operations.

     Federal. Metrocall's operations are subject to extensive regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). Under the Communications Act, Metrocall is required to obtain FCC licenses for the use of radio frequencies to conduct its operations within specified geographic areas. These licenses set forth the technical parameters, such as maximum power and tower height, under which Metrocall may use such frequencies. The FCC has licensed Metrocall to operate CMRS messaging services.

     The FCC also requires messaging licensees to construct their stations and begin service to the public within a specified period of time, and failure to do so results in termination of the authorization. Under the traditional site-specific approach to messaging licensing, a licensee received a construction permit for facilities at a specific site, and that permit automatically terminated if the facilities were not timely constructed and the licensee failed to request an extension prior to the deadline. The failure to construct some facilities did not, however, affect other facilities in a licensee's system that had been constructed and placed into operation timely. However, certain services that Metrocall has recently begun to offer are subject to harsher penalties for failure to construct. For example, Metrocall's narrowband PCS license is subject to the condition that Metrocall build sufficient stations to cover 750,000 square kilometers, or 37.5% of the U.S. population, by the fifth anniversary of the initial license grant; by the tenth anniversary of the grant, it must build sufficient stations to cover 1,500,000 square kilometers, or 75% of the U.S. population. Metrocall has met the first construction benchmark for its two-way messaging license, and expects to meet the FCC's 10-year build out requirements.

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

     The FCC issues CMRS Messaging licenses for terms of 10 years. Metrocall's current licenses have expiration dates ranging from 2002 to 2010. The FCC must approve renewal applications. In the past, the FCC has routinely granted Metrocall's FCC renewal applications. Metrocall is also required to obtain prior FCC approval for its acquisition of radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any future renewal or transfer applications it files will be approved or acted upon in a timely manner by the FCC, Metrocall knows of no reason to believe such applications would not be approved or granted, based upon its experience to date. The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, and may impose fines for violations of its rules.

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

     Messaging licenses have traditionally been issued on a site-specific basis. In February 1997, the FCC adopted new rules to issue most messaging licenses for large, FCC-defined service areas. Licenses for 929 MHz and 931 MHz messaging frequencies will be issued for "Major Economic Area" or "MEA" geographic areas; licenses for exclusive messaging frequencies in lower frequency bands will be licensed in "Economic Areas" or "EAs." Shared messaging frequencies will continue to be allocated on a shared basis and licensed in accordance with existing, site-specific procedures; however, the FCC is considering changes to the application and licensing rules for these frequencies. The FCC's change from site-specific licenses to wide-area licenses granted at auction has had no adverse impact on Metrocall. Although competitive bidding has increased the costs of obtaining certain licenses, Metrocall has also been able to save on certain application costs associated with modifying and adding facilities within its service areas, and, no other entity will be able to apply for its frequencies within those areas. Metrocall's three nationwide messaging frequencies were not subject to competitive bidding.

     The 1996 Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires local exchange carriers (LECs; i.e., local telephone companies) to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls and provide other telecommunications carriers access to their network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The LECs are now prohibited from charging messaging carriers for the "transport and termination" of LEC-originated local calls. This prohibition could lead to further cost savings for Metrocall. Moreover, under the 1996 Act and the FCC's rules, messaging carriers are entitled to compensation from any LEC for local calls that terminate on a messaging network, which has already led to additional revenues for Metrocall.

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

     State. The 1993 Budget Act and related FCC orders preempt all state and local rate and entry regulation of all CMRS operators. Entry regulations typically refer to the process whereby a CMRS operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that CMRS operators file a tariff describing our billing rates, terms and conditions by which we provide messaging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of Metrocall's business in the form of zoning regulations (subject to the 1996 Act's prohibition on discrimination against or among wireless telecommunications carriers), or "health and safety" measures. The 1993 Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on Metrocall's experience to date, it knows of no reason to believe such approvals would not be granted.

     In 1997, the FCC held that the Budget Act does not prohibit states from imposing requirements of CMRS carriers to contribute to funding "universal" telephone service within the states. Approximately 25 states, in addition to the FCC, now impose such "universal service fund" obligations on messaging carriers. Although Metrocall incurs additional costs in contributing to state and federal universal service funds, Metrocall typically passes through these costs/taxes to its subscribers, as allowed by applicable regulations.

     Regulatory Litigation. Metrocall has filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints alleged that these local telephone companies are unlawfully charging for local transport of the telephone companies' local traffic. Metrocall petitioned the FCC to rule that these local transport charges are unlawful and to award Metrocall a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. On May 31, 2000, the FCC adopted a Memorandum, Opinion and Order granting most of the relief requested by Metrocall; that decision was up held by U.S. Court of Appeals for the D.C. Circuit. The FCC is now in the process of determining what, if any, damages will be awarded to Metrocall. Metrocall has settled its damages claims with some, but not all, of these defendants. Metrocall has filed a similar complaint with the FCC against a small, independent local telephone company, alleging that this telephone company had been imposing illegal interconnection charges on Metrocall. Metrocall petitioned the FCC to order the telephone company to reimburse payments Metrocall made to the telephone company respecting the illegal charges. On February 8, 2002, the FCC issued a Memorandum Opinion and Order, wherein it found the telephone company liable to Metrocall. The FCC permitted Metrocall to file a supplemental complaint, to seek monetary damages against the telephone company. Metrocall is currently engaged in settlement discussions with this telephone company. There are no other litigation matters pending before the FCC at this time which involve Metrocall and that would have any material impact on Metrocall's business.

SEASONALITY

     Generally, Metrocall's operating results are not significantly affected by seasonal factors.

TRADEMARKS AND SERVICE MARKS

     Metrocall uses the following trademarks and service marks:

     - "Metrocall" -- a registered trademark with the U.S. Patent and Trademark Office;

     - "Datacall," "Metronet," "Metromessage," "In-Touch," "Metrofax", "One Touch", "Message Track," "The Power in Paging" "Americas Wireless Network", "My2Way", -- service marks;

     - "Metrotext" -- a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers (copyright registration has been granted).

EMPLOYEES

     As of December 31, 2001, Metrocall employed approximately 2,976 full and part-time employees none of whom is represented by a labor union. Metrocall believes that its relationship with its employees is good.

     In addition, in connection with its plan of reorganization, in 2002, Metrocall terminated the 1993 and 1996 Stock Option Plans, and the Directors Stock Option Plan although options outstanding to purchase shares of Metrocall common stock under these Plans remain in effect.

ITEM 2. PROPERTIES

     Metrocall does not hold title to any significant real property; although, Metrocall and its affiliates own interests in certain properties. At December 31, 2001, Metrocall leased commercial office and retail space, including its executive offices, at more than 420 locations used in its operations. These office leases provided for monthly payments ranging from approximately $60 to $143,000 and expire, subject to renewal options, on various dates through January 2008.

     Metrocall also leases numerous sites under long-term leases for its transmitters on commercial broadcast towers, buildings and other fixed structures. At December 31, 2001, Metrocall leased these transmitter sites for monthly rentals ranging from approximately $40 to $8,800 that expire, subject to renewal options, on various dates through January 2016.

ITEM 3. LEGAL PROCEEDINGS

     Information regarding contingencies and legal proceedings is included in
Note 9 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2001, which is included under Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

STOCK TRADING

     Metrocall's common stock $0.01 par value per share was traded on the Nasdaq SmallCap Market through April 12, 2001, and has traded since May 2001 on the OTC Bulletin Board under the symbol "MCLLQ".

                           COMMON STOCK PRICE RANGES

                                                                   2000            2001
                                                              --------------   -------------
                                                               HIGH     LOW    HIGH     LOW
                                                              ------   -----   -----   -----
Quarter ended March 31......................................  $17.22   $1.88   $1.13   $0.12
Quarter ended June 30.......................................   10.63    2.56    0.11    0.05
Quarter ended September 30..................................    8.94    2.25    0.10    0.05
Quarter ended December 31...................................    3.25    0.25    0.09    0.02

     On March 4, 2002 the last reported sales price of Metrocall's common stock as traded Over the Counter was $0.07 per share and there were 1,976 stockholders of record.

DIVIDEND POLICY

     Metrocall has never declared or paid any cash dividends or distributions on its common stock since its initial public offering of common stock in July 1993 and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future cash dividends, if any, will be determined by its Board of Directors. Certain covenants in Metrocall's credit facility, its indentures and the terms of its Series A Convertible Preferred Stock (the "Series A Preferred") restrict or prohibit the payment of cash dividends on its common stock.

UNREGISTERED SECURITIES

     Series A Preferred and Warrants. On November 15, 1996, Metrocall issued 159,600 shares of the Series A Preferred and 159,600 warrants representing the right to purchase an aggregate of 2,957,529 shares of common stock (the "Warrants"). The aggregate purchase price for the Series A Preferred and the Warrants was $39.9 million. On November 15, 2001 the remaining 100,000 warrants outstanding expired.

     Each share of the Series A Preferred has a stated value of $250 per share, a liquidation preference and redemption value equal to its stated value, certain redemption rights and the right to elect directors to Metrocall's Board of Directors. The Series A Preferred carries a dividend of 14% (subject to increase upon the occurrence of certain events), payable semi-annually in cash or in additional shares of the Series A Preferred, at Metrocall's option. In addition, beginning November 15, 2001, holders of the Series A Preferred have the right to convert their Series A Preferred (including shares issued as dividends) into shares of common stock based upon the market price of common stock at the time of conversion. The Series A Preferred may, at the option of holders, be converted sooner upon certain change of control events of Metrocall, as defined in the Certificate of Designation for the Series A Preferred. During 2000 and 2001, Metrocall issued 33,555 and 37,755 additional shares, respectively, of the Series A Preferred as dividends to the holders of the Series A Preferred.

     Common Stock. On March 17, 2000, Metrocall executed common stock purchase agreements with each of three equity investors: HMTF, PSINet and Aether Systems, Inc. Each of the three companies acquired approximately 7.8 million shares of common stock. Each investor paid $2.19 per share, a total of approximately $51.3 million in the aggregate. Each of the three investors has the right to nominate a representative to the Metrocall Board of Directors.

     Metrocall also granted HMTF two options to purchase additional shares of Metrocall common stock. Metrocall granted an option to purchase 8,333,333 shares of common stock (Option I), at an exercise price of $3.00 per share, subject to adjustment given certain events. Option I may be exercised by HMTF in whole but not in part, at any time on or before March 17, 2001. Metrocall also granted HMTF (i) an option to purchase 12,500,000 shares of common stock at an exercise price of $4.00 per share plus (ii) if HMTF has not exercised Option I, 8,333,333 shares at an exercise price per share of $3.00,in each case subject to adjustment given certain events (collectively, Option II). Option II may be exercised in whole or in part but only in connection with the issuance of new equity for cash to finance a business combination or acquisition (by means of merger, consolidation, exchange, or acquisition of assets, or otherwise) involving Metrocall or any of its subsidiaries and an aggregate transactional consideration to the other entity or its equity and debt holders or to Metrocall and its equity and debt holders having a fair value (as determined in good faith by Metrocall's Board of Directors) of at least $50.0 million (a Qualified Transaction). Option II will terminate on March 17, 2002, except that it can be extended if there are pending active discussions with respect to a potential Qualified Transaction or material changes in the Terms of a Qualified Transaction. The Option I and Option II transactions are subject to the expiration of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) waiting period, the receipt of any required consent of the FCC, and other customary closing conditions. Both Options I and II expired unexercised on March 17, 2001 and 2002, respectively.

     Metrocall has agreed to register for resale the shares of common stock held by three equity investors, subject in each case to certain conditions and limitations. Because the common stock investments are transactions not involving a public offering, each investment was exempt from registration pursuant to
Section 4(2) of the Securities Act.

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

     The consolidated statements of operations data for fiscal years 1997, 1998, 1999, 2000 and 2001 presented below include the results of operations of the acquired companies from their respective acquisition dates. Consolidated statements of operations data for fiscal year 1997 exclude the operations of ProNet, Inc. because this merger was completed on December 30, 1997. Units in service at December 31, 1997 include approximately 1.3 million units acquired in the ProNet merger. Metrocall completed the acquisition of the advanced messaging division of AT&T Wireless on October 1, 1998.

                                                               YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                             1997         1998          1999          2000          2001
                                          ----------   -----------   -----------   -----------   -----------
                                           DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Service, rent and maintenance
  revenues..............................   $249,900     $ 416,352     $ 548,700     $ 504,800     $ 460,448
Product sales...........................     39,464        48,372        61,487        57,183        43,225
                                           --------     ---------     ---------     ---------     ---------
          Total revenues................    289,364       464,724       610,187       561,983       503,673
Net book value of products sold.........    (29,948)      (31,791)      (39,071)      (37,509)      (26,176)
                                           --------     ---------     ---------     ---------     ---------
                                            259,416       432,933       571,116       524,474       477,497
OPERATING EXPENSES:
Service, rent and maintenance...........     69,254       115,432       146,961       120,312       123,066
Selling and marketing...................     53,802        73,546        97,051       103,413        92,481
General and administrative..............     73,753       121,644       170,591       172,017       161,161
Reorganization expenses(a)..............         --            --            --            --        15,017
Depreciation and amortization(b)........     91,699       234,948       307,344       300,318       590,087
                                           --------     ---------     ---------     ---------     ---------
Loss from operations....................    (29,092)     (112,637)     (150,831)     (171,586)     (504,315)
Interest and other income (expense).....        156           849           407        (2,450)       (7,822)
Interest expense........................    (36,248)      (64,448)      (85,115)      (84,169)     (100,672)
                                           --------     ---------     ---------     ---------     ---------
Loss before income tax benefit and
  extraordinary item....................    (65,184)     (176,236)     (235,539)     (258,205)     (612,809)
Income tax provision benefit............      4,861        47,094        63,055        20,775            --
                                           --------     ---------     ---------     ---------     ---------
Loss before extraordinary item..........    (60,323)     (129,142)     (172,484)     (237,430)     (612,809)
Extraordinary item(c)...................         --            --            --        22,876            --
                                           --------     ---------     ---------     ---------     ---------
  Net loss..............................    (60,323)     (129,142)     (172,484)     (214,554)     (612,809)
Preferred dividends.....................     (7,750)      (11,767)      (16,462)       (9,816)      (10,391)
Series C preferred exchange
  inducement............................         --            --            --        (6,308)           --
Gain on repurchase of preferred stock...         --            --         2,208            --            --
                                           --------     ---------     ---------     ---------     ---------
  Loss attributable to common
     stockholders.......................   $(68,073)    $(140,909)    $(186,738)    $(230,678)    $(623,200)
                                           ========     =========     =========     =========     =========
Loss per share attributable to common
  stockholders:
  Loss per share before extraordinary
     item attributable to common
     stockholders.......................   $  (2.51)    $   (3.43)    $   (4.47)    $   (3.30)    $   (6.93)
  Extraordinary item, net of income tax
     benefit............................         --            --            --          0.30            --
                                           --------     ---------     ---------     ---------     ---------
  Loss per share attributable to common
     stockholders.......................   $  (2.51)    $   (3.43)    $   (4.47)    $   (3.00)    $   (6.93)
                                           ========     =========     =========     =========     =========

---------------
a) Includes costs for legal, financial and investment banking services received in connection with Metrocall's merger agreement with Weblink, which was terminated on May 14, 2001 and other costs incurred by Metrocall and its debt holders in connection with debt restructuring efforts.

b) In 2001, Metrocall wrote down the carrying value of its long-lived assets by approximately $388.0 million to their estimated fair value as a result of their impairment.

c) In 2000, Metrocall recorded an extraordinary item of $22.9 million for the gain realized on the exchange of senior subordinated notes for common stock.

     You should find the following definitions below useful in understanding Metrocall's operating and other data:

     - EBITDA or operating cash flow means earnings before interest, reorganization expenses, taxes, depreciation and amortization, and certain one-time charges. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. Metrocall believes EBITDA can be used to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA as defined by Metrocall is used in its credit facility and indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA as defined by Metrocall may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition Liquidity and Capital Resources" for discussion of significant capital requirements and commitments.

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

     - Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before reorganization expenses and depreciation and amortization for the period by (b) the average number of units in service for the period.

                                                                        YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                     1997          1998          1999          2000          2001
                                                  -----------   -----------   -----------   -----------   -----------
                                                    DOLLARS IN THOUSANDS, EXCEPT PER SHARE, UNIT, AND PER UNIT DATA
OPERATING AND OTHER DATA:
Net cash provided by operating activities.......  $   27,166    $   41,154    $   64,534    $   39,764    $   55,801
Net cash used in investing activities...........  $ (176,429)   $ (191,747)   $  (88,228)   $ (123,334)   $  (57,421)
Net cash provided by (used in) financing
  activities....................................  $  163,242    $  134,133    $   18,045    $  107,380    $     (842)
EBITDA..........................................  $   62,607    $  122,311    $  156,513    $  128,732    $  100,789
EBITDA margin...................................        24.1%         28.3%         27.4%         24.5%         21.1%
ARPU............................................  $     8.25    $     7.57    $     7.86    $     6.92    $     6.77
Average monthly operating expense per unit......  $     6.74    $     5.71    $     5.95    $     5.42    $     5.17
Units in service (end of period)................   4,030,836     5,659,550     5,927,939     6,254,373     5,455,065
Units in service per employee (end of period)...       1,366         1,512         1,660         1,751         1,807
Capital expenditures............................  $   69,935    $   78,658    $   93,327    $  108,623    $   58,221
                                                  ----------    ----------    ----------    ----------    ----------

                                                     1997         1998         1999         2000         2001
                                                  ----------   ----------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit) (a)...................  $  (36,747)  $  (41,828)  $  (36,908)  $ (764,532)  $ (833,484)
Cash and cash equivalents.......................  $   24,896   $    8,436   $    2,787   $   26,597   $   24,135
Total assets....................................  $1,078,023   $1,251,038   $1,025,547   $  757,145   $  203,470
Total long-term debt, net of current portion
  (a)...........................................  $  598,989   $  742,563   $  776,984   $      301   $      220
Total stockholders' equity/(deficit)............  $  170,505   $   33,780   $ (152,134)  $ (166,352)  $ (789,237)
                                                  ----------   ----------   ----------   ----------   ----------

---------------
(a) At December 31, 2000 and 2001 working capital deficit included current debt balance of approximately $760.0 million which largely constitute debt with scheduled non-current maturities; but which had been classified as current debt. See Note 6 attached to the consolidated financial statements on long term-debt and lease obligations for a more detailed explanation.

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

OVERVIEW

     Metrocall is a leading provider of local, regional and national one-way or "traditional" paging and two-way or "advanced wireless data and messaging" services. Through its one-way nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, Metrocall's subscriber base has increased from less than 250,000 to a high of 6.3 million as of June 30, 2001 and is presently 5.4 million, including approximately 231,400 subscribers receiving advanced data and messaging services. This growth was achieved through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 2001, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

     Metrocall derives a majority of its revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless data services. While a subscriber continues to use its services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs. While Metrocall expects to continue efforts to both maintain and add subscribers, Metrocall's plan of reorganization assumes a substantial down-sizing of Metrocall's operational platform. Further, Metrocall intends to direct its focus on certain segments of the market that provide greater revenue stability and higher margins.

RECENT DEVELOPMENTS

 Paging/Messaging Environment and Industry Background

     During 2001 Metrocall operations continued to be affected by the decrease in demand for traditional paging services and a slower than anticipated increase in revenues for advanced messaging. Revenues in 2001 decreased $47.0 million from 2000 revenues, placing significant pressure on Metrocall's business operations which require substantial funds to maintain paging operations, subscriber base levels, capital expenditures and debt service requirements. In March 2001, it appeared unlikely to Metrocall that it would be able to access additional amounts of funds then available under its credit facility to fund any cash shortfall requirements that may have been created by the reduction in net revenues. In addition, it appeared to Metrocall that it would not generate operating cash flows during its first quarter at the level required to maintain compliance with the financial covenants of its credit facility.

     Metrocall's business prospects may also be affected by events affecting other companies in the paging industry and key vendors. Arch Wireless, Inc.
(Arch) and Weblink, the number one and three companies in the industry based on the subscriber numbers, are also confronting financial difficulties and have filed for protection under Chapter 11 of the Bankruptcy Code. Weblink presently owns and operates the advanced messaging network used by Metrocall to provide service to its advanced messaging and certain of its traditional paging customers.

 Product Sourcing and Key Suppliers

     Metrocall does not manufacture any of the paging or messaging devices, infrastructure and other equipment used in its operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, Metrocall has historically limited the number of suppliers to achieve volume cost savings and, therefore, depends on such manufacturers to obtain sufficient inventory. Metrocall has purchased messaging devices primarily from Motorola, Inc. and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. While both Motorola and Glenayre have announced that they will no longer sell messaging equipment used by Metrocall, Metrocall has taken measures to mitigate any risks to its business.

Metrocall currently procures traditional paging devices through a number of alternative manufacturers and similarly expects that alternative sources for advanced messaging devices and network equipment will be secured in the foreseeable future. Metrocall has, in the interim, entered into a final purchase agreement with Motorola pursuant to which Metrocall has prepaid Motorola for advanced messaging devices. Metrocall believes that this purchase agreement will provide sufficient quantities of advanced messaging devices to meet its needs for the remainder of 2002. Metrocall has also been engaged in discussions with a number of potential alternate suppliers and manufacturers for these devices.

     In February 2002, Motorola announced that Multitone Electronics, plc intends to continue the role that Motorola had served as a device provider in the messaging industry. Motorola has advised Metrocall that Multitone intends to continue the manufacture of POCSAG, FLEX and ReFLEX protocol-based devices used to provide Metrocall's traditional and advanced messaging services. Metrocall can make no assurances that Multitone will actually continue the role that Motorola had served as an industry device provider or be able to transition the manufacture of POCSAG, FLEX and REFLEX devices to its operating facilities. A significant time delay in this transition process or if this transaction were not to occur could materially adversely affect Metrocall's advanced messaging sales and services.

     Metrocall currently receives maintenance and support services of its network infrastructure components from Glenayre through a support services contract which will expire in April 2002. Glenayre has presented Metrocall with terms for continuation of these services for an additional 12 months and Metrocall is presently reviewing this proposal. Metrocall expects that infrastructure and equipment components will continue to be available from other suppliers for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that it will not experience unexpected delays in obtaining equipment in the future.

     Metrocall offers its two-way messaging services using the Reflex25 protocol through its alliance agreement with Weblink, which expires in April 2006. Weblink filed for reorganization protection under Chapter 11 of the Bankruptcy Code in May 2001 and has assumed this agreement in connection with such proceedings on October 1, 2001. As part of the Court assumption order, as amended, Weblink, provided that it is not in default at such time, may elect to terminate the alliance agreements with Metrocall if Metrocall has not obtained an order authorizing the assumption of the alliance agreements in Metrocall's Chapter 11 cases on or before April 30, 2002. Metrocall does not believe that Weblink will have the authority to exercise such termination rights given certain unauthorized tower deconstructions by Weblink. Metrocall and Weblink have agreed, subject to court approval in the Weblink bankruptcy cases, to amend the alliance agreements to provide for an extension of the date by which Metrocall must assume this agreement to a date which is the earlier of forty-five (45) days after a bankruptcy filing by Metrocall or October 31, 2002. Absent this extension, there can be no assurance that Metrocall will file its own plan of reorganization in sufficient time to assume this agreement by the stipulated April 30, 2002 deadline. There can also be no assurance that Weblink will be able to successfully reorganize and restructure under the protections of Chapter 11.

 Financial Impact

     In light of the circumstances described above, Metrocall suspended the payments of interest due to holders of all series of its senior subordinated notes on or after March 15, 2001. This action was necessitated to preserve cash to support operations and stakeholder value. As of December 31, 2001, accrued but unpaid interest on these notes totaled approximately $81.0 million. These defaults permit holders of the subordinated notes to accelerate this indebtedness, although, to date, no acceleration notice has been received.

     In April 2001, Metrocall's bank lenders delivered a notice of default under the bank credit facility premised on the failure to make the subordinated debt interest payments. At that time, the bank lenders reduced their commitment from $200.0 million to the $133.0 million presently outstanding under the credit facility and have reserved their rights (including their rights to demand default interest aggregating approximately $2.0 million) with respect to this default, and absent a waiver or other agreement by the banks, could accelerate Metrocall's debt. If the lenders seek to accelerate such indebtedness, Metrocall would likely file for protection under Chapter 11 of the Bankruptcy Code. As a result of suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all its outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities at December 31, 2001 and 2000.

     As illustrated in the table below, Metrocall does not believe at its present levels of operating cash flows it could support the amortization and debt service requirements of Metrocall's $626.8 million of aggregate principal amount of senior subordinated notes. As the table illustrates, Metrocall was in a free cash flow position only after it suspended interest payments to holders of its senior subordinated notes ($'s in thousands):

                                                                2000       2001
                                                              --------   --------
Revenues....................................................  $524,474   $477,497
                                                              --------   --------
Operating expenses:
Service, rent and maintenance...............................   120,312    123,066
Selling and marketing.......................................   103,413     92,481
General and administrative..................................   172,017    161,161
                                                              --------   --------
                                                               395,742    376,708
Operating cash flow.........................................   128,732    100,789
Capital expenditures........................................   108,623     58,221
                                                              --------   --------
Unlevered free cash flow....................................    20,109     42,568
Cash interest paid on subordinated notes....................    72,065      8,353
Cash interest paid on senior secured debt...................     8,471     13,106
                                                              --------   --------
Total cash interest paid....................................    80,536     21,459
                                                              --------   --------
Free cash flow..............................................  $(60,427)  $ 21,109
                                                              ========   ========

     During 2001, as revenues declined as a result of a continued decrease in demand in traditional paging services, Metrocall implemented several expense reduction and avoidance measures and placed restrictions on capital spending to offset the impact of the revenue loss and to actually increase unlevered and free cash flows from fiscal year 2000 levels while maintaining its airtime and customer service requirements.

  New Business Plan

     Metrocall believes that its expense reduction efforts and a customer base which provides for recurring revenues will allow Metrocall to generate levels of operating and free cash flows that would provide a basis for restructuring its debt obligations on its balance sheet and for an improvement in its financial condition and position. In pursuit of these goals, Metrocall adopted a new business plan to reorient its focus and operations. Metrocall's business plan calls for it to refocus its sales efforts on its direct business and government customers and further reduce its cost structure to an appropriate level that could be sustained by management's expectations of future revenues and operating and free cash flows.

     Metrocall's business objectives and operating strategy for 2002 will focus on maximizing its operating and free cash flows. Key elements of this strategy include:

     - Subscriber retention efforts;

     - Cost containment and reduction;

     - Advanced messaging.

     SUBSCRIBER RETENTION EFFORTS -- Metrocall expects the demand for its traditional paging services and related revenues will continue to decrease in 2002. Metrocall still intends to focus its attention on the placement of traditional paging services but will shift its sales emphasis by focusing sales and advertising resources on existing and potential business and government subscribers placed by its direct sales force.

Metrocall believes that these customers directly provide a higher ARPU and lower deactivation percentages than its other subscribers. Metrocall believes because of its more concentrated focus on its direct business and government customers and the expected decrease in demand by subscribers, it can reduce the number of its field service representatives and de-emphasize and or reduce certain direct sales channels such as its company-owned retail stores as well as its indirect distribution channels, both of which have high subscriber churn statistics.

     Metrocall expects to reduce its selling and marketing work force in 2002 by approximately 517 positions as result of its new business objectives and the de-emphasis of certain sales channels. Metrocall began implementing these reductions in March 2002. Annual salary and benefit savings from this action are estimated at approximately $15.7 million.

     Metrocall has also revised its incentive commission plans for members of its sales force who are successful in retaining subscribers that retain their traditional service. Metrocall will seek to maintain a close relationship with its existing customers by maintaining decentralized sales and marketing operations and by providing value-added services tailored to customers' needs.

     In addition, Metrocall will continue to offer advanced messaging services and sell PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless and Nextel. Metrocall believes these offerings assist to partially offset revenue losses associated with subscriber churn and enable Metrocall to continue to satisfy customer demands for a broader range of wireless products and services.

     COST CONTAINMENT AND REDUCTION -- Metrocall believes it must further reduce its operating expenses in 2002 to offset the expected continued reduction in its traditional paging subscriber base and a lower than anticipated growth rate for advanced messaging subscribers in 2002. Metrocall believes these reductions will be necessary to ensure it will have the continued liquidity and resources to continue to provide its traditional and advanced messaging services. Metrocall believes it can further reduce its operating expenses without affecting its airtime or customer service because of further centralization of customer service functions and the lower number of subscribers receiving services. Such containment and reduction initiatives are expected to include:

     - Continued rationalization of network operations

     - Consolidation of call center services

     - Consolidation of billing platforms

     - Other initiatives

     Continued rationalization of network operations -- Metrocall expects to further rationalize its network operations as it continues to migrate subscribers from under-utilized frequencies. During 2002, Metrocall expects to deconstruct 224 towers and implement other telecommunication savings initiatives. These efforts are expected to save Metrocall approximately $1.0 million in site rent expenses, $1.5 million in telecommunication costs and $2.7 million in salary and benefit related savings as a result of an expected reduction of approximately 40 engineering positions in March and April 2002 required to service existing network operations.

     Consolidation of call center services -- At December 31, 2001, Metrocall had three call centers in operation and numerous field operation centers that handled customer service requirements. In early 2002, Metrocall consolidated two of its call centers into one larger call center in Pensacola, Florida. In addition, as Metrocall further consolidates its billing platforms it expects to reduce its field customer service representation by providing such services from the Florida facility. As a result of these actions, Metrocall expects to reduce its workforce by approximately 179 positions resulting in annual salary and benefit savings of approximately $5.2 million. In addition, Metrocall expects to reduce its facility rent expense by approximately $600,000 in 2002 and $800,000 annually from these consolidation efforts.

     Consolidation of billing platforms -- Metrocall currently has three separate billing platforms. During 2002, Metrocall will convert two of these platforms into its largest system, providing for a consolidated, more efficient billing platform covering all of Metrocall's operations. The conversions of these systems are scheduled to be completed by mid-June 2002 and October 2002, respectively. The conversion of each of these systems will result in reductions in licensing fees, MIS support and other incidental expenses. These savings are expected to reach $1.4 million on an annualized basis. Metrocall believes these conversions will permit it to more effectively manage its customer base and provide customer service support.

     Other initiatives -- As a part of the cost reduction effort, due to the decline in its subscriber base, Metrocall believes it will be able to eliminate approximately 98 positions in general and administrative functions and in its overhead support functions. Although Metrocall will focus on subscriber retention and placements in its traditional operations, Metrocall believes that the focus of these efforts will be on direct customer placements rather than in indirect channels. In addition, given the expected overall reduction in traditional subscribers, it does not believe it will be required to employ the same number of employees as it would in a growth mode. Metrocall also believes that this work force reduction is possible given its management information systems, recent upgrades to its customer service operations and the reduction in its subscriber base which has resulted in a decrease in staffing requirements of its billing and collections departments, inventory, and customer service areas and as such, expects no impact on provisioning of airtime or customer services. Metrocall believes that these efforts will result in overall expense annual salary and benefit savings of at least $2.8 million and $2.4 million in facility costs.

     From all of its subscriber retention efforts and cost containment and reduction initiatives, Metrocall expects to save approximately $32.0 million annually in salary and benefits, $3.2 million in facility rent costs and $5.0 in other expenses including telecommunications costs and billing system software licenses. Metrocall expects to reduce its workforce by approximately 850 positions during 2002, of which approximately 495 will be implemented by April 30, 2002. Metrocall estimates severance and other cash payouts to eligible employees will equal up to $5.0 million, of which approximately $3.5 million is expected to be paid by April 30, 2002. Metrocall will seek to take all measures necessary to maintain the morale of its remaining employees and to preserve the core of employees that will be essential to Metrocall's reorganization efforts. Metrocall also expects to incur lease termination and other costs associated with the closing of certain of its office and retail facilities in 2002.

     There can be no assurances that Metrocall will achieve the desired savings as a result of these initiatives. Many of these initiatives presume Metrocall is able to implement its plan of reorganization under Chapter 11.

     ADVANCED MESSAGING -- Metrocall offers advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. In 2001, Metrocall added approximately 118,918 net subscribers to these services. During 2001, of these new subscribers, Metrocall added approximately 56,000 of the subscribers by renting advanced messaging devices to the subscriber for periods of up to 12-24 months. Under the terms of the rental agreements with these customers, Metrocall receives monthly rental revenue for each unit and does not expect to recover the device acquisition cost for a period of up to 8 months following its placement. In 2002, Metrocall expects to focus on the sale of advanced messaging devices and to substantially limit the number of subscribers to which it offers leased product. As a result, Metrocall does not expect to achieve the subscriber growth percentages it had experienced in 2000 and 2001 but does expect to substantially reduce the amount of capital expenditures it incurs.

     Notwithstanding the above, Metrocall's ability to offer narrowband PCS services under its alliance agreement with Weblink could be affected by Weblink's existing proceedings in Chapter 11 and by Metrocall's contemplated reorganization under Chapter 11. In addition, Metrocall's ability to satisfy the product demand for advanced messaging equipment could be affected by Motorola's announcement to leave the product supply business and the uncertainty of the availability of replacement product. Either of these contingencies could adversely affect Metrocall's ability to offer narrowband PCS services.

  Potential Restructuring

     Metrocall is currently negotiating with its senior bank lenders and holders of approximately 2/3 of its senior subordinated notes regarding the terms of a pre-negotiated stand-alone plan of reorganization of Metrocall, which would be confirmed through a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. Metrocall's proposed to its creditors a restructuring plan with the following objectives:

     - Deleveraging Metrocall to provide a viable capital structure in light of revenue uncertainty;

     - Restructuring existing debt to reflect projected cash flows;

     - Maintaining competitiveness by not over-leveraging Metrocall's capital structure relative to its competitors;

     - Maximizing cash flows; and

     - Providing the maximum enterprise value for all stakeholders.

     It is contemplated that on or about April 30, 2002, Metrocall will file for protection under Chapter 11 of the United States Bankruptcy Code and seek expeditiously to obtain approval of a pre-negotiated reorganization plan. It is likely that such plan will provide for reduced levels of bank debt, substantial common equity to the holders of existing bank debt, common equity to general unsecured creditors and no recovery to holders of existing preferred or common stock of Metrocall.

     There can be no assurances that Metrocall will reach agreement with its bank lenders or its senior subordinated noteholders for the terms of a consensual plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Metrocall's deteriorating financial condition and lack of borrowing ability indicate uncertainty as to whether it will be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to Metrocall's ability (i) to implement successfully its new business plan and to reduce capital expenditures and operating expenses to generate sufficient cash flows, (ii) to obtain the continued consent of its banks for its use of cash under Chapter 11, (iii) to continue to obtain uninterrupted supplies and services from its vendors and to retain employees, and (iv) to have continued access to Weblink's advanced messaging network through the alliance agreements.

     Metrocall's liquidity is directly influenced by its free cash flow position. Since its March 15, 2001 announcement that it would suspend payments of interest on its senior subordinated notes, Metrocall has reduced its operating expense and capital expenditure requirements and, together with suspension of interest payments on its senior subordinated notes, has achieved a positive free cash flow position, meaning borrowings or other financings were not required to support operations or debt service requirements. Metrocall's continued operations and its ability to implement a stand-alone reorganization in which additional borrowings are not required to support operations is key to any stand-alone plan of reorganization. As described herein, Metrocall expects to further reduce its operating expenses and capital expenditures in 2002.

     Metrocall's liquidity position is also influenced by the timing of its accounts receivable collections and disbursements to vendors and employees. Metrocall invoices approximately 85% of its customers monthly in advance of providing its services and its days receivables outstanding averaged 36 days in 2001. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunication providers and facility and site landlords are made on a monthly basis. Metrocall has customary trade terms with most of its vendors. In light of Metrocall's financial circumstances, in several instances where alternative sources of procurement were not available, several vendors have required Metrocall to pay for goods and services in advance. For instance, Metrocall was required to pay to Motorola in February 2002 as a result of Motorola's election to discontinue this segment of its business, approximately $13.2 million for pager and advanced messaging devices that will be delivered to Metrocall in the first and second quarters of 2002. Metrocall believed this pre-payment for equipment was necessary to ensure adequate availability of advanced messaging equipment for the remainder of 2002.

     At December 31, 2001, cash and cash equivalents balances were $24.1 million. At April 8, 2002, this balance had decreased to $15.3 million, as a result of the prepaid equipment purchases from Motorola and other prepaid amounts for services and equipment. Metrocall believes that these balances plus cash expected to be generated from operations, should be sufficient to meet its financial obligations and to fund capital expenditure requirements during 2002, except for payments of interest on its senior subordinated notes. As discussed above in "Recent Developments," Metrocall intends to restructure its outstanding indebtedness, which will involve a filing under chapter 11 of the Bankruptcy Code. Metrocall is discussing with its bank lenders regarding use of collateral in a Chapter 11 case. Metrocall believes that its cash flow will be adequate to fund its operations in a Chapter 11 proceeding without additional borrowings.

     Cash Flows. Metrocall's cash flows from operating activities increased approximately $16.0 million from $39.8 million for the twelve months ended December 31, 2000 to $55.8 million for the twelve months ended December 31, 2001. The increase in net cash provided by operating activities was the result of Metrocall's suspension of interest payments to its holders of its senior subordinated notes of approximately $62.0 million as well as operating expense reductions offset by reductions resulting from the net decline in revenues during 2001.

     Net cash used in investing activities decreased approximately $65.9 million from $123.3 million for the twelve months ended December 31, 2000 to $57.4 million for the twelve months ended December 31, 2001. The net decrease was the result of a decrease in cash used for business acquisitions of $12.5 million and a decrease of $50.4 million in capital expenditures during 2001. Capital expenditures during 2001 included approximately $51.4 million for subscriber equipment on hand and net increases to the rental subscriber base. The balance of capital expenditures was primarily for network and infrastructure development and information systems and computer related equipment. Total capital expenditures for fiscal year 2002 are expected to approximate $35.0-40.0 million, however they may be limited to a lower amount due to Metrocall's liquidity position.

     Net cash provided by financing activities decreased approximately $108.2 million from $107.4 million for the twelve months ended December 31, 2000 to $(0.8) million for the twelve months ended December 31, 2001. The decrease in net cash provided by financing activities in 2001 was a result of certain 2000 events that did not recur in 2001. For the twelve months ended December 31, 2000, Metrocall received net proceeds of $51.9 million from the issuances of common stock primarily to three equity investors and was able to access its credit facility and borrowed net amounts of $58.0 million. In 2001, Metrocall received net proceeds of $315,000 from issuances of common stock under its employee stock purchase plan and was unable to borrow amounts under its credit facility due to its financial condition.

     Total Debt.  At December 31, 2001 and 2000, debt consisted of:

                                                                             INCREASE OR
TOTAL DEBT                                               2000       2001     (DECREASE)
----------                                             --------   --------   -----------
Borrowings under credit facility.....................  $133,000   $133,000      $  --
Senior subordinated notes............................   625,551    625,707        156
Capital leases and other debt........................     3,376      2,642       (734)
                                                       --------   --------      -----
     Total debt......................................  $761,927   $761,349      $(578)
                                                       ========   ========      =====

     Total debt balances decreased $578,000 in 2001 as a result of principal payments made under capital leases and other debt obligations partially offset by discount accretion of $156,000 on Metrocall's 11% senior subordinated notes due 2008. There were no principal repayments of amounts outstanding under the credit facility or from senior subordinated notes.

  Borrowings under credit facility

     In May 2001, Metrocall's bank lenders delivered a notice of default based on the failure to make the scheduled interest payments on the senior subordinated debt at that time. The bank lenders have reserved their rights with respect to these defaults and terminated any further availability under the $200 million commitment, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event the lenders seek to accelerate this indebtedness, Metrocall likely would file for protection under Chapter 11 of the United States Bankruptcy Code prior to finalizing terms for a pre-negotiated plan or reorganization.

     In February 2002, Metrocall and its bank lenders entered into the Third Amendment and Limited Waiver to the Fifth Amended and Restated Loan Agreement (the "Third Amendment"), effective as of January 1, 2002. The amendment amended certain sections, which generally pertain to the revocation of the option to borrow a Eurodollar Advance. In addition, the applicable margin was also amended to 2.875% effective January 1, 2002, retroactive for interest on all Base Rate Advances outstanding for the period October 1, 2001 through January 1, 2002.

     Under the credit facility, interest accrues on the Company's base rate advances at the prime lending rate plus an applicable margin of 2.875%. Interest payments are due monthly on the last business day of each month. Metrocall's majority lenders have the ability to request an additional 2% default rate of interest above the base rate plus applicable margin described above. The majority lenders signatory to the Third Amendment agreed to a limited waiver that prohibits them from demanding for payment any default interest that has accrued between March 16, 2001 and February 25, 2002 on any amounts outstanding.

  Senior subordinated notes

     As discussed under Recent Developments, Metrocall suspended payment of interest to holders of its senior subordinated notes on March 15, 2001. Currently, Metrocall is in a default position under each series of its subordinated notes. These defaults presently permit the holders of the subordinated notes to accelerate this indebtedness. In the event any noteholder seeks to accelerate its indebtedness, Metrocall likely would file for protection under Chapter 11 of the Bankruptcy Code.

  Commitments

     Metrocall has operating leases for offices, retail stores and transmitting sites with lease terms ranging from 1 to 15 years. Minimum annual lease payments on operating leases having initial or remaining noncancelable lease terms in excess of one year during the years 2002 and 2006 are $26.0 million, $18.7 million, $13.5 million, $7.8 million and $3.6 million, respectively.

CRITICAL ACCOUNTING POLICIES

     Metrocall prepares its financial statements in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Metrocall's management evaluates these estimates and assumptions on an on-going basis. Actual results could differ from those estimates.

  Revenue Recognition

     Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. The company bundles the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship which the company estimates is one year.

  Impairment of Long-Lived Assets

     All long-lived assets are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is determined by comparing the net book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

     In the three months ended June 30, 2001 and December 31, 2001, Metrocall reviewed the carrying value of its long lived assets for impairment. Factors that indicated an impairment may have occurred during this period included a continued reduction in revenues and operating cash flows, the termination of its merger agreement with Weblink Wireless Inc. and continuing competitive industry and economic conditions. Based on its analysis, which indicated the net book value of such assets exceeded the estimated undiscounted future cash flows expected from such assets over their remaining useful lives, Metrocall determined that a write-down of $388.0 million to the carrying value of its long-lived assets was necessary.

     The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying statements of operations.

  Reserve for Doubtful Accounts

     Estimates are used in determining the reserve for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Metrocall reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts as a percentage of net revenues; Metrocall compares the ratio of the reserve to gross receivables to historical levels and Metrocall monitors collection amounts and statistics. While write-offs of customer accounts have historically been within our expectations and the provisions established, management cannot guarantee the Metrocall will continue to experience the same write-off rates that it has in the past which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

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

Monthly average revenue per unit (ARPU): includes all monthly recurring revenues excluding the long distance revenue, divided by the average number of subscribers for the month, which is calculated by adding the beginning subscribers for the month to the number of subscribers at the end of the month and dividing that number by two.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH DECEMBER 31, 2000

     The following table sets forth the amounts of revenues and the percentage of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 2001 and 2000 (all dollars in thousands except per unit information):

                                                         % OF                    % OF     INCREASE OR
                                             2000      REVENUES      2001      REVENUES   (DECREASE)
                                          ----------   --------   ----------   --------   -----------
CONSOLIDATED PAGING OPERATIONS REVENUES
Service, rent and maintenance...........  $  504,800     96.2     $  460,448     96.4      $(44,352)
Product sales...........................      57,183     11.0         43,225      9.1       (13,958)
                                          ----------    -----     ----------    -----      --------
     Total revenues.....................     561,983    107.2        503,673    105.5       (58,310)
Net book value of products sold.........     (37,509)    (7.2)       (26,176)    (5.5)       11,333
                                          ----------    -----     ----------    -----      --------
     Net revenues.......................  $  524,474    100.0     $  477,497    100.0      $(46,977)
                                          ==========    =====     ==========    =====      ========
ARPU....................................  $     6.92              $     6.55               $  (0.37)
Number of Subscribers...................   6,254,373               5,455,065               (799,308)

                                                         % OF                    % OF     INCREASE OR
                                             2000      REVENUES      2001      REVENUES   (DECREASE)
                                          ----------   --------   ----------   --------   -----------
TRADITIONAL PAGING OPERATIONS REVENUES
Service, rent and maintenance...........  $  495,747     96.0     $  414,521     95.5      $(81,226)
Product sales...........................      53,426     10.4         36,689      8.4       (16,737)
                                          ----------    -----     ----------    -----      --------
     Total revenues.....................     549,173    106.4        451,210    103.9       (97,963)
Net book value of products sold.........     (32,999)    (6.4)       (16,998)    (3.9)       16,001
                                          ----------    -----     ----------    -----      --------
     Net revenues.......................  $  516,174    100.0     $  434,212    100.0      $(81,962)
                                          ==========    =====     ==========    =====      ========
ARPU....................................  $     6.84              $     6.08               $  (0.76)
Number of subscribers...................   6,141,847               5,223,621               (918,226)

     Traditional paging service, rent and maintenance revenues decreased approximately $81.2 million from $495.7 million in 2000 to $414.5 million in 2001. During 2001, traditional paging revenues decreased as a result of declines in the number of subscribers receiving airtime services and a lower average monthly revenue per unit statistics. In 2001, the number of direct distribution subscribers decreased 89,518, which includes the impact of the units secured through acquisitions of other paging entities of 232,529. Absent the acquisition of Southeast Paging, Inc. in June 2001, the total direct subscriber decrease would have been 322,047. This decrease was the result of placements of new subscribers and cancellation of subscriber accounts as the result of a lessened demand for paging services and conversion of certain existing customers to Metrocall's advanced messaging services.

     Metrocall's indirect distribution channels decreased 828,708 units in 2001. This decrease occurred mainly in its reseller and strategic alliances channels. The decrease was the result of a reduced demand for paging services; economic conditions which caused many resellers to withdraw from selling paging services and competing technologies.

     Product sales from traditional operations decreased approximately $16.7 million from $53.4 million in 2000 to $36.7 million in 2001 and decreased as a percentage of net revenues from 10.4% in 2000 to 8.4% in 2001. Net book value of products sold decreased approximately $16.0 million from $33.0 million in 2000 to $17.0 million in 2001 and decreased as a percentage of net revenues from 6.4% in 2000 to 3.9% in 2001. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in the twelve months ended December 30, 2001.

     Metrocall expects that its traditional paging revenues, numbers of subscribers and net product sales will continue to decrease in 2002. Please refer to "New Business Plan" above for further discussion of Metrocall's subscriber retention efforts in 2002.

                                                          % OF                  % OF     INCREASE OR
                                               2000     REVENUES     2001     REVENUES   (DECREASE)
                                             --------   --------   --------   --------   -----------
ADVANCED MESSAGING OPERATIONS REVENUES
Service, rent and maintenance..............  $  9,053    109.1     $ 45,927    106.1      $ 36,873
Product sales..............................     3,757     45.3        6,536     15.1         2,779
                                             --------    -----     --------    -----      --------
       Total revenues......................    12,810    154.4       52,463    121.2        39,653
Net book value of products sold............    (4,510)   (54.4)      (9,178)   (21.2)        4,668
                                             --------    -----     --------    -----      --------
       Net revenues........................  $  8,300    100.0     $ 43,285    100.0      $ 34,985
                                             ========    =====     ========    =====      ========
ARPU.......................................  $  13.41              $  22.25               $   8.84
Number of Subscribers......................   112,526               231,444                118,918

     Advanced messaging service, rent and maintenance revenues increased $36.9 million to approximately $45.9 million in 2001. The increase in service, rent and maintenance revenues was the result of the placement of 118,918 additional units since December 31, 2000, primarily two-way messaging devices. ARPU for the twelve months ended December 31, 2001 increased by $8.84 to $22.25 from December 31, 2000. Metrocall launched its two-way messaging services in late March 2000 and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way and 1.75-way messaging devices through this time.

     Product sales from advanced messaging operations increased approximately $2.8 million to $6.5 million in 2001. Net book value of products sold increased $4.7 million to approximately $9.2 million in 2001. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 2000 and 2001 (all dollars in thousands except per unit information):

                                                          % OF                  % OF     INCREASE OR
                                               2000     REVENUES     2001     REVENUES   (DECREASE)
                                             --------   --------   --------   --------   -----------
Service, rent and maintenance..............  $120,312     22.9     $123,066     25.8      $  2,754
Selling and marketing......................   103,413     19.7       92,481     19.4       (10,932)
General and administrative.................   172,017     32.8      161,161     33.8       (10,856)
Reorganization.............................        --       --       15,017      3.1        15,017
Depreciation...............................   124,515     23.7      209,792     43.9        85,277
Amortization...............................   175,803     33.5      380,295     79.6       204,492
                                             --------    -----     --------    -----      --------
                                             $696,060    132.6     $981,812    205.6      $285,752
                                             ========    =====     ========    =====      ========

OPERATING EXPENSES PER UNIT IN SERVICE

                                                                              INCREASE OR
                                                              2000    2001    (DECREASE)
                                                              -----   -----   -----------
Monthly service, rent and maintenance.......................  $1.65   $1.69     $ 0.04
Monthly selling and marketing...............................   1.42    1.27      (0.15)
Monthly general and administrative..........................   2.36    2.21      (0.15)
                                                              -----   -----     ------
Average monthly operating expense...........................  $5.43   $5.17     $(0.26)
                                                              =====   =====     ======

     Overall in 2001, Metrocall experienced a decrease in average monthly operating costs per unit in service (operating expenses per unit before depreciation and amortization) of $0.26 per unit. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $2.8 million from $120.3 million in 2000 to $123.1 million in 2001 and increased as a percentage of net revenues from 22.9% in 2000 to 25.8% in 2001. Monthly service, rent and maintenance expense per unit increased from $1.65 per unit in 2000 to $1.69 per unit in 2001. Service, rent and maintenance expenses increased $16.4 million as a result of provisioning costs incurred in providing advanced messaging services to 118,918 additional subscribers in 2001 mainly through its alliance agreement with Weblink. This expense increase was almost fully offset by decreases in traditional messaging costs such as reductions from the use of third-party paging and dispatch providers and subscriber line costs; and reductions in salary and benefit costs associated with reduced staffing levels in inventory, engineering and technical functions in 2001. Metrocall expects that its service, rent and maintenance expenses will decrease during 2002 as a result of its cost containment and reduction initiatives described in Business Objectives. Please refer to "New Business Plan" for further discussion on Metrocall's cost containment and reduction initiatives.

     Selling and marketing expenses. Selling and marketing expenses decreased approximately $10.8 million from $103.4 million in 2000 to $92.5 million in 2001 and decreased as a percentage of net revenues from 19.7% in 2000 to 19.4% in 2001. The overall expense decrease was primarily the result of reductions in print and media advertising of $5.1 million and salaries and commissions expenses of $4.4 as a result of a slightly smaller sales and marketing force. Monthly selling and marketing expense per unit has decreased from $1.42 per unit in 2000 to $1.27 per unit in 2001. Metrocall expects that its selling and marketing expenses will decrease in 2002 as a result of its revised subscriber retention efforts, cost containment and reduction, and advanced messaging initiatives. Please refer to "New Business Plan" above.

     General and administrative expenses. General and administrative expenses decreased approximately $10.9 million from $172.0 million in 2000 to $161.2 million in 2001 and increased as a percentage of net revenues from 32.8% in 2000 to 33.8% in 2001. The decreases in general and administrative expenses were primarily the result of reductions in salary expenses of $5.2 million, telephone administrative expenses of $2.8 million and contract services of approximately $1.9 million. Monthly general and administrative expenses per unit decreased by $0.15 from $2.36 in 2000 to $2.21 per unit in 2001 as a result of these events and the increase in units outstanding. Metrocall expects its general and administrative expenses to decrease in 2002 as a result of the consolidation of two of its national call centers into one location, conversion of two of its billing platforms into one platform and the other cost containment and reduction initiatives described under "New Business Plan".

     Reorganization expense. Reorganization expenses of $15.0 million consist of costs incurred related to the Weblink merger which Metrocall terminated in May 2001, and legal, investment banking, and other costs incurred to stabilize the company and to evaluate its restructuring options. Metrocall expects that restructuring costs will continue to be significant in future months as it formulates and implements its restructuring plans.

     Depreciation expense. Depreciation expense increased approximately $85.3 million from $124.5 million in 2000 to $209.8 million in 2001. Approximately $82.1 million was the result of a write-down to paging and plant equipment and building and leasehold improvements for impairment in the three months ended

December 31, 2001. The remaining net increase of $3.2 million was primarily the result of the depreciation expense on 2000 and 2001 additions to infrastructure and subscriber equipment. Please refer to amortization below for further description of the impairment write-down.

     Amortization expense. Amortization expense related to the amortization of identified intangible assets of companies acquired by Metrocall increased approximately $204.5 million from $175.8 million in 2000 to $380.3 million in 2001, primarily as a result of impairment write-downs which occurred in the three months ended June 30, 2001 and December 31, 2001. Metrocall wrote down the carrying value of its goodwill and FCC licenses $107.0 million and $172.7 million respectively in the three months ended June 30, 2001. Factors that indicated impairment had occurred included a continued reduction in revenues and operating cash flows, the termination of a merger agreement with Weblink and continuing competitive industry and economic conditions.

     Metrocall wrote down the carrying value of certain of its long-lived assets including the remaining carrying value of its intangible assets of $26.2 million in the three months ended December 31, 2001. Factors that indicated an impairment had occurred in this period included a greater than expected decrease in actual and future expected recurring traditional revenues and subscribers, and a slower than expected growth rate in revenues of its advanced messaging business.

     The amount of write down in each period was equal to the amount by which the carrying value of Metrocall's long-lived assets exceeded the estimated future discounted cash flows of such assets over their estimated useful lives. Amortization expense was comprised of the following elements in 2000 and 2001 (all dollars in thousands):

                                       AMORTIZATION   DECEMBER 31,   DECEMBER 31,   INCREASE OR
AMORTIZATION EXPENSES                     PERIOD          2000           2001       (DECREASE)
---------------------                  ------------   ------------   ------------   -----------
Subscriber lists.....................     2 years       $123,442       $ 52,686      ($70,756)
FCC licenses.........................    10 years         28,899        206,493       177,594
Goodwill.............................    10 years         17,247        115,436        98,189
Other................................     Various          6,215          5,680          (535)
                                                        --------       --------      --------
                                                        $175,803       $380,295      $204,492
                                                        ========       ========      ========

     Amortization expenses are expected to decrease in future periods.

                                                                            INCREASE OR
OTHER                                                 2000        2001      (DECREASE)
-----                                               ---------   ---------   -----------
Interest and other income net.....................  $  (2,450)  $  (7,822)   $  (5,372)
Interest expense..................................    (84,169)   (100,672)     (16,503)
Income tax benefit................................     20,775          --      (20,775)
Extraordinary item, net of tax effect.............     22,876          --      (22,876)
Net loss..........................................   (214,554)   (612,809)     398,255
Preferred dividends...............................     (9,816)    (10,391)         575
Series C Preferred exchange inducement............     (6,308)         --        6,308
EBITDA............................................    128,732     100,790      (27,942)

     Interest expense. Interest expense increased approximately $16.5 million, from $84.2 million in 2000 to $100.7 million in 2001. Approximately $15.0 million represented the write-off of deferred financing costs on long-term debt balances classified as current liabilities. Average debt balances were also approximately $8.8 million higher in 2001 than 2000. The average balance of Metrocall's credit facility during 2001 was $133.0 million and the average principal amount outstanding on the senior subordinated notes was $626.8 during 2001. Total debt decreased $0.6 million from $761.9 million at December 31, 2000 to $761.3 million at December 31, 2001.

     Income tax benefit. Income tax benefit decreased approximately $20.8 million from $20.8 million in 2000 to $0.00 million in 2001 as no tax benefit was generated in 2001.

     Net loss. Metrocall's net loss increased approximately $398.3 million from $214.5 million in 2000 to $612.8 million in 2001 mainly as a result of the above-mentioned events. Metrocall expects net losses to continue in future periods.

     Preferred dividends. Preferred dividends increased approximately $0.6 million in 2001 from $9.8 million in 2000 to $10.4 million in 2001. The increase was a result of higher dividends paid to the holders of the Series A Preferred due to the compounding nature of the preferred stock series.

     EBITDA. EBITDA or operating cash flow as defined by Metrocall means earnings before interest, taxes, reorganization related expenses, depreciation and amortization. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered as an alternative to net income (loss) from operations, cash flows from operating activities, or any other measure of financial performance under GAAP. EBITDA decreased $27.9 million from $128.7 million in 2000 to $100.8 million in 2001. The decrease was due to the decrease in net revenue of $47.0 million offset by the decrease in operating expenses of $19.0 million. EBITDA margin decreased from 24.5% in 2000 to 21.1% in 2001.

 YEAR ENDED DECEMBER 31, 2000 COMPARED WITH DECEMBER 31, 1999

     The following table sets forth the amounts of revenues and the percentage of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 2000 and 1999 (all dollars in thousands except per unit information):

                                                 % OF                    % OF     INCREASE OR
REVENUES                             1999      REVENUES      2000      REVENUES   (DECREASE)
--------                          ----------   --------   ----------   --------   -----------
Service, rent and maintenance...  $  548,700     96.0     $  504,800     96.2      $(43,900)
Product sales...................      61,487     10.8         57,183     10.9        (4,304)
                                  ----------    -----     ----------    -----      --------
     Total revenues.............     610,187    106.8        561,983    107.1       (48,204)
Net book value of products
  sold..........................     (39,071)    (6.8)       (37,509)    (7.1)        1,562
                                  ----------    -----     ----------    -----      --------
     Net revenues...............  $  571,116    100.0     $  524,474    100.0      $(46,642)
                                  ==========    =====     ==========    =====      ========
ARPU............................  $     7.86              $     6.92               $  (0.94)
Number of Subscribers...........   5,927,939               6,254,373                326,434

     Service, rent and maintenance revenues. Service, rent and maintenance revenues decreased approximately $43.9 million, or 8.0%, from $548.7 million in 1999 to $504.8 million in 2000. The decrease in net revenues was primarily the result of a change in subscriber mix to one more heavily weighted toward the indirect distribution channels, which are characterized by lower ARPU. Since December 31, 1999, the total number of subscribers receiving airtime services has increased by 326,434. Of this increase, approximately 50,000 new subscribers were added with the acquisition of NationPage in May 2000. The majority of the remaining increase occurred in Metrocall's reseller and strategic alliance distribution channels. In addition, since December 31, 1999, Metrocall has also experienced a 26,700 decline in the number of subscribers in its direct distribution channels, channels that are characterized by higher ARPU. Metrocall's average service, rent and maintenance revenue per unit for traditional paging services decreased $0.94 from $7.86 per unit in 1999 to $6.92 per unit in 2000.

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

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Consolidated Statements of Operations and certain other information for fiscal years 1999 and 2000 (all dollars in thousands except per unit information):

                                                  % OF                  % OF     INCREASE OR
OPERATING EXPENSES                     1999     REVENUES     2000     REVENUES   (DECREASE)
------------------                   --------   --------   --------   --------   -----------
Service, rent and maintenance......  $146,961     25.7     $120,312       22.9    $(26,649)
Selling and marketing..............    97,051     17.0      103,413       19.7       6,362
General and administrative.........   170,592     29.9      172,017       32.8       1,425
Depreciation.......................    96,984     17.0      124,515       23.7      27,531
Amortization.......................   210,359     36.8      175,803       33.5     (34,556)
                                     --------    -----     --------   --------    --------
                                     $721,947    126.4     $696,060      132.6    $(25,887)
                                     ========    =====     ========   ========    ========

                                                                             INCREASE OR
                                                             1999    2000    (DECREASE)
                                                             -----   -----   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance......................  $2.11   $1.65     $(0.46)
Monthly selling and marketing..............................   1.39    1.42       0.03
Monthly general and administrative.........................   2.45    2.36      (0.09)
                                                             -----   -----     ------
Average monthly operating expense..........................  $5.95   $5.43     $(0.52)
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

     General and administrative expenses. General and administrative expenses increased approximately $1.4 million from $170.6 million in 1999 to $172.0 million in 2000 and increased as a percentage of net revenues from 29.9% in 1999 to 32.8% in 2000. The increases in general and administrative expenses were primarily the result of approximately $4.0 million in legal, financing, advisory and other costs incurred in connection with Metrocall's efforts to present a competing reorganization plan and merger proposal for Paging Network, Inc., which was offset by a decrease in contract services of $1.5 million and medical insurance of $1.5 million. Monthly general and administrative expenses per unit decreased by $0.09 from $2.45 in 1999 to $2.36 per unit in 2000 as a result of these events and the increase in units outstanding.

     Depreciation expense. Depreciation expense increased approximately $27.5 million from $97.0 million in 1999 to $124.5 million in 2000. Metrocall changed the depreciable lives of its subscriber devices purchased after June 30, 2000 from three years to two years. This change resulted from Metrocall's expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. This change resulted in an increase in depreciation expense of $7.8 million for the six months ended December 2000. The remaining increase in depreciation expense was the result of depreciation expenses incurred on fixed assets acquired in the NationPage acquisition and the impact of 2000 depreciation on 1999 and 2000 additions to other property, plant and equipment and computer hardware and software.

     Amortization expense. Amortization expense related to the amortization of identified intangible assets of companies acquired by Metrocall decreased approximately $34.6 million from $210.4 million in 1999 to $175.8 million in 2000. This decrease was primarily the result of a reduction in intangibles as a result of certain adjustments to the purchase accounting for prior business combinations as a result of revisions to required valuation allowances on net operating loss carryforwards partially offset by an increase in the result of the amortization of intangibles recorded in connection with the NationPage acquisition. Amortization expense was comprised of the following elements in 1999 and 2000 (all dollars in thousands):

                                        AMORTIZATION   DECEMBER 31,   DECEMBER 31,
AMORTIZATION EXPENSES                      PERIOD          1999           2000       DECREASE
---------------------                   ------------   ------------   ------------   --------
Subscriber lists......................     2 years       $144,349       $123,442     ($20,907)
FCC licenses..........................    10 years         36,023         28,899       (7,124)
Goodwill..............................    10 years         22,869         17,247       (5,622)
Other.................................     Various          7,118          6,215         (903)
                                                         --------       --------     --------
                                                         $210,359       $175,803     $(34,556)
                                                         ========       ========     ========

                                                                             INCREASE OR
OTHER                                                  1999        2000      (DECREASE)
-----                                                ---------   ---------   -----------
Interest and other income net......................  $     407   $  (2,450)   $  2,043
Interest expense...................................    (85,115)    (84,169)       (946)
Income tax benefit.................................     63,055      20,775     (42,280)
Extraordinary item, net of tax effect..............         --      22,876      22,876
Net loss...........................................   (172,484)   (214,554)     42,070
Preferred dividends................................    (16,462)     (9,816)     (6,646)
Series C Preferred exchange inducement.............         --      (6,308)      6,308
Gain on repurchase of preferred stock..............      2,208          --      (2,208)
EBITDA.............................................    156,512     128,732     (27,780)

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

     Income tax benefit. Income tax benefit decreased approximately $42.3 million from $63.1 million in 1999 to $20.8 million in 2000. The decrease in the income tax benefit was primarily the result of the provision for a $62.5 million valuation allowance provided against Metrocall's deferred tax assets in 2000.

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

RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

     There are various factors that could adversely affect our business, financial condition, prospects and results of operations. The principal factors that have not been described elsewhere in this Report, are described below.

     Bankruptcy Filing -- Although we expect to be able to continue operating in the ordinary course of our business following our contemplated bankruptcy filing, the filing and attendant adverse publicity, significant added expense and compliance with the bankruptcy court requirements could be materially disruptive to our operations and business relationships with creditors, suppliers, customers and employees. Our financial constraints when combined with our bankruptcy filing would limit our ability to respond to competitive and new technology challenges to our services and to regulatory changes. Finally, there can be no assurance that we would be able to successfully reorganize in any bankruptcy proceeding.

     Traditional Paging Services -- In 2001, Metrocall experienced a decrease in traditional paging subscribers of approximately 918,000 units. Metrocall believes that the demand for traditional paging services has decreased industry-wide over the past two years and will continue to decline for the foreseeable future. Because of our high fixed costs, subscription cancellations cannot be fully offset by expense reductions and therefore would adversely impact our cash flows. While we will make efforts to replace lost subscribers, the marketing and other expenses associated with adding subscriptions is high and could adversely affect our cash flow in the short-term if the replacement efforts are successful and in the longer term if they are not successful.

     Advanced Messaging Services -- Metrocall experienced an increase in subscribers receiving advanced messaging services of approximately 119,000 in 2001. Metrocall believes that its advanced messaging revenues will increase in 2002 over 2001 as a result of adding subscribers, however we do not expect that the increase in subscriptions from the end of 2001 to the end of this year will be significant as we refocus our financial resources away from equipment leasing of advanced messaging products and due to technological developments of competitive wireless messaging products using communications protocols not presently accessible or available to Metrocall. Our ability to provide advanced messaging services is also dependent on the ability of our alliance partner, Weblink, to continue as a going concern and on our success in replacing Motorola as our device manufacturer of the Reflex25 device. Please refer to pages 17 and 18 for a discussion of the alliance agreement with Weblink and supplier arrangements with Motorola.

ADDITIONAL COMPETITION DUE TO TECHNOLOGICAL DEVELOPMENTS -- TECHNOLOGICAL DEVELOPMENTS COULD LEAD TO INCREASED COMPETITION TO METROCALL.

     Future technological developments in the wireless communications industry, such as narrowband PCS and broadband PCS, could create new services or products that compete with Metrocall's paging and wireless messaging services. See page 9 for a discussion of these developments. That increased competition might result in loss of existing or future subscribers, loss of revenues and increase in expenses to stay competitive.

     Further developments of broadband PCS could also lead to increased competition. Many companies now provide wireless telephone service using broadband PCS technology and either have begun or will begin providing paging service. As result, Metrocall might experience losses in subscribers and recurring revenues and cost increases to stay competitive.

     Other changes in technology could lower the cost of competing services and products to a level at which Metrocall's pricing for its services and products would cease to be competitive. Metrocall cannot assure you that it will be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, nor can Metrocall assure you that our profit margins, inventory costs and cash flows will not be adversely affected by technological developments.

SATELLITE FAILURES -- METROCALL'S ABILITY TO DELIVER PAGING AND MESSAGING SERVICES COULD BE INTERRUPTED IF SATELLITE FAILURES OCCUR.

     Metrocall transmits a majority of its paging traffic through its satellite facility in Stockton, California. However, Metrocall relies on satellite facilities operated by other companies to control many of the transmitters on its nationwide and wide-area networks. Metrocall also uses land-based communications facilities such as microwave stations and landline telephone facilities to connect and control the paging base station transmitters in its networks. The failure or disruption of transmissions by these satellites and other facilities could disrupt our paging and messaging services and impair our results of operations and adversely affect our ability to gain more subscribers and increase revenues.

REGULATORY CHANGES AND COMPLIANCE -- CHANGES IN THE REGULATIONS THAT GOVERN METROCALL'S BUSINESS MIGHT MAKE IT MORE DIFFICULT OR COSTLY TO OPERATE ITS BUSINESS OR COMPLY WITH ITS CHANGES.

     The FCC and to a lesser extent state regulatory agencies regulate our paging and messaging operations. Those agencies might take actions, such as changing licensing requirements or the allocation of radio spectrum that would make it more difficult or costly for Metrocall to operate its business. For example, the FCC has adopted rules under which it will issue licenses that would permit companies to offer paging services on a wide-area basis through competitive bidding. Metrocall believes these rules may simplify its regulatory compliance burdens, particularly regarding adding or relocating transmitter sites; however, those rules may also increase its costs of obtaining paging licenses in the future. In addition, we cannot assure you that we will be able to comply with all changes implemented by the agencies regulating its business, such as changes in licensing or build-out requirements.

DEPENDENCE ON KEY MANAGEMENT PERSONNEL -- IF METROCALL IS UNABLE TO RETAIN KEY MANAGEMENT PERSONNEL, IT MIGHT NOT BE ABLE TO FIND SUITABLE REPLACEMENTS ON A TIMELY BASIS AND ITS BUSINESS OPERATIONS MIGHT BE ADVERSELY AFFECTED.

     Metrocall's existing operations and continued future developments are dependent to a significant extent upon the efforts and abilities of certain key individuals, including William L. Collins III, its Chief Executive Officer, and Vincent D. Kelly, its Chief Financial Officer. These individuals have substantial expertise and experience in the paging and messaging industry, know the intricacies of Metrocall's business operations and are responsible for the development and implementation of the business plan that Metrocall has adopted as the best opportunity to survive and succeed in the current environment. Metrocall has employment contracts with the named individuals but does not have non-competition contracts with or "key man" life insurance for any of them. If Metrocall is unable to retain these individuals, it is unlikely Metrocall could find individuals to replace them that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if Metrocall could find replacements, its business would be impaired from the disruption associated with changes in management.

     In addition, Metrocall may experience increased rates of attrition or employee turnover as a result of its announced intended Chapter 11 bankruptcy filing. While Metrocall has commenced a restructuring plan that will include a work force reduction of approximately 850 positions during 2002, Metrocall will remain reliant on certain core personnel in various aspects of its business to successfully implement its plan of reorganization. Metrocall intends to implement appropriate retention plans and/or incentives to attempt to mitigate the flight of these necessary personnel either preceding or during Metrocall's Chapter 11 cases. However, Metrocall can make no assurances that such efforts will be successful or that the departure of certain key personnel will not impair Metrocall's ability to implement its plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Metrocall's total debt has been classified as a current liability on the accompanying balance sheet as a result of the suspension of interest payments to holders of its senior subordinated notes and the expected non-compliance with certain of the financial covenants of its credit facility at December 31, 2001. As such, there is a risk that the lenders of such debt will request immediate payment of such amounts. Please refer to "Recent Developments" in Item I.

     At December 31, 2001, total debt consisted of borrowings outstanding under its credit facility and fixed rate senior subordinated notes.

SENIOR SECURED DEBT, VARIABLE RATE DEBT:

     The borrowings outstanding under Metrocall's credit facility are secured by substantially all of Metrocall's assets. The credit facility debt is closely held by a group of lenders.

  PRINCIPAL                     WEIGHTED AVERAGE   SCHEDULED   INTEREST PAYMENTS
   BALANCE        FAIR VALUE     INTEREST RATE     MATURITY           DUE
  ---------     --------------  ----------------   ---------   -----------------
$133.0 million  $66.5 million         8.67%          2005        Quarterly

     Metrocall's credit facility bears interest at floating rates and matures in 2005 and as such is subject to risks associated with changes in interest rates. Effective March 16, 2001, Metrocall's lenders exercised their option to increase the borrowing rate under the facility to prime plus a margin of 2.875%. In February 2002, Metrocall and the bank lenders entered into a Third Amendment and Limited Waiver of the Fifth Amended and Restated Loan Agreement providing for, among other things, a waiver of the lenders' demand for any accrued and unpaid default interest from March 16, 2001 to February 25, 2002.

SENIOR SUBORDINATED NOTES, FIXED RATE:

     Metrocall's senior subordinate notes are publicly traded and subject to market risk. In addition, they are subordinated to the secured status of borrowing under the credit facility ($'s in thousands):

  PRINCIPAL                       STATED       SCHEDULED
   BALANCE       FAIR VALUE    INTEREST RATE   MATURITY
  ---------     -------------  -------------   ---------
   $ 92,968        $1,395        11 7/8%         2005
   $    174        $    3        11 7/8%         2005
   $134,970        $2,025        10 3/8%         2007
   $171,340        $2,570         9 3/4%         2007
   $226,255        $3,394            11%         2008

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        DESCRIPTION                           PAGE
                        -----------                           ----

FINANCIAL STATEMENTS:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................   F-2
     Consolidated Balance Sheets, as of December 31, 2000
      and 2001..............................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1999, 2000 and 2001..........   F-4
     Consolidated Statements of Stockholders'
      Equity\(Deficit) for the three years ended December
      31, 1999, 2000 and 2001...............................   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1999, 2000 and 2001..........   F-6
     Notes to Consolidated Financial Statements.............   F-7

FINANCIAL STATEMENT SCHEDULE:
     Schedule II Valuation and Qualifying Accounts..........   S-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Additional documents will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

ITEM 11.  EXECUTIVE COMPENSATION

     Additional documents will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Additional documents will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Additional documents will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The following financial statements are included in Part II Item 8

DESCRIPTION                                                   PAGE
-----------                                                   ----

FINANCIAL STATEMENTS:
     Report of Arthur Andersen LLP, Independent Public
      Accountants...........................................   F-2
     Consolidated Balance Sheets, as of December 31, 2000
      and 2001..............................................   F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1999, 2000 and 2001..........   F-4
     Consolidated Statements of Stockholders'
      Equity/(Deficit) for the three years ended December
      31, 1999, 2000 and 2001...............................   F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1999, 2000 and 2001..........   F-6
     Notes to Consolidated Financial Statements.............   F-7
     Schedule II Valuation and Qualifying Accounts for the
      three years ended December 31, 1999, 2000 and 2001....   S-1

     All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (b) Reports on Form 8-K

     Form 8-K dated February 2, 2001 reporting that Metrocall and its bank lenders entered into the second amendment to the Fifth Amended and Restated Credit Facility (the "Credit Facility"), effective as of December 31, 2000.

     Form 8-K dated March 15, 2001 filing a press release regarding Metrocall's results for the fourth quarter 2000, restructuring efforts, and initiatives to address its liquidity concerns.

     Form 8-K dated April 3, 2001, reporting the change of Section 5 -"Other Items", to include notice of the postponement of its annual meeting of stockholders due to circumstances resulting from the planned Weblink Wireless Inc., and Metrocall Inc., restructuring and merger agreement. Form 8-K/A dated April 6, 2001 amending the Form 8-K dated April 3, 2001, to include a description of the amendment to the Rights Agreement, dated February 25, 2000 between Metrocall, Inc. and First Chicago Trust Company of New York(the "Rights Agent").

     Form 8-K dated September 19, 2001, reporting the change of Section 5 -- "Other Items", to include notice of the hearing of motions by Weblink Wireless,Inc. in the United States Bankruptcy Court for the Northern District of Texas Dallas Division seeking the entry of an order approving the debtors' assumption of the Strategic Alliance Agreements and National Services Agreement, each as amended.

  (c) Exhibits

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
-------                                            -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, as amended. (w)
 3.2      Ninth Amended and Restated Bylaws of Metrocall. (x)
 4.1      Rights Agreement, dated as of February 25, 2000, between Metrocall and First Chicago Trust Company of
          New York, as Rights Agent.(a)
 4.2      Amendment No. 1 to Rights Agreement, dated as of April 1, 2001, between Metrocall and First Chicago
          Trust Company of New York, as Rights Agent.(w)
 4.3      Indenture for Metrocall 11% Senior Subordinated Notes due 2008, dated as of December 22, 1998.(b)
 4.4      Indenture for 9 3/4% Senior Subordinated Notes due 2007 dated October 21, 1997.(c)
 4.5      Indenture for Metrocall 10 3/8% Senior Subordinated Notes due 2007 dated September 27, 1995.(d)
 4.6      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior Subordinated Notes due 2005 ("ProNet Notes") dated
          June 15, 1995.(e)
 4.7      Supplemental Indenture dated May 28, 1996 for ProNet Notes.(f)
 4.8      Second Supplemental Indenture dated December 30, 1997 for ProNet Notes.(g)
 4.9      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes") dated October
          24, 1995.(h)
 4.10     First Supplemental Indenture dated November 14, 1996 for A+ Notes.(i)
 4.11     Second Supplemental Indenture dated November 15, 1996 for A+ Notes.(i)
 4.12     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series A Convertible Preferred Stock of Metrocall.(j)
 4.13     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series E Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on February 25, 2000. (a)
 4.14     Warrant Agreement between Metrocall and the First National Bank of Boston as Warrant Agent dated as of November 15, 1996.(j)
10.1      Fifth Amended and Restated Loan Agreement by and among Metrocall, certain lenders and Toronto
          Dominion (Texas), Inc. as administrative agent, dated as of March 17, 2000 ("Loan Agreement").(k)
10.2      First Amendment to Loan Agreement, dated June 30, 2000.(l)
10.3      Second Amendment to Loan Agreement, dated December 31, 2000.(m)
10.4      Third Amendment to Loan Agreement, dated February 25, 2002. (y)
10.5      Securities Exchange Agreement by and between AT&T Wireless Services, Inc. and Metrocall dated
          February 2, 2000.(n)
10.6      Assignment of Rights, dated as of June 19, 2001, among AT&T Wireless Services, Inc., Global Card
          Holdings Inc., and Metrocall.(v)
10.7      Common Stock Purchase Agreement by and between HMTF Bridge MC I, LLC and Metrocall dated February 2,
          2000.(n)
10.8      Common Stock Purchase Agreement by and between Aether Systems, Inc. and Metrocall dated February 2,
          2000.(n)
10.9      Common Stock Purchase Agreement by and between PSINet Inc. and Metrocall dated February 2, 2000.(n)
10.10     Stock Purchase Agreement by and among Metrocall and AT&T Wireless Services, Inc., McCaw
          Communications Companies, Inc., and AT&T Two Way Messaging Communications, Inc. dated June 26,
          1998.(o)
10.11     Unit Purchase Agreement among Metrocall and the entities listed thereto dated November 15, 1996.(j)
10.12     Registration Rights Agreement between Metrocall and the entities listed thereto dated November 15,
          1998.(j)

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
-------                                            -------------------
10.13     Employment Agreement between Metrocall and William L. Collins, III.(p)
10.14     Amendment to Employment Agreement between Metrocall and William L. Collins, III.(q)
10.15     Second Amendment to Employment Agreement between Metrocall and William L. Collins, III.(r)
10.16     Third Amendment to Employment Agreement between Metrocall and William L. Collins, III.(s)
10.17     Fourth Amendment to Employment Agreement between Metrocall and William L. Collins, III.(l)
10.18     Fifth Amendment to Employment Agreement between Metrocall and William L. Collins III.(w)
10.19     Employment Agreement between Metrocall and Vincent D. Kelly.(p)
10.20     Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(q)
10.21     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(r)
10.22     Third Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)
10.23     Fourth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(l)
10.24     Fifth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(w)
10.25     Retention Agreement between Metrocall and William L. Collins III.(w)
10.26     Retention Agreement between Metrocall and Vincent D. Kelly.(w)
10.27     Change of Control Agreement between Metrocall and William L. Collins III.(p)
10.28     First Amendment to Change of Control Agreement between Metrocall and William L. Collins III.(w)
10.29     Change of Control Agreement between Metrocall and Vincent D. Kelly.(p)
10.30     First Amendment to Change of Control Agreement between Metrocall and Vincent D. Kelly. (w)
10.31     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14,
          1994.(t)
10.32     Metrocall, Inc. Key Employee Retention Plan.+
11.1      Statement re computation of per share earnings.+
21.1      Subsidiaries of Metrocall.+
23.1      Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.+
99.1      Letter to Commission pursuant to Temporary Note 3T.+

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

(m)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on February 2, 2001.
(n)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1999 filed with the Commission on March 11, 2000.
(o) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on August 31, 1998.
(p)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.
(q)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.
(r)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.
(s)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(t)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.
(u)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K/A, as amended, filed with the Commission on April
     6, 2001.
(v) Incorporated by reference to Metrocall's Schedule 13D/A, as amended, filed with the Commission on July 18, 2001.
(w)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K/A, as amended, for the year ended December 31, 2000 filed with the Commission on April 30, 2001.
(x)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K, for the year ended December 31, 2000 filed with the Commission on April 2, 2001.
(y)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K, filed with the Commission on March 4, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 2002.

                                          METROCALL, INC.

                                          By: /s/ WILLIAM L. COLLINS III
                                            ------------------------------------
                                            William L. Collins III
                                            Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                 TITLE                        DATE
              ---------                                 -----                        ----

      /s/ WILLIAM L. COLLINS III        Chairman of the Board, President,       April 12, 2002
--------------------------------------  Chief Executive Officer and Director
        William L. Collins III

                                        Chief Financial Officer, Executive      April 12, 2002
         /s/ VINCENT D. KELLY           Vice President, and Treasurer
--------------------------------------  (Principal Financial and Accounting
           Vincent D. Kelly             Officer)

      /s/ FRANCIS A. MARTIN, III        Director                                April 12, 2002
--------------------------------------
        Francis A. Martin, III

       /s/ RONALD V. APRAHAMIAN         Director                                April 12, 2002
--------------------------------------
         Ronald V. Aprahamian

          /s/ MICHAEL GREENE            Director                                April 12, 2002
--------------------------------------
            Michael Greene

          /s/ MAX D. HOPPER             Director                                April 12, 2002
--------------------------------------
            Max D. Hopper

       /s/ EDWARD E. JUNGERMAN          Director                                April 12, 2002
--------------------------------------
         Edward E. Jungerman

         /s/ HAROLD S. WILLIS           Director                                April 12, 2002
--------------------------------------
           Harold S. Willis

         /s/ ROYCE R. YUDKOFF           Director                                April 12, 2002
--------------------------------------
           Royce R. Yudkoff

                        METROCALL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   F-2
Consolidated Balance Sheets, as of December 31, 2000 and
  2001......................................................   F-3
Consolidated Statements of Operations for the three years
  ended December 31, 1999, 2000 and 2001....................   F-4
Consolidated Statements of Stockholders' Equity/(Deficit)
  for the three years ended December 31, 1999, 2000 and
  2001......................................................   F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999, 2000 and 2001....................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II: Valuation and Qualifying Accounts for the three
  years ended December 31, 1999, 2000 and 2001..............   S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

     We have audited the accompanying consolidated balance sheets of Metrocall, Inc. and subsidiaries (a Delaware Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metrocall, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has net capital and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 15, 2002

                        METROCALL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                2000          2001
                                                              ---------    -----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  26,597    $    24,135
  Accounts receivable, less allowance for doubtful accounts
    of $5,494 and $7,536 as of December 31, 2000 and 2001,
    respectively............................................     51,122         42,648
  Prepaid expenses and other current assets.................      7,498         11,149
                                                              ---------    -----------
         Total current assets...............................     85,217         77,932
                                                              ---------    -----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................     16,451          6,661
  Furniture, office equipment and vehicles..................     88,901         59,886
  Paging and plant equipment................................    374,205        160,310
  Less -- Accumulated depreciation and amortization.........   (216,565)      (108,007)
                                                              ---------    -----------
                                                                262,992        118,850
                                                              ---------    -----------
INTANGIBLE ASSETS, net......................................    373,624             --
OTHER ASSETS................................................     35,312          6,688
                                                              ---------    -----------
         TOTAL ASSETS.......................................  $ 757,145    $   203,470
                                                              =========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $ 759,286    $   759,544
  Accounts payable..........................................     25,370         18,984
  Accrued interest..........................................     20,370         81,197
  Accrued expenses and other current liabilities............     23,174         23,945
  Deferred revenue and subscriber deposits..................     21,549         27,746
                                                              ---------    -----------
         Total current liabilities..........................    849,749        911,416
                                                              ---------    -----------
CAPITAL LEASE AND OTHER LONG-TERM DEBT, less current
  maturities................................................      2,641          1,805
LONG TERM DEFERRED REVENUE..................................     10,212          8,200
MINORITY INTEREST IN PARTNERSHIP............................        510            510
                                                              ---------    -----------
         Total liabilities..................................    863,112        921,931
                                                              ---------    -----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 260,562
  shares and 298,317 shares issued and outstanding as of
  December 31, 2000 and 2001, respectively and a liquidation preference of $66,280 and $75,884 at December 31, 2000 and
  2001, respectively........................................     60,385         70,776
STOCKHOLDERS' EQUITY/(DEFICIT)
  Common stock, par value $.01 per share; 200,000,000 shares authorized; 89,214,532 shares and 89,975,772 shares
    issued and outstanding at December 31, 2000 and 2001,
    respectively............................................        892            900
  Additional paid-in capital................................    557,057        557,364
  Accumulated deficit.......................................   (724,301)    (1,347,501)
                                                              ---------    -----------
                                                               (166,352)      (789,237)
                                                              ---------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY/(DEFICIT).................................  $ 757,145    $   203,470
                                                              =========    ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           2000           2001
                                                      -----------    -----------    -----------
REVENUES:
  Service, rent and maintenance.....................  $   548,700    $   504,800    $   460,448
  Product sales.....................................       61,487         57,183         43,225
                                                      -----------    -----------    -----------
          Total revenues............................      610,187        561,983        503,673
  Net book value of products sold...................      (39,071)       (37,509)       (26,176)
                                                      -----------    -----------    -----------
                                                          571,116        524,474        477,497
OPERATING EXPENSES:
  Service, rent and maintenance.....................      146,961        120,312        123,066
  Selling and marketing.............................       97,051        103,413         92,481
  General and administrative........................      170,591        172,017        161,161
  Reorganization expense............................           --             --         15,017
  Depreciation......................................       96,985        124,515        209,792
  Amortization......................................      210,359        175,803        380,295
                                                      -----------    -----------    -----------
                                                          721,947        696,060        981,812
                                                      -----------    -----------    -----------
          Loss from operations......................     (150,831)      (171,586)      (504,315)
INTEREST AND OTHER INCOME (EXPENSE), NET............          407         (2,450)        (7,822)
INTEREST EXPENSE....................................      (85,115)       (84,169)      (100,672)
                                                      -----------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT AND EXTRAORDINARY
  ITEM..............................................     (235,539)      (258,205)      (612,809)
INCOME TAX BENEFIT..................................       63,055         20,775             --
                                                      -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM......................     (172,484)      (237,430)      (612,809)
EXTRAORDINARY ITEM..................................           --         22,876             --
                                                      -----------    -----------    -----------
          Net loss..................................     (172,484)      (214,554)      (612,809)
PREFERRED DIVIDENDS AND ACCRETION...................      (16,462)        (9,816)       (10,391)
SERIES C PREFERRED EXCHANGE INDUCEMENT..............           --         (6,308)            --
GAIN ON REPURCHASE OF PREFERRED STOCK...............        2,208             --             --
                                                      -----------    -----------    -----------
          Loss attributable to common
            stockholders............................  $  (186,738)   $  (230,678)   $  (623,200)
                                                      ===========    ===========    ===========
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO
  COMMON STOCKHOLDERS:
  Loss per share before extraordinary item
     attributable to common stockholders............  $     (4.47)   $     (3.30)   $     (6.93)
  Extraordinary item................................           --           0.30             --
                                                      ===========    ===========    ===========
  Basic and diluted loss per share attributable to
     common stockholders............................  $     (4.47)   $     (3.00)   $     (6.93)
                                                      ===========    ===========    ===========
  Weighted-average common shares outstanding........   41,773,789     76,984,096     89,975,772
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                             COMMON STOCK
                                        -----------------------   ADDITIONAL
                                          SHARES                   PAID-IN     ACCUMULATED
                                        OUTSTANDING   PAR VALUE    CAPITAL       DEFICIT       TOTAL
                                        -----------   ---------   ----------   -----------   ---------
BALANCE, December 31, 1998............  41,583,403      $416       $340,249    $  (306,885)  $  33,780
  Issuances of shares in employee
     stock purchase plan and other....     318,505         3            821             --         824
  Preferred dividends and accretion...          --        --             --        (16,462)    (16,462)
  Gain on repurchase of Series B
     Preferred........................          --        --             --          2,208       2,208
  Net loss............................          --        --             --       (172,484)   (172,484)
                                        ----------      ----       --------    -----------   ---------
BALANCE, December 31, 1999............  41,901,908       419        341,070       (493,623)   (152,134)
  Issuances of shares in employee
     stock purchase plan and other....     928,534         9          3,414             --       3,423
  Warrants exercised..................   1,102,920        11          2,667             --       2,678
  Issuances of shares in exchange for
     senior subordinated notes........   8,619,537        86         47,316             --      47,402
  Issuances of shares in exchange for
     Series C Preferred...............  13,250,000       133        111,543         (6,308)    105,368
  Other common stock issuances........  23,411,633       234         51,047             --      51,281
  Preferred dividends and accretion...          --        --             --         (9,816)     (9,816)
  Net loss............................          --        --             --       (214,554)   (214,554)
                                        ----------      ----       --------    -----------   ---------
BALANCE, December 31, 2000............  89,214,532       892        557,057       (724,301)   (166,352)
  Issuances of shares for employee
     stock purchase plan and other....     761,240         8            307             --         315
  Preferred dividends and accretion...          --        --             --        (10,391)    (10,391)
  Net loss............................          --        --             --       (612,809)   (612,809)
                                        ----------      ----       --------    -----------   ---------
BALANCE, December 31, 2001............  89,975,772      $900       $557,364    $(1,347,501)  $(789,237)
                                        ==========      ====       ========    ===========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         2000         2001
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................  $(172,484)   $(214,554)   $(612,809)
  Adjustments to reconcile net loss to net cash provided
     by operating activities --
     Extraordinary item.................................         --      (22,876)          --
     Depreciation and amortization......................    307,344      300,318      590,087
     Equity in loss of affiliate........................         --        4,966        6,248
     Amortization of debt financing costs...............      3,130        3,273       18,634
     Decrease in deferred income taxes..................    (63,255)     (20,955)          --
  Changes in current assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable................................     (9,275)       2,111        6,278
     Prepaid expenses and other current assets..........      1,157       (4,017)      (3,650)
     Accounts payable...................................     (9,237)      (2,773)      (6,387)
     Deferred revenues and subscriber deposits..........      1,865       (6,508)      (4,198)
     Accrued interest...................................      7,613       (1,459)      60,827
     Accrued expenses and other current liabilities.....     (2,324)       2,238          771
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     64,534       39,764       55,801
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired......         --      (12,575)          --
  Capital expenditures, net.............................    (93,327)    (108,623)     (58,221)
  Proceeds from sale of businesses......................      8,572           --           --
  Additions to intangibles..............................       (819)          --           --
  Other.................................................     (2,654)      (2,136)         800
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........    (88,228)    (123,334)     (57,421)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..........................     81,000       67,497           --
  Repayment of long-term debt...........................    (46,000)      (9,497)          --
  Principal payments on long-term debt..................       (882)        (643)        (735)
  Repurchase of Series B Preferred......................    (16,240)          --           --
  Net proceeds from issuance of common stock............        767       51,886          315
  Deferred debt financing costs and other...............       (600)      (1,863)        (422)
                                                          ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities..................................     18,045      107,380         (842)
                                                          ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....     (5,649)      23,810       (2,462)
CASH AND CASH EQUIVALENTS, beginning of period..........      8,436        2,787       26,597
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period................  $   2,787    $  26,597    $  24,135
                                                          =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Metrocall, Inc. and subsidiaries (Metrocall), is a leading provider of local, regional and national paging and advanced wireless data and messaging services in the United States. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas.

2.   RECENT DEVELOPMENTS, LIQUIDITY AND RISKS

 Paging/Messaging Environment and Industry Background

     During 2001 Metrocall operations continued to be affected by the decrease in demand for traditional paging services and a slower than anticipated increase in revenues for advanced messaging. Revenues in 2001 decreased $47.0 million from 2000 revenues, placing significant pressure on Metrocall's business operations which require substantial funds to maintain paging operations, subscriber base levels, capital expenditures and debt service requirements. In March 2001, it appeared unlikely to Metrocall that it would be able to access additional amounts of funds then available under its credit facility to fund any cash shortfall requirements that may have been created by the reduction in net revenues. In addition, it appeared to Metrocall that it would not generate operating cash flows during its first quarter at the level required to maintain compliance with the financial covenants of its credit facility.

     Metrocall's business prospects may also be affected by events affecting other companies in the paging industry and key vendors. Arch Wireless, Inc.
(Arch) and Weblink, the number one and three companies in the industry based on the subscriber numbers, are also confronting financial difficulties and have filed for protection under Chapter 11 of the Bankruptcy Code. Weblink presently owns and operates the advanced messaging network used by Metrocall to provide service to its advanced messaging and certain of its traditional paging customers.

 Product Sourcing and Key Suppliers

     Metrocall does not manufacture any of the paging or messaging devices, infrastructure and other equipment used in its operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, Metrocall has historically limited the number of suppliers to achieve volume cost savings and, therefore, depends on such manufacturers to obtain sufficient inventory. Metrocall has purchased messaging devices primarily from Motorola, Inc. and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. While both Motorola and Glenayre have announced that they will no longer sell messaging equipment used by Metrocall, Metrocall has taken measures to mitigate any risks to its business. Metrocall currently procures traditional paging devices through a number of alternative manufacturers and similarly expects that alternative sources for advanced messaging devices and network equipment will be secured in the foreseeable future. Metrocall has, in the interim, entered into a final purchase agreement with Motorola pursuant to which Metrocall has prepaid Motorola for advanced messaging devices. Metrocall has also been engaged in discussions with a number of potential alternate suppliers and manufacturers for these devices.

     In February 2002, Motorola announced that Multitone Electronics, plc intends to continue the role that Motorola had served as a device provider in the messaging industry. Motorola has advised the Company that Multitone intends to continue the manufacture of certain protocol-based devices used to provide Metrocall's traditional and advanced messaging services. Metrocall can make no assurances that Multitone will actually continue the role that Motorola had served as an industry device provider or be able to transition the manufacture of these devices to its operating facilities. A significant time delay in this transition process or if this transaction were not to occur could materially adversely affect Metrocall's advanced messaging sales and services.

                        METROCALL, INC. AND SUBSIDIARIES

     Metrocall currently receives maintenance and support services of its network infrastructure components from Glenayre through a support services contract which will expire in April 2002. Glenayre has presented Metrocall with terms for continuation of these services for an additional 12 months and is presently reviewing this proposal. Metrocall expects that infrastructure and equipment components will continue to be available from other suppliers for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that it will not experience unexpected delays in obtaining equipment in the future.

     Metrocall offers its two-way messaging services using the Reflex25 communications protocol through its alliance agreement with Weblink, which expires in April 2006. Weblink filed for reorganization protection under Chapter 11 of the Bankruptcy Code in May 2001 and has assumed this agreement in connection with such proceedings on October 1, 2001. As part of the Court assumption order, as amended, Weblink, provided that it is not in default at such time, may elect to terminate the alliance agreements with Metrocall if Metrocall has not obtained an order authorizing the assumption of the alliance agreements in Metrocall's Chapter 11 cases on or before April 30, 2002. Metrocall does not believe that Weblink will have the authority to exercise such termination rights given certain unauthorized tower deconstructions by Weblink. Metrocall and Weblink have agreed subject to court approval in the Weblink bankruptcy cases, to amend the alliance agreement to a date which is the earlier of forty-five (45) days after bankruptcy filing by Metrocall or October 31, 2002. Absent this extension, there can be no assurance that Metrocall will file its own plan of reorganization in sufficient time to assume this agreement by the stipulated April 30, 2002 deadline. There can also be no assurance that Weblink will be able to successfully reorganize and restructure under the protections of Chapter 11.

 Financial Impact

     In light of the circumstances described above, Metrocall suspended the payments of interest due to holders of all series of its senior subordinated notes on or after March 15, 2001, this action was necessitated to preserve cash to support operations and stakeholder value. As of December 31, 2001, accrued but unpaid interest on these notes totaled approximately $81.0 million. These defaults permit holders of the subordinated notes to accelerate this indebtedness, although, to date, no acceleration notice has been received.

     In April 2001, Metrocall's bank lenders delivered a notice of default under the bank credit facility premised on the failure to make the subordinated debt interest payments. At that time, the bank lenders reduced their commitment from $200.0 million to the $133.0 million presently outstanding under the credit facility and have reserved their rights (including their rights to demand default interest aggregating approximately $2.0 million) with respect to this default, and absent a waiver or other agreement by the banks, could accelerate Metrocall's debt. If the lenders seek to accelerate such indebtedness, Metrocall would likely file for protection under Chapter 11 of the Bankruptcy Code. As a result of suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, Metrocall has classified all its outstanding indebtedness under its bank credit facility and its senior subordinated notes as current liabilities at December 31, 2001 and 2000.

 Potential Restructuring

     Metrocall is currently negotiating with its senior bank lenders and holders of approximately 2/3 of its senior subordinated notes regarding the terms of a pre-negotiated stand-alone plan of reorganization of Metrocall,

                        METROCALL, INC. AND SUBSIDIARIES
which would be confirmed through a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. Metrocall proposed to its creditors a restructuring plan with the following objectives:

     - Deleveraging Metrocall to provide a viable capital structure in light of revenue uncertainty;

     - Restructuring existing debt to reflect projected cash flows;

     - Maintaining competitiveness by not over-leveraging Metrocall's capital structure relative to its competitors;

     - Maximizing cash flows; and

     - Providing the maximum enterprise value for all stakeholders.

     It is contemplated that on or about April 30, 2002, Metrocall will file for protection under Chapter 11 of the United States Bankruptcy Code and seek expeditiously to obtain approval of a pre-negotiated reorganization plan. It is likely that such plan will provide for reduced levels of bank debt, substantial common equity to the holders of existing bank debt, common equity to general unsecured creditors and no recovery to holders of existing preferred or common stock of Metrocall.

     Metrocall's deteriorating financial results and lack of additional liquidity indicate that it may not be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of its Notes and the bank lenders under its credit facility agreement and Metrocall's ability to (i) generate sufficient cash flows to meet its obligations, other than the cash interest payments due under its Notes, on a timely basis, (ii) obtain additional or restructured financing, including potential debtor-in-possession borrowings if it is required to file for protection under chapter 11, (iii) to continue to obtain uninterrupted supplies and services from its vendors, and to retain employees, and (iv) reduce capital expenditures and operating expenses.

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

3.  SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

     In addition to Metrocall, Inc., the accompanying consolidated financial statements include the accounts of Metrocall's wholly owned operating subsidiaries McCaw RCC Communications, Advanced Nationwide Messaging Corporation, and Mobilfone LP; Metrocall Ventures, Inc. which holds a 61% interest in Beacon Peak Associates Ltd. ("Beacon Peak") and other limited partnership or LLC interests; and Metrocall USA, Inc., a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission (the "FCC") and other intellectual property. Beacon Peak owns land, adjacent to Metrocall's headquarters building, which is valued at cost. The minority interest in Beacon Peak was $510,000 as of December 31, 2000 and 2001.

     In May 2000, Metrocall purchased 100% of the outstanding common stock of NationPage, Inc. and NPI Holdings, Inc. (collectively "NationPage") for $12.2 million in cash. The acquisition was financed through cash balances on hand. In June 2001, Metrocall purchased 100% of the outstanding common stock of South

                        METROCALL, INC. AND SUBSIDIARIES

East Paging, Inc. for $4.9 million. The consideration was paid to the seller in the form of future airtime paging services to be provided by Metrocall to the seller.

     All significant inter-company transactions have been eliminated in consolidation.

 Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Accounting for Investment in Inciscent, Inc.

     During 2000, Metrocall invested $15 million in return for preferred stock, which on a fully-diluted basis represented an approximate 39% interest in Inciscent, Inc. at December 31, 2001. The consideration given Inciscent was comprised of $5.0 million of in-kind services to be provided by Metrocall over a 5 year period and a $10.0 million 5-year license agreement granting Inciscent access to Metrocall's subscriber lists.

     Metrocall has accounted for its preferred stock investment in Inciscent similar to the equity method of accounting. Metrocall has reflected its investment in other assets and its obligation for in-kind services and obligation to provide access to its subscriber base as deferred revenue on the accompanying balance sheets. Metrocall recognizes revenue on the in-kind services provided to Inciscent as they are performed and recognizes revenue ratably on the license to access its customer base over the five-year license period after elimination of Metrocall's share of profits on the transactions. The company recognized revenue related to these services of $0.8 million and $1.0 million in 2000 and 2001 respectively, and recognized losses related to its preferred stock investment in Inciscent of $5.0 million and $6.2 million in 2000 and 2001, respectively. Metrocall's investment in Inciscent was $9.3 million and $2.0 million at December 31, 2000 and 2001 respectively. Total deferred revenue was $13.2 million and $11.2 million at December 31, 2000 and 2001, respectively. Metrocall periodically reviews its investment in Inciscent for impairment and has determined that no impairment adjustment to the carrying value of its investment is required at December 31, 2001.

 Revenue Recognition

     Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. The company bundles the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship, which the company estimates is one year.

 Credit Risk

     Metrocall's assets that are exposed to credit risk primarily consist of its accounts receivable. Accounts receivable are due from customers, resellers, and governmental entities located in the United States. The carrying value of accounts receivable approximates fair value.

                        METROCALL, INC. AND SUBSIDIARIES

 Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of investments, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

 Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                               YEARS
                                                              -------
Buildings and leasehold improvements........................  10 - 31
Furniture and office equipment..............................   5 - 10
Vehicles....................................................   3 - 5
Subscriber paging equipment.................................     2
Transmission and plant equipment............................   5 - 12

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

     On July 1, 2000, Metrocall revised the estimated depreciable life of its subscriber equipment purchased after June 30, 2000 from three years to two years. The change in useful life resulted from Metrocall's expectations regarding future usage periods for subscriber devices considering current and projected technological advances and customer desires for new messaging technology. As of December 31, 2000 and 2001, the balance of subscriber equipment was $180.3 million and $104.2 million, respectively, net of accumulated depreciation of $80.9 million and $45.3 million, respectively.

     Purchases of property and equipment in the accompanying consolidated statements of cash flows are reflected net of the net book value of products sold to approximate the net addition to subscriber equipment.

 Intangible Assets

     Intangible assets, net of accumulated amortization, consist of the following at December 31, 2000 and 2001 (dollars in thousands):

                                                  DECEMBER 31,         AMORTIZATION
                                             -----------------------    PERIOD IN
                                                 2000         2001        YEARS
                                             ------------   --------   ------------
State certificates and FCC licenses........    $206,275     $     --      10
Goodwill...................................     115,306           --      10
Customer lists.............................      46,885           --       3
Non-compete covenants......................       4,458           --       3
Other......................................         700           --     3 - 7
                                               --------     --------
                                               $373,624     $     --
                                               ========     ========

     Accumulated amortization at December 31, 2000 was $633.4 million.

     Identifiable intangibles, including goodwill allocated thereto, are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed.

                        METROCALL, INC. AND SUBSIDIARIES

Impairment is determined by comparing the net book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

     Metrocall currently evaluates enterprise level goodwill for impairment by comparing estimated future undiscounted cash flows over the remaining life of the goodwill to the carrying value of goodwill. If an impairment exists, enterprise level goodwill is written down to its fair value based on estimated future cash flows of Metrocall discounted at risk adjusted interest rates. In 2001, Metrocall wrote-down its intangible assets due to impairment. Please refer to Note 4.

 Debt Financing Costs

     Debt financing costs, included in other assets on the accompanying consolidated balance sheets, represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized as interest expense over the term of the related debt using the effective interest rate method. At December 31, 2001, Metrocall wrote-off $15.0 million of deferred financing costs related to debt classified as current liabilities.

 Reorganization Expenses

     Reorganization related expenses included in the accompanying statements of operations include costs incurred for legal, financial and investment banking services received in connection with Metrocall's merger agreement with Weblink Wireless, Inc. (Weblink), which was terminated on May 14, 2001, and other costs incurred by Metrocall and its bank lenders and unofficial creditors committee in connection with the debt restructuring efforts described in Note 2.

 Loss Per Common Share Attributable to Common Stockholders

     Basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share, except the weighted-average number of common shares outstanding is increased to include stock options and warrants, that dilute earnings. Total stock options outstanding of 7.2 million, 6.5 million, and 7.9 million, and warrants outstanding of 159,600, 100,000, and 0 at December 31, 1999, 2000 and 2001, respectively, were excluded from the computation of diluted earnings
(loss) per share because of their anti-dilutive effect.

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

 Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation.

 New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (effective July 1, 2001), and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible

                        METROCALL, INC. AND SUBSIDIARIES
assets with indeterminate lives will no longer be amortized but instead will be subject to periodic impairment testing. These pronouncements should have no impact on the Metrocall financial statements.

     On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss.

     On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002), that replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Metrocall is currently evaluating the impact of adopting SFAS Nos. 143 and 144.

 Segment Reporting

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changed the way companies report selected segment information in financial statements. Metrocall operates in one reportable segment.

4.  LONG LIVED ASSETS

     All long-lived assets are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is determined by comparing the net book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

     In the three months ended June 30, 2001, Metrocall reviewed the carrying value of its long lived assets for impairment. Factors that indicated an impairment may have occurred during this period included a continued reduction in revenues and operating cash flows, the termination of its merger agreement with Weblink Wireless Inc. (Weblink) and continuing competitive industry and economic conditions. Based on its analysis, which indicated the net book value of such assets exceeded the estimated undiscounted future cash flows expected from such assets over their remaining useful lives, Metrocall determined that a write-down of $279.7 million to the carrying value of its intangible assets was necessary.

     The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying statements of operations. The amount of the write down affected the carrying value of the following intangible assets ($'s in thousands):

                                                                          NET BOOK VALUE
DESCRIPTION                                                 WRITE DOWN    JUNE 30, 2001
-----------                                                 ----------    --------------
Goodwill..................................................   $107,007         $   --
State certificates and FCC licenses.......................    172,698         17,686
                                                             --------
                                                             $279,705
                                                             ========

                        METROCALL, INC. AND SUBSIDIARIES

     In the three months ended December 31, 2001, Metrocall again reviewed the carrying value of its long-lived assets for impairment. Factors that indicated an impairment had occurred in this period included a greater than expected decline in actual and expected future recurring traditional revenues and subscribers and a slower than expected growth rate in its advanced messaging business. Based on its analysis, Metrocall wrote down the carrying value of its long-lived assets by approximately $108.2 million to their estimated fair value, which was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in depreciation and amortization expenses on the accompanying statements of operations. The amount of the write down affected the carrying value of the following assets ($'s in thousands):

                                                                         NET BOOK VALUE
DESCRIPTION                                               WRITE DOWN    DECEMBER 31, 2001
-----------                                               ----------    -----------------
Intangible Assets:
  State certificates and FCC licenses...................   $ 17,877          $    --
  Customer lists........................................      7,415               --
  Other.................................................        907               --
                                                           --------
       Total amortization expense.......................   $ 26,199
                                                           --------
Property and Equipment:
  Furniture, office equipment and vehicles..............   $ 12,379          $23,471
  Paging and plant equipment............................     62,142           90,706
  Land, building and leasehold improvements.............      7,509            4,673
                                                           --------
       Total depreciation expense.......................   $ 82,030
                                                           --------
       Total............................................   $108,229
                                                           ========

5.  SUPPLEMENTARY BALANCE SHEET INFORMATION

     Prepaid expenses and other current assets and accrued expenses and other current liabilities consist of (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
  Deferred cost of sales....................................  $    --    $ 6,737
  Inventory.................................................      430      1,413
  Prepaid advertising.......................................    2,514        203
  Prepaid insurance.........................................      133        468
  Prepaid rent..............................................      411        234
  Other receivables.........................................    3,703      1,908
  Other.....................................................      307        186
                                                              -------    -------
       TOTAL................................................  $ 7,498    $11,149
                                                              =======    =======
  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
  Accrued payroll and payroll taxes.........................  $10,290    $ 9,729
  Accrued state and local taxes.............................    8,038      9,670
  Accrued insurance claims..................................    1,008      1,399
  Other.....................................................    3,838      3,147
                                                              -------    -------
       TOTAL................................................  $23,174    $23,945
                                                              =======    =======

                        METROCALL, INC. AND SUBSIDIARIES

6.  LONG-TERM DEBT AND LEASE OBLIGATIONS

     Long-term debt and capital lease obligation consist of the following ($'s in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
Credit facility, interest at a floating rate, defined
  below.....................................................  $133,000    $133,000
10 3/8% Senior subordinated notes due in 2007...............   134,970     134,970
9 3/4% Senior subordinated notes due in 2007................   171,340     171,340
11 7/8% Senior subordinated notes due in 2005...............    92,968      92,968
11% Senior subordinated notes due in 2008
  (net of unamortized discount of $1,304 and $1,095 in 2000
     and 2001)..............................................   226,099     226,255
11 7/8% Senior subordinated notes due in 2005...............       174         174
Capital lease obligations at a weighted average interest
  rate of 9.7%..............................................     3,002       2,341
Other.......................................................       374         301
                                                              --------    --------
                                                              $761,927    $761,349
Less -- Current portion.....................................   759,286     759,544
                                                              --------    --------
Long-term portion...........................................  $  2,641    $  1,805
                                                              ========    ========

     Scheduled maturities of long-term debt due after December 31, 2001 are as follows (in thousands): $19,720 in 2002, $65,536 in 2003, $12,082 in 2004, and
$101,893 in 2005, and $562,118 thereafter. The company has classified all amounts outstanding under its credit facility and senior notes as current because the company is no longer in compliance with several of the financial covenants on its credit facility and has failed to make scheduled interest payments on its senior subordinated notes since March 15, 2001. See further discussion in Note 2.

     The estimated fair value of the long-term debt excluding capital lease obligations is listed below. The fair value of the senior subordinated notes and credit facility is based on market quotes or transactions as of or around the dates indicated.

                                               DECEMBER 31, 2000    DECEMBER 31, 2001
                                              -------------------   ------------------
                                              CARRYING     FAIR     CARRYING    FAIR
                                               AMOUNT     VALUE      AMOUNT     VALUE
                                              --------   --------   --------   -------
Credit facility.............................  $133,000   $133,000   $133,000   $66,500
Senior subordinated notes...................   625,551    152,544    625,707     9,386
Other.......................................       301        301        301       301
                                              --------   --------   --------   -------
Total debt, excluding capital leases........  $758,852   $285,845   $759,008   $76,187
                                              ========   ========   ========   =======

 Credit Facility

     On March 17, 2000, Metrocall and its bank lenders entered into a Fifth Amended and Restated Credit Facility (the "credit facility"). Under the credit facility, subject to certain conditions, Metrocall was permitted to borrow up to $200.0 million under two loan facilities. Facility A was a $150.0 million reducing revolving credit facility, and Facility B was a $50.0 million term loan facility. The credit facility is secured by substantially all of the company's assets.

     In April 2001, Metrocall's bank lenders delivered a notice of default based on the failure to make the scheduled interest payments on the senior subordinated debt at that time. The bank lenders have reduced the level of their commitments from an aggregate of $200.0 million to $133.0 million and have reserved their rights with respect to this default, and, absent a waiver or other agreement by the banks, could accelerate Metrocall's bank debt. In the event any lender seeks to accelerate its indebtedness, Metrocall likely would file

                        METROCALL, INC. AND SUBSIDIARIES
for protection under Chapter 11 of the Bankruptcy Code. At December 31, 2001, there was $133.0 million outstanding under the credit facility

     In February, 2002, Metrocall and its bank lenders entered into the Third Amendment and Limited Waiver to the Fifth Amended and Restated Loan Agreement (the "Third Amendment"), effective as of January 1, 2002. The amendment amended certain sections, which generally pertain to the revocation of the option to borrow a eurodollar advance. In addition, the applicable margin was also amended to 2.875% effective January 1, 2002, retroactive for interest on all base rate advances outstanding for the period October 1, 2001 through January 1, 2002.

     Under the credit facility, interest accrues on base rate advances at the prime lending rate plus an applicable margin of 2.875%. Interest payments are due monthly on the last business day of each month. Metrocall's majority lenders have the ability to request an additional 2% default rate of interest above the base rate plus applicable margin described above. The majority lenders signatory to the Third Amendment agreed to a limited waiver that prohibits them from demanding for payment of any default interest that has accrued between March 16, 2001 and January 1, 2002 on any amounts outstanding ($'s in thousands);

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
OTHER CREDIT FACILITY DATA                       1999       2000       2001
--------------------------                      -------   --------   --------
Weighted average balances outstanding.........  $79,536   $102,686   $133,000
Interest expense..............................  $ 7,067   $ 11,814   $ 11,530
Weighted average interest rate................      8.9%      11.5%       8.7%
Effective interest rate at December 31........      8.9%       9.8%       7.2%

 Senior Subordinated Notes/ Extraordinary Gain

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

     As described in Note 2, during 2001, Metrocall suspended the payments due to the holders of its senior subordinated notes and consequently is in default of the indentures of each series. Principal amounts outstanding and accrued, and unpaid interest on each subordinated notes series at December 31, 2001 are as follows ($'s in thousands):

                                                               ACCRUED
                                                  PRINCIPAL   AND UNPAID     SCHEDULED INTEREST
                     SERIES                        AMOUNT      INTEREST         PAYMENT DATE
                     ------                       ---------   ----------   ----------------------
10.375% Senior Subordinated Notes due 2007......  $134,970     $18,320       April 1/October 1
9.75 % Senior Subordinated Notes due 2007.......  $171,340     $16,529       January 15/July 15
11.875% Senior Subordinated Notes due 2005......  $ 92,968     $11,955      June 15/December 15
11% Senior Subordinated Notes due 2008..........  $226,255     $34,036     March 15/September 15
11.875% Senior Subordinated Notes due 2005......  $    174     $    25        May 1/November 1

                        METROCALL, INC. AND SUBSIDIARIES

     Each series of senior subordinated notes contains various covenants (that Metrocall is currently in violation of), that among other restrictions, limit the company's ability to incur additional indebtedness, pay dividends, engage in certain transactions with affiliates, sell assets and engage in mergers and consolidations except under certain circumstances.

     In the event of a change of control of Metrocall, as defined in each subordinated note indenture, each note holder will have the right to require that Metrocall purchase such holders' subordinated notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

     Metrocall made cash payments of interest on long term debt of $74.1 million, $82.0 million and $21.0 million for the years ended December 31, 1999, 2000, and 2001 respectively.

 LEASE OBLIGATIONS

     Metrocall has various operating lease arrangements (as lessee) for office space and communications equipment sites. Rental expenses related to operating leases were approximately ($'s in thousands) $48,311, $47,547 and $52,704 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Minimum rental payments as of December 31, 2001, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows ($'s in thousands): $26,038 in 2002, $18,674 in 2003, $13,454 in 2004, $7,780 in 2005, $3,580 in 2006 and $2,291 thereafter.

     Rent expense for lease agreements with related parties for office space, tower sites and transmission systems, excluding consolidated entities, was approximately (in thousands) $997.0, $980.0 and $14.0 for the years ended December 31, 1999, 2000 and 2001, respectively. Metrocall leases office and warehouse space from a company owned by a director. The annual rental commitment under these leases is approximately $14.0.

7.  COMMON AND PREFERRED STOCK:

     At December 31, 2001, Metrocall's authorized capital stock consisted of 200,000,000 shares of common stock and 810,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred"), all with a par value $0.01 per share.

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

 Issuances of Common Stock

     On March 17, 2000, Metrocall issued 23,411,633 shares of its common stock for $2.19 per share to three investors including: PSINet Inc. (PSINet), Aether Systems, Inc. (Aether) and an affiliate of Hicks, Muse, Tate & Furst Incorporated (HMT&F). Total proceeds raised from the issuances were $51.3 million. Such proceeds were used for general corporate purposes. Pursuant to the common stock purchase agreements with each of these investors, each investor has the right to nominate a representative to Metrocall's Board of Directors. Metrocall has agreed to register for resale the shares of common stock held by these investors, subject in each case to certain conditions and limitations. Because the common stock investments were

                        METROCALL, INC. AND SUBSIDIARIES
transactions not involving a public offering, each investment was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

     Metrocall also granted HMT&F two options to purchase additional shares of Metrocall common stock. Metrocall granted an option to purchase 8,333,333 shares of common stock (Option I), at an exercise price of $3.00 per share, subject to adjustment under certain events. Option I may be exercised by HMT&F in whole but not in part, at any time on or before March 17, 2001. Metrocall also granted HMT&F (i) an option to purchase 12,500,000 shares of common stock at an exercise price of $4.00 per share plus, (ii) if HMT&F has not exercised Option I, 8,333,333 shares of common stock at an exercise price per share of $3.00, in each case subject to adjustment under certain events (collectively, Option II). Option II may be exercised in whole or in part but only in connection with the issuance of new equity for cash to finance a business combination or acquisition (by means of merger, consolidation, exchange, or acquisition of assets, or otherwise) involving Metrocall or any of its subsidiaries and an aggregate transactional consideration to the other entity or its equity and debt holders or to Metrocall and its equity and debt holders having a fair value (as determined in good faith by Metrocall's Board of Directors) of at least $50,000,000 (a Qualified Transaction). Option II will terminate on March 17, 2002, except that it can be extended if there are pending active discussions with respect to a potential Qualified Transaction or material changes in the terms of a Qualified Transaction. The Option I and Option II transactions are subject to the expiration of the applicable HSR Act waiting period, the receipt of any required consent of the FCC, and other customary closing conditions. Both Options I and II expired unexercised on March 17, 2001 and 2002, respectively.

 Series C Preferred

     On March 17, 2000, Metrocall also issued 13,250,000 shares of its common stock to AT&T Wireless, Inc, the sole holder of Metrocall's Series C Convertible Preferred Stock (Series C Preferred) in exchange for all the issued and outstanding shares of the Series C Preferred pursuant to a securities exchange agreement dated February 2, 2000. Metrocall recorded the exchange transaction by reducing the carrying value of the Series C Preferred at the time of the transaction of $105.4 million with an increase to common stock and additional paid-in capital on the balance sheet of $111.5 million and an inducement expense, as explained below, of $6.3 million. This adjustment represented the issuance of the shares of Metrocall common stock at its fair market value of $26.8 million based on the market price per share of Metrocall's common stock on February 2, 2000 resulting in the elimination of $78.6 million of excess carrying value of the Series C Preferred, over the fair market value of the common stock issued.

                        METROCALL, INC. AND SUBSIDIARIES

     Metrocall recognized an "inducement" expense for purposes of determining the net loss applicable to common stockholders. The inducement expense represented the excess of (1) the fair value of the 13,250,000 shares of common stock issued to the holder of the Series C Preferred over (2) the fair value of the common stock that would have been issued pursuant to the original conversion terms of the Series C Preferred. Although the Series C Preferred was not convertible into common stock at that time the exchange transaction occurred, had the original conversion terms been followed, Metrocall would have issued approximately 10,100,000 shares based on the carrying value of the Series C Preferred on the date of the exchange. The inducement expense represents the fair value of the 3,150,000 additional shares of common stock that was received by the holder in the exchange or $6.3 million.

 Series A Preferred

     At December 31, 2001, there were 298,317 shares of the Series A Preferred issued and outstanding, including 37,755 shares of Series A Preferred shares issued during 2001 as dividends. Accrued but unpaid dividends at December 31, 2001, were approximately $1.3 million. Each share of the Series A Preferred has a stated value of $250 per share and has a liquidation preference over shares of Metrocall's common stock equal to the stated value per share. The Series A Preferred carries a dividend of 14% of the stated value per year, payable semiannually in cash or in additional shares of the Series A Preferred, at Metrocall's option. Upon the occurrence of a triggering event, as defined in the certificate of designation for the Series A Preferred, and so long as the triggering event continues, the dividend rate increases to 16% per year. Triggering events include, among other events, (i) Metrocall issues or incurs indebtedness or equity securities senior with respect to payment of dividends or distributions on liquidation or redemption to the Series A Preferred in violation of limitations set forth in the certificate of designation, and (ii) default on the payment of the principal indebtedness in an amount of $5,000,000 or more.

     Holders of the Series A Preferred have the right, beginning five years from the date of issuance, to convert their Series A Preferred (including shares issued as dividends) into shares of common stock based on the market price of the common stock at the time of conversion. The Series A Preferred may, at the holders' option, be converted sooner upon a change of control of Metrocall, as defined in the certificate of designation. At December 31, 2001, Metrocall had the option to redeem the Series A Preferred in whole or in part (subject to certain minimums for the stated value of $250 per share). The Series A Preferred must be redeemed on November 15, 2008, for an amount equal to the stated value plus accrued and unpaid dividends. Metrocall is accreting the Series A Preferred stock to its redemption value.

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

                        METROCALL, INC. AND SUBSIDIARIES

 Warrants

     In connection with the issuance of the Series A Preferred discussed above, Metrocall issued 159,600 warrants to purchase common stock. Each warrant represented the right of the holder to purchase 18.531 shares of common stock or an aggregate of 2,957,529 shares of common stock at an exercise price per share of $2.74. During 2000, 1,102,920 shares of common stock were issued upon exercise of 59,600 warrants for proceeds of $2.678 million. Metrocall received 11,932 shares of Series A Preferred in lieu of full cash proceeds. The 100,000 remaining warrants expired, unexercised on November 15, 2001.

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

                        METROCALL, INC. AND SUBSIDIARIES

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

8.  EMPLOYEE STOCK OPTION AND OTHER BENEFIT PLANS

STOCK OPTION PLANS

  1993 Stock Option Plans

     Under the 1993 Metrocall Stock Option Plan, as amended, (the "1993 Plan"), options to purchase up to an aggregate of 975,000 shares of common stock were reserved for grants to key employees. The 1993 Plan limits the maximum number of shares that may be granted to any person eligible under the 1993 Plan to 325,000. All options have been issued with exercise prices equal to the fair market value at date of grant. All options granted under the 1993 Plan become fully vested and exercisable on the second anniversary of the date of grant. Each option granted under the 1993 Plan will terminate no later than ten years after the date the option was granted. In 2002, Metrocall terminated the 1993 Plan.

     Under the 1993 Metrocall Directors Stock Option Plan (the "Directors Plan"), options to purchase up to an aggregate of 25,000 shares of common stock are available for grants to members of the Board of Directors who are neither officers nor employees of Metrocall ("Eligible Director"). Options issued under the Directors Plan vest fully on the six-month anniversary of the date of grant. Each Eligible Director was also granted an option to purchase 1,000 shares of common stock on the first and second anniversaries of the grant date of the initial option if the director continues to be an Eligible Director on each of such anniversary dates. In 2002, Metrocall terminated the Directors Plan.

  1996 Stock Option Plan

     Under the Metrocall 1996 Stock Option Plan (as amended, the "1996 Plan"), options to purchase up to an aggregate of 10.5 million shares of common stock have been reserved for grant to key employees, officers and non-employee directors ("Qualified Directors"). The 1996 Plan limits the maximum number of shares that may be granted to any person eligible under the 1996 Plan to 1 million in any calendar year. If any option granted under the 1996 Plan expires or terminates prior to exercise in full, the shares subject to that option shall be available for future grants under the 1996 Plan. Substantially all employees and Qualified Directors of Metrocall are eligible to participate in the 1996 Plan. All options granted under the 1996 Plan become fully vested and exercisable on the second anniversary of the date of grant. Each option granted under the 1996

                        METROCALL, INC. AND SUBSIDIARIES

Plan will terminate no later than ten years from the date the option was granted. In 2002, Metrocall terminated the 1996 Plan.

     Under the 1996 Plan, both incentive stock options and non-statutory stock options are available for grant to employees. For incentive stock options, the option price shall not be less than the fair market value of a share of common stock on the date the option is granted. For non-statutory options, the option price shall not be less than the par value of common stock. All options granted to Qualified Directors shall be non-statutory options. Upon approval of the 1996 Plan, each Qualified Director was granted an initial option to purchase 10,000 shares of common stock. Thereafter, every Qualified Director will be granted an initial option to purchase 10,000 shares of common stock at the time the Qualified Director commences service on the Board of Directors. Subsequently, each Qualified Director who received an initial grant of an option shall receive an additional option to purchase 1,000 shares of common stock on each anniversary of the initial option, provided that the director continues to be a Qualified Director on each anniversary date. Options granted to Qualified Directors shall become fully vested six months after the date of grant. The exercise price for options granted to Qualified Directors shall be the fair market value of common stock on the date the option is granted.

  Employee Stock Purchase Plan

     Under the Metrocall, Inc. 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"), up to 2.0 million shares of common stock may be purchased by eligible employees through payroll deductions of up to 15% of their eligible compensation with a maximum of 5,000 shares purchased in any one payroll deduction period. Substantially all full-time employees are eligible to participate in the Stock Purchase Plan. Participants may elect to purchase shares of common stock at the lesser of 85% of the fair market value on either the first or last trading day of each deduction period. No employee may purchase in one calendar year shares of common stock having an aggregate fair market value in excess of $25,000. Employees were issued 276,967 shares, 426,726 shares, and 761,240 shares of common stock in 1999, 2000, and 2001, respectively, under the Stock Purchase Plan. Effective August 10, 2001, Metrocall terminated the Stock Purchase Plan.

 Accounting for Stock-Based Compensation

     Metrocall accounts for its stock option plans under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." In accordance with the recognition requirements set forth under this pronouncement, no compensation expense was recognized for the three years ended December 31, 2001 because Metrocall had granted options to acquire common stock at exercise prices equal to the fair value of the common stock on the dates of grant. In 1996, Metrocall had elected to adopt SFAS No. 123 "Accounting for Stock Based Compensation" for disclosure purposes only.

     For disclosure purposes, the fair value of each stock purchase and option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1999 and 2000, respectively: expected volatility of 79.77% and 211.52%, risk free interest rate of 6.4% and 5.1% and expected life of ten years for all option grants. The weighted-average fair value of stock options granted in 1999 and 2000 was $2.88 per share, $0.47 per share respectively. Metrocall granted no stock options in 2001.

     Under the above model, the total value of stock options granted in 1999 and 2000 was approximately $5.0 million and $1.1 million, respectively, which would be recognized ratably on a pro forma basis over the two year vesting period. Had purchase plans been determined in accordance with SFAS No. 123, Metrocall

                        METROCALL, INC. AND SUBSIDIARIES
loss and loss per share information would have been increased to the pro forma amounts indicated below ($'s in thousands, except per share info):

                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1999        2000        2001
                                             ---------   ---------   ---------
Pro forma loss attributable to common
  stockholders.............................  $(190,077)  $(233,728)  $(626,250)
Pro forma loss per share attributable to
  common stockholders......................  $   (4.55)  $   (3.04)  $   (6.96)

     The resulting pro forma compensation cost may not be representative of that to be expected in future years. Stock option transactions are summarized as follows:

                                               NUMBER OF     EXERCISE    WEIGHTED-AVERAGE
                                                SHARES     PRICE RANGE    EXERCISE PRICE
                                               ---------   ------------  ----------------
Options outstanding, December 31, 1998.......  5,007,553   $1.04-$22.13       $5.84
  Options granted............................  1,748,500      2.75-5.63        3.38
  Options exercised..........................         --             --          --
  Options canceled...........................   (287,395)    3.22-19.50        6.07
                                               ---------   ------------       -----
Options outstanding, December 31, 1999.......  6,468,658   $1.04-$22.13       $5.16
  Options granted............................  2,338,000      1.97-9.00        2.49
  Options exercised..........................   (501,808)     3.33-6.67        5.62
  Options canceled...........................   (432,695)     2.03-6.67        4.74
                                               ---------   ------------       -----
Options outstanding, December 31, 2000.......  7,872,155   $1.04-$22.13       $4.36
  Options granted............................         --             --          --
  Options exercised..........................         --             --          --
  Options canceled...........................   (654,551)     5.97-6.67       $6.50
                                               ---------   ------------       -----
Options outstanding, December 31, 2001.......  7,217,604   $1.04-$22.13       $4.17
                                               =========   ============       =====
Options exercisable, December 31, 1999.......  3,465,658   $1.04-$22.13       $6.06
Options exercisable, December 31, 2000.......  4,236,655   $1.04-$22.13       $5.74
Options exercisable, December 31, 2001.......  5,085,604   $1.04-$22.13       $4.90

     The following table summarizes information about the options outstanding at December 31, 2001:

                         OPTIONS EXERCISABLE                        OPTIONS OUTSTANDING
                    ------------------------------   -------------------------------------------------
                                                                   WEIGHTED-AVERAGE
RANGE OF EXERCISE     NUMBER      WEIGHTED-AVERAGE     NUMBER       REMAINING LIFE    WEIGHTED-AVERAGE
     PRICES         OUTSTANDING    EXERCISE PRICE    OUTSTANDING       (YEARS)         EXERCISE PRICE
-----------------   -----------   ----------------   -----------   ----------------   ----------------
$1.04 - $2.21           94,323         $ 1.80         2,025,823             8.0            $ 2.02
$2.21 - $4.43        1,519,500           3.23         1,519,500             7.3              3.23
$4.43 - $6.63        3,129,101           5.62         3,329,601             5.4              5.62
$6.64 - $8.85          332,680           6.68           332,680             1.7              6.68
$8.86 - $22.13          10,000          16.99            10,000             3.4             16.99
                     ---------         ------         ---------        --------            ------
                     5,085,604         $ 4.90         7,217,604             6.4            $ 4.17
                     =========         ======         =========        ========            ======

                        METROCALL, INC. AND SUBSIDIARIES

 Profit Sharing Plan and Retirement Benefits

     The Metrocall, Inc. Savings and Retirement Plan (the "Plan"), a combination employee savings plan and discretionary profit-sharing plan, is open to all employees working a minimum of twenty hours per week with at least six months of service. The Plan qualifies under section 401(k) of the Internal Revenue Code (the "IRC"). Under the Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall has agreed to match 50% of the employee's contribution, up to 4% of each participant's gross salary. Contributions made by Metrocall vest 20% per year beginning on the second anniversary of the participant's employment. Other than Metrocall's matching obligations, discussed above, profit sharing contributions are discretionary. Metrocall's matching contributions under the Plan recorded were $1.4 million, $1.5 million and $1.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

9.  CONTINGENCIES

     Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of Metrocall.

     In November 1998, Electronic Tracking Systems Pty Limited ("ETS"), an Australian company, commenced a proceeding against ProNet Inc. ("ProNet") (of which Metrocall is the successor) before the Industrial Relations Commission of New South Wales, Australia. ETS alleged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks damages in the amount of $33 million (Australian) (approximately US $17 million at current exchange rates), as well as declaratory and other relief. Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Relations Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall sought, but was denied, permission to appeal this order to the High Court of Australia. Metrocall believes the claim is without merit.

     In November 2001, Metrocall commenced an arbitration proceeding before the American Arbitration Association pursuant to the contract between ProNet and ETS seeking a declaration that ProNet did not breach the agreement and that Metrocall has no liability to ETS. If successful, Metrocall will argue that this arbitral determination, and not any adjudication by the Industrial Relations Commission of New South Wales, determines the rights of the parties in the United States and everywhere else in the world except Australia. To assure its continued right to arbitrate, Metrocall sought and obtained a temporary injunction from a Texas state court enjoining ETS and its principal from taking any actions to try to enjoin or interfere with the AAA arbitration commenced by Metrocall.

     Spectrum Management, L.L.C. ("Spectrum") has asserted a claim against Metrocall alleging breaches of the contract under which Metrocall sold to Spectrum the electronic tracking business that it had previously acquired from ProNet. Spectrum asserts that the alleged breaches have caused it to sustain damages in the amount of $6 million. Spectrum has not taken any other action with respect to this claim. Two former ProNet officers have recently been joined as defendants to the Australian proceedings. In accordance with the Agreement and Plan of Merger by which Metrocall acquired ProNet, Metrocall has agreed to indemnify those former ProNet officers for the costs of their defense in the suit. Metrocall believes this claim is without merit.

                        METROCALL, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     As of December 31, 2001, Metrocall has a net operating loss carryforward of approximately $451.0 million which expires in the years 2002 through 2021. The benefits of this carryforward may be limited in the future as a result of historical changes in the ownership of Metrocall. Net operating loss carryforwards may be used to offset up to 90 percent of Metrocall's alternative minimum taxable income.

     As of December 31, 2001, the tax effect of the net operating loss carryforward, together with net temporary differences, represents a deferred tax asset for which management has provided a 100% valuation allowance due to the uncertainty of future taxable income. This carryforward will provide a benefit for financial reporting purposes if it is utilized to offset taxable income in the future.

     The components of net deferred tax assets (liabilities) were as follows as of December 31, 2000 and 2001 ($'s in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        2001
                                                        ---------   ---------
Deferred tax assets:
  Allowance for doubtful accounts.....................  $   4,512   $   3,007
  Management reorganization...........................        616         429
  Contributions.......................................        275         314
  New pagers on hand..................................      2,277         479
  Intangibles.........................................      6,850      94,238
  Other...............................................      6,883      25,758
  Investment tax credit carryforward..................         94          --
  Net operating loss carryforwards....................    143,197     179,972
                                                        ---------   ---------
          Total deferred tax assets...................    164,704     304,197
                                                        =========   =========
Deferred tax liabilities:
  Basis differences attributable to purchase
     accounting.......................................    (78,508)       (783)
  Depreciation and amortization expense...............    (23,563)         --
  Other...............................................       (179)       (185)
                                                        ---------   ---------
          Total deferred tax liabilities..............   (102,250)       (968)
Net deferred tax asset................................     62,454     303,229
Less: Valuation allowance.............................    (62,454)   (303,229)
                                                        ---------   ---------
                                                        $      --   $      --
                                                        =========   =========

                        METROCALL, INC. AND SUBSIDIARIES

     The income tax benefit for the years ended December 31, 1999 and 2000, is primarily the result of the amortization of the basis differences attributable to purchase accounting related mergers and acquisitions occurring in 1998 and prior years and is composed of the following ($'s in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1999      2000      2001
                                                   -------   -------   -------
Income tax (provision) benefit
  Current --
     Federal.....................................  $    --   $    --   $    --
     State.......................................       --      (180)
  Deferred --
     Federal.....................................   55,174    18,517        --
     State.......................................    7,881     2,438        --
                                                   -------   -------   -------
                                                   $63,055   $20,775   $    --
                                                   =======   =======   =======

     The benefit for income taxes for the years ended December 31, 1999, 2000 and 2001, results in effective rates that differ from the Federal statutory rate as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1999     2000     2001
                                                         -----   ------   ------
Statutory Federal income tax rate......................  35.0%    35.0%    35.0%
Effect of graduated rates..............................  (1.0)    (1.0)    (1.0)
State income taxes, net of Federal tax benefit.........   4.6      4.6      4.6
Increase in valuation allowance and NOL with no tax
  benefit..............................................  (7.0)   (23.3)   (14.9)
Permanent differences..................................  (4.8)    (6.7)   (23.7)
                                                         ----    -----    -----
                                                         26.8%     8.6%     0.0%
                                                         ====    =====    =====

     Metrocall made cash payments for income taxes of $216,000, $80,000 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively.

11.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following table of unaudited quarterly financial data has been prepared from the financial records of Metrocall, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. ($'s in thousands, except per share amount):

                                   MARCH 31               JUNE 30             SEPTEMBER 30           DECEMBER 31
                              -------------------   --------------------   -------------------   --------------------
                                2000       2001       2000       2001        2000       2001       2000       2001
                              --------   --------   --------   ---------   --------   --------   --------   ---------
Revenues....................  $140,052   $131,019   $140,667   $ 127,280   $139,517   $126,737   $141,747   $ 118,637
Loss from operations........   (33,495)   (35,281)   (41,477)   (326,412)   (48,499)   (22,461)   (48,115)   (120,161)
Loss before extraordinary
  item......................   (33,400)   (57,244)   (59,768)   (349,108)   (68,672)   (45,812)   (69,899)   (160,645)
Loss attributable to common
  stockholders..............   (48,186)   (59,721)   (46,280)   (351,665)   (67,137)   (48,448)   (69,075)   (163,366)
Loss attributable to common
  stockholders per share
  before the extraordinary
  item......................     (0.99)     (0.66)     (0.75)      (3.91)     (0.81)     (0.54)     (0.87)      (1.82)
Loss per share attributable
  to common stockholders....     (0.99)     (0.66)     (0.56)      (3.91)     (0.77)     (0.54)     (0.86)      (1.82)

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

                                  SCHEDULE II

                        METROCALL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                        ------------------------                   BALANCE
                                           BALANCE AT   CHARGED TO                                   AT
                                           BEGINNING    COSTS AND     ACQUIRED      DEDUCTIONS     END OF
DESCRIPTION                                 OF YEAR      EXPENSES        (1)            (2)         YEAR
-----------                                ----------   ----------    --------      ----------     -------
Year ended December 31, 1999
  Allowance for doubtful accounts........    $6,196      $15,306           --         $14,399      $7,103
                                             ======      =======       ======         =======      ======
Year ended December 31, 2000
  Allowance for doubtful accounts........    $7,103      $17,441          897         $19,947      $5,494
                                             ======      =======       ======         =======      ======
Year ended December 31, 2001
  Allowance for doubtful accounts........    $5,494      $20,393        1,946         $20,297      $7,536
                                             ======      =======       ======         =======      ======

---------------
(1) Allowance for doubtful accounts acquired for NationPage and SouthEast Paging, Inc. in 2000 and 2001, respectively.

(2) Deductions represent write-offs of accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
-------                                            -------------------
 3.1      Restated Certificate of Incorporation of Metrocall, as amended.(w)
 3.2      Ninth Amended and Restated Bylaws of Metrocall.(x)
 4.1      Rights Agreement, dated as of February 25, 2000, between Metrocall and First Chicago Trust Company of
          New York, as Rights Agent.(a)
 4.2      Amendment No. 1 to Rights Agreement, dated as of April 1, 2001, between Metrocall and First Chicago
          Trust Company of New York, as Rights Agent.(w)
 4.3      Indenture for Metrocall 11% Senior Subordinated Notes due 2008, dated as of December 22, 1998.(b)
 4.4      Indenture for 9 3/4% Senior Subordinated Notes due 2007 dated October 21, 1997.(c)
 4.5      Indenture for Metrocall 10 3/8% Senior Subordinated Notes due 2007 dated September 27, 1995.(d)
 4.6      Indenture for ProNet Inc. (ProNet) 11 7/8% Senior Subordinated Notes due 2005 ("ProNet Notes") dated
          June 15, 1995.(e)
 4.7      Supplemental Indenture dated May 28, 1996 for ProNet Notes.(f)
 4.8      Second Supplemental Indenture dated December 30, 1997 for ProNet Notes.(g)
 4.9      Indenture for A+ Network, Inc. 11 7/8% Senior Subordinated Notes due 2005 ("A+ Notes") dated October
          24, 1995.(h)
 4.10     First Supplemental Indenture dated November 14, 1996 for A+ Notes.(i)
 4.11     Second Supplemental Indenture dated November 15, 1996 for A+ Notes.(i)
 4.12     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series A Convertible Preferred Stock of Metrocall.(j)
 4.13     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and
          Other Rights of Series E Junior Participating Preferred Stock as filed with the Secretary of State of the State of Delaware on February 25, 2000.(a)
 4.14     Warrant Agreement between Metrocall and the First National Bank of Boston as Warrant Agent dated as of November 15, 1996.(j)
10.1      Fifth Amended and Restated Loan Agreement by and among Metrocall, certain lenders and Toronto
          Dominion (Texas), Inc. as administrative agent, dated as of March 17, 2000 ("Loan Agreement").(k)
10.2      First Amendment to Loan Agreement, dated June 30, 2000.(l)
10.3      Second Amendment to Loan Agreement, dated December 31, 2000.(m)
10.4      Third Amendment to Loan Agreement, dated February 25, 2002. (y)
10.5      Securities Exchange Agreement by and between AT&T Wireless Services, Inc. and Metrocall dated
          February 2, 2000.(n)
10.6      Assignment of Rights, dated as of June 19, 2001, among AT&T Wireless Services, Inc., Global Card
          Holdings Inc., and Metrocall.(v)
10.7      Common Stock Purchase Agreement by and between HMTF Bridge MC I, LLC and Metrocall dated February 2,
          2000.(n)
10.8      Common Stock Purchase Agreement by and between Aether Systems, Inc. and Metrocall dated February 2,
          2000.(n)
10.9      Common Stock Purchase Agreement by and between PSINet Inc. and Metrocall dated February 2, 2000.(n)
10.10     Stock Purchase Agreement by and among Metrocall and AT&T Wireless Services, Inc., McCaw
          Communications Companies, Inc., and AT&T Two Way Messaging Communications, Inc. dated June 26,
          1998.(o)
10.11     Unit Purchase Agreement among Metrocall and the entities listed thereto dated November 15, 1996.(j)
10.12     Registration Rights Agreement between Metrocall and the entities listed thereto dated November 15,
          1998.(j)

EXHIBIT
NUMBER                                             EXHIBIT DESCRIPTION
-------                                            -------------------
10.13     Employment Agreement between Metrocall and William L. Collins, III.(p)
10.14     Amendment to Employment Agreement between Metrocall and William L. Collins, III.(q)
10.15     Second Amendment to Employment Agreement between Metrocall and William L. Collins, III.(r)
10.16     Third Amendment to Employment Agreement between Metrocall and William L. Collins, III.(s)
10.17     Fourth Amendment to Employment Agreement between Metrocall and William L. Collins, III.(l)
10.18     Fifth Amendment to Employment Agreement between Metrocall and William L. Collins III.(w)
10.19     Employment Agreement between Metrocall and Vincent D. Kelly.(p)
10.20     Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(q)
10.21     Second Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(r)
10.22     Third Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(s)
10.23     Fourth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(l)
10.24     Fifth Amendment to Employment Agreement between Metrocall and Vincent D. Kelly.(w)
10.25     Retention Agreement between Metrocall and William L. Collins III.(w)
10.26     Retention Agreement between Metrocall and Vincent D. Kelly.(w)
10.27     Change of Control Agreement between Metrocall and William L. Collins III.(p)
10.28     First Amendment to Change of Control Agreement between Metrocall and William L. Collins III.(w)
10.29     Change of Control Agreement between Metrocall and Vincent D. Kelly.(p)
10.30     First Amendment to Change of Control Agreement between Metrocall and Vincent D. Kelly. (w)
10.31     Deed of Lease between Douglas and Joyce Jemal, as landlord, and Metrocall, as tenant, dated April 14,
          1994.(t)
10.32     Metrocall, Inc. Key Employee Retention Plan.+
11.1      Statement re computation of per share earnings.+
21.1      Subsidiaries of Metrocall.+
23.1      Consent of Arthur Andersen LLP, as independent public accountants for Metrocall.+
99.1      Letter to Commission pursuant to Temporary Note 3T.+

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

(m)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K filed with the Commission on February 2, 2001.
(n)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K for the year ended December 31, 1999 filed with the Commission on March 11, 2000.
(o) Incorporated by reference to Metrocall's Proxy Statement filed with the Commission on August 31, 1998.
(p)  Incorporated by reference to Metrocall's Registration
     Statement on Form S-4, as amended (File No. 333-06919) filed with the Commission on June 27, 1996.
(q)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997.
(r)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.
(s)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(t)  Incorporated by reference to Metrocall's Quarterly Report on
     Form 10-Q for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994.
(u)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K/A, as amended, filed with the Commission on April
     6, 2001.
(v) Incorporated by reference to Metrocall's Schedule 13D/A, as amended, filed with the Commission on July 18, 2001.
(w)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K/A, as amended, for the year ended December 31, 2000 filed with the Commission on April 30, 2001.
(x)  Incorporated by reference to Metrocall's Annual Report on
     Form 10-K, for the year ended December 31, 2000 filed with the Commission on April 2, 2001.
(y)  Incorporated by reference to Metrocall's Current Report on
     Form 8-K, filed with the Commission on March 4, 2002.