Form 10-K/A
period 2001-12-31
METROCALL INC
filed 2002-05-01
CIK 906525

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

 COMMON STOCK, PAR VALUE $0.01 - 89,975,772 SHARES OUTSTANDING ON APRIL 1, 2002

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE



================================================================================

EXPLANATORY NOTE

        The registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 12, 2002, as follows: (1) Part III, Item 10, Directors and Executive Officers of the Registrant, (2) Part III, Item 11, Executive Compensation, (3)
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, and (4) Part III, Item 13, Certain Relationships and Related Transactions. The specific changes are incorporated into the text and exhibits below. No other changes were made.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names of the directors of Metrocall. The table also sets forth each such person's age as of April 1, 2002, the period during which he has served as a director, the expiration of his term, and the positions he currently holds with Metrocall.

                                             DIRECTOR       EXPIRATION              POSITIONS HELD
           NAME                      AGE       SINCE         OF TERM                WITH METROCALL
           ----                      ---       -----         -------                --------------

CLASS I DIRECTORS:
------------------
None

CLASS II DIRECTORS:
-------------------
Ronald V. Aprahamian                 55        1995                                    Director
Max D. Hopper                        67        1997                                    Director

CLASS III DIRECTORS:
--------------------
William L. Collins III               51        1994            2003              President, Chief Executive
                                                                            Officer, and Chairman of the Board
Edward E. Jungerman                  59        1997            2003                    Director
Francis A. Martin, III               58        1994            2003                    Director
Harold S. ("Pete") Wills             59        2000            2003                    Director

SERIES A PREFERRED STOCK
------------------------
DESIGNATED DIRECTORS:
---------------------
Michael Greene                       40        1997            2002                    Director
Royce R. Yudkoff                     46        1997            2002                    Director

        We set forth below certain biographical information regarding the directors of Metrocall.

        Ronald V. Aprahamian has been a member of Metrocall's Board since May 1995. Mr. Aprahamian also serves on the Board of Directors of Sunrise Assisted Living, Inc., and Inciscent, Inc. is Chairman of Superior Consultants, a healthcare computer services firm, and is an independent investor. Mr. Aprahamian was Chairman and Chief Executive Officer of The Compucare Company, a health care computer software services firm, from January 1988 to October 1996.

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


EXECUTIVE OFFICERS

        Executive officers of Metrocall serve at the pleasure of the Board of Directors, subject to the provisions of their employment agreements. This table sets forth the names of the executive officers of Metrocall, their ages as of April 1, 2002, and their positions with Metrocall.

          NAME                    AGE                              POSITION
          ----                    ---                              --------

William L. Collins III            51       President, Chief Executive Officer and Chairman of the Board
Vincent D. Kelly                  42       Chief Financial Officer, Treasurer, and Executive Vice President


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based on our records and other information, we believe that our directors and officers reported all transactions in Metrocall's common stock and options on a timely basis during the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of all compensation during the last three fiscal years for (1) Metrocall's Chief Executive Officer, and (2) the executive officers of Metrocall whose aggregate annual salary and bonus exceed $100,000 for the year ended December 31, 2001 (the "named executive officers").


                                                        FOR THE                                   LONG TERM
                                                          YEAR                                   COMPENSATION
              NAME AND                                    ENDED                                  ------------        ALL OTHER
         PRINCIPAL POSITION                            DECEMBER 31   SALARY           BONUS(a)      OPTIONS         COMPENSATION
         ------------------                            -----------   ------           --------      -------         ------------

William L. Collins III ............................        2001     $530,000          $      -             -       $1,104,882(b)
  President, Chief Executive Officer and ..........        2000      530,000           425,000       225,000           44,800(c)
  Chairman of the Board ...........................        1999      500,000           425,000       150,000           51,292(c)

Vincent D. Kelly ..................................        2001     $400,000          $      -             -       $  803,300(d)
  Chief Financial Officer, ........................        2000      400,000           320,000       150,000            3,643(e)
  Treasurer, and Executive Vice ...................        1999      375,000           325,000       100,000            3,200(e)

Steven K. Jacoby ..................................        2001     $292,315(f)       $      -             -       $  803,077(f)
  Chief Operating Officer .........................        2000      400,000           320,000       150,000            5,558(e)
  and Executive Vice President ....................        1999      375,000           325,000       100,000            3,200(e)

------------

(a) Includes bonuses earned in the year indicated, whether paid in the year indicated or the following year.

(b) Payments by Metrocall for life insurance premiums pursuant to Mr. Collins' employment contract and retention payments made under his retention agreement as described under Employment Arrangements.

(c) Payments made by Metrocall for life insurance premiums pursuant to Mr. Collins' employment contract.

(d) Allocation of employer contribution under the Metrocall, Inc. Savings and Retirement Plan and retention payments made under Mr. Kelly's retention agreement as described under Employment Arrangements.

(e) Allocation of employer contribution under the Metrocall, Inc. Savings and Retirement Plan.

(f) Mr. Jacoby's 2001 salary is through September 11, 2001, the date of his death. Metrocall also paid Mr. Jacoby $800,000 under the terms of his retention agreement and paid Mr. Jacoby's estate upon his death $1,338,454 under the terms of his employment agreement.

OPTION GRANTS IN 2001

        No options were granted to the named executive officers during 2001.

DIRECTOR COMPENSATION

        Directors who are full-time officers of Metrocall receive no additional compensation for serving on the Board or its committees. Directors who are not full-time officers of Metrocall receive an annual fee of $20,000, plus $2,500 for each regular board meeting attended and $1,500 for each special board or committee meeting attended (other than a committee meeting that occurs on the same day as an otherwise scheduled board meeting). Directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending meetings.

        The Metrocall, Inc. 1996 Stock Option Plan, as amended, provides for formula grants of stock options to directors who have never been officers or employees of Metrocall and allows the Board to make discretionary grants to any director. Under the plan, every eligible director who begins service on the Board receives an initial option to purchase 10,000 shares of Metrocall's common stock. Each eligible director also receives an additional option to purchase 1,000 shares of Metrocall's common stock on each anniversary of the initial option, provided that the director continues to be an eligible director on each anniversary date. These options become fully exercisable six months after the date of grant. The exercise price for options granted to directors is the fair market value of Metrocall's common stock on the date the option is granted. During 2000, each non-employee director received formula options to purchase 1,000 shares of Metrocall's common stock at prices ranging from $1.969 per share to $9.00 per share. Each director who was not a full-time officer received discretionary grants to purchase 10,000 shares of Metrocall's common stock at $2.03 per share. In 2002, Metrocall terminated the 1996 Stock Option Plan.

        Messrs. Collins and Martin were appointed by Metrocall as directors of Inciscent, Inc., a strategic venture between Metrocall, Aether, PSINet, Hicks, Muse and others. In that capacity, each was awarded, along with the other Inciscent directors, options to purchase 20,000 shares of Inciscent common stock at an exercise price of $2.00 per share. One-third of the options become exercisable on May 4, 2001, and an additional 2.778% become exercisable each month thereafter so long as the director remains on the Inciscent board. The options expire on May 4, 2010.

EMPLOYMENT ARRANGEMENTS

        Messrs. Collins and Kelly are parties to employment contracts that presently provide for terms of employment through December 31, 2004 (with automatic extensions). Under these agreements, as amended, Messrs. Collins and Kelly have salaries of $530,000 and $400,000 respectively. Each of these contracts provides for certain payments if the executive's employment is terminated without cause, if the executive terminates the contract for good reason or if the executive's employment is terminated by reason of death or disability. In such event, Metrocall will pay the executive or his estate the full base salary and benefits (in connection with termination without cause or resignation for good reason) that would otherwise have been paid to the executive during the remaining term of the agreement. Terminations without cause or resignations for good reason would also require Metrocall to pay the executive, at his election, the difference between the fair market value of stock subject to options (including those otherwise unexercisable) and the price he would have had to pay to exercise the options. If the executive voluntarily terminates employment (other than for good reason), Metrocall will pay the executive one year's base salary and benefits under the contract. The reasons for resignation for good reason under each contract include the termination of the employment of the other executive by the Company without cause or by the other executive for "good reason."

        Messrs. Collins and Kelly also are parties to separate change of control agreements which currently run through December 31, 2003 (with automatic extensions). Changes of control are defined as (1) any person's acquiring more than 50% of Metrocall voting stock that has the right to vote for the election of directors; (2) changes in Board membership such that those directors who were Board members on April 1, 2001, along with any directors subsequently added with approval of two-thirds of the Board, do not constitute at least 66 2/3% of the Board; (3) the consummation of a merger, consolidation or other business combination of Metrocall or any subsidiary with any other corporation unless the outstanding voting securities of Metrocall continue to represent at least a majority of the combined voting power of the securities of the surviving entity;
(4) the consummation of an agreement for the sale, lease or other disposition by Metrocall of all or substantially all of its assets, other than to an entity, at least a majority of the combined voting power of outstanding securities of which are owned by stockholders of Metrocall in substantially the same proportions as their ownership in Metrocall prior to the sale, lease or other disposition; or
(5) upon an entry by a court of an order confirming a plan of reorganization of Metrocall under Chapter 11 of the Bankruptcy Code. A change of control is also deemed to occur if the executive is removed at the request of a third party who has taken steps to effect a change of control or the termination was otherwise caused by a change of control. If an executive were terminated within two years following a change of control without "cause" or by the executive for "good reason" (each as defined in the agreements), the executive would be entitled to payment of two times the sum of his salary and annual target recent bonus within 30 days after termination of employment, together with a payment of the option spread (as described above), paid health coverage for up to 18 months, and certain other benefits. Payment would be grossed up, as necessary, to provide that the executive receives his payments net of any parachute excise taxes and any taxes on the excise payment (but the executive would remain responsible for any income taxes on the payment). Messrs. Collins and Kelly have entered into retention agreements whereby Metrocall paid them an amount equal to their annual base salary as currently in effect and their target annual bonus amount for the current fiscal year, reduced by any applicable withholding taxes, in one lump sum of cash or immediately available funds, as incentives for them to remain with the Company through its restructuring process and in consideration of amendments to their existing employment and change of-control agreements. The executives are obligated to repay the amount of the payments (net of taxes paid and/or withheld) if the executive's employment ends prior to the earliest of (1) confirmation of a plan of reorganization in a Chapter 11 proceeding; (2) sale of all or substantially all of the assets of the company; (3) appointment of a trustee for the company; and (4) April 1, 2003.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors has appointed a Compensation Committee to consider compensation matters. At December 31, 2001, Messrs. Wills, Greene and Yudkoff were members of the Compensation Committee. No member of this Committee was at any time during the 2001 fiscal year or at any other time an officer or employee of Metrocall.


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

                                                                          NUMBER OF SHARES       PERCENT OF COMMON
                                                                            BENEFICIALLY               STOCK
                                 NAME                                           OWNED                OUTSTANDING
                                 ----                                           -----                -----------
William L. Collins III, President, Chief Executive Officer and
   Chairman of the Board                                                    1,074,933(a)                1.2%
Vincent D. Kelly, Chief Financial Officer, Treasurer and Executive
   Vice President                                                            481,588(b)                  *
Ronald V. Aprahamian, Director                                               106,000( c)                 *
Michael Greene, Director                                                      62,280(d)                  *
Max D. Hopper, Director                                                       60,000(e)                  *
Edward E. Jungerman, Director                                                 63,150(f)                  *
Francis A. Martin, III, Director                                             103,000(g)                  *
Harold S. Wills, Director                                                   6,930,137(h)                7.7%
Royce R. Yudkoff, Director                                                    60,061(I)                   *
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (9 PERSONS)                 8,941,149(j)               9.93%

Global Card Holdings Inc.                                                    13,250,000               14.73%
Affiliate of Hicks, Muse, Tate and Furst                                      7,832,422                 8.7%
Aether Systems, LLC.                                                          7,776,769                 8.6%
PSINet Inc.                                                                   6,930,137                 7.7%

*   Less than 1%.

(a) Includes 19,396 shares owned of record by USA Telecommunications, Inc. ("USA Tel."); 305 shares owned by William L. Collins Jr.; and 711,846 shares to be issued upon the exercise of options granted under Metrocall's stock option plans.

(b) Includes 406,588 shares issuable upon the exercise of options granted under Metrocall's stock option plans.

(c) Includes 51,000 shares of Metrocall's common stock issuable upon the exercise of options granted under Metrocall's stock option plans.

(d) Includes 14,280 shares held by UBS Capital LLC, of which Mr. Greene is a Managing Director and 48,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(e) Includes 51,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock plans.

(f) Includes 62,250 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(g) Includes 53,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(h) Includes 6,920,137 shares held by PSINet Inc., as to which Mr. Wills disclaims beneficial ownership, and 10,000 shares of Metrocall's common stock to be issued upon exercise of options granted under Metrocall's stock option plans.

(i) Includes 48,000 shares of Metrocall's common stock issuable upon exercise of options granted under Metrocall's stock option plans.

(j) Includes an aggregate of 1,441,684 shares of Metrocall's common stock to be issued upon the exercise of options granted under Metrocall's stock option plans; and 19,701 shares through beneficial ownership.


        The following table sets forth beneficial ownership by Metrocall's directors and executive officers of shares of common stock of Inciscent, Inc., which may be deemed to be a subsidiary of Metrocall.

                                                                              NUMBER OF
                                                                          INCISCENT SHARES       PERCENT OF COMMON
                                                                            BENEFICIALLY               STOCK
                                 NAME                                           OWNED                OUTSTANDING
                                 ----                                           -----                -----------
William L. Collins III, President, Chief Executive Officer and
Chairman of the Board                                                         628,164 (a)              3.5%
Vincent D. Kelly, Chief Financial Officer, Treasurer and Executive
Vice President                                                                461,538                  2.6%
Ronald V. Aprahamian, Director                                                 35,000                    *
Michael Greene, Director                                                       35,000                    *
Max D. Hopper, Director                                                        35,000                    *
Edward E. Jungerman, Director                                                  35,000                    *
Francis A. Martin, III, Director                                               47,778 (a)                *
Royce R. Yudkoff, Director                                                     35,000                    *

All Metrocall officers and directors as a group.                            1,312,480                  7.2%

(a) Includes options to acquire 12,778 shares of Inciscent common stock
Messrs. Collins and Martin were appointed as directors by Metrocall of Inciscent, Inc. In that capacity, each was awarded, along with the other Inciscent directors, options to purchase 20,000 shares of Inciscent common stock at an exercise price of $2.00 per share. One-third of the options became exercisable on May 4, 2001, and an additional 2.778% become exercisable each month thereafter so long as the director remains on the Inciscent board. The options expire on May 4, 2010.


AGGREGATE OPTION EXERCISES IN 2001 AND OPTION YEAR-END VALUE

        No options were exercised in 2001. The following table sets forth the fiscal year-end value of all unexercised options held by the named executive officers.

NAME                             NUMBER OF SHARES UNDERLYING UNEXERCISED OPTIONS AT DECEMBER   VALUE OF UNEXERCISED IN-THE-MONEY
                                             31, 2001 EXERCISABLE/UNEXERCISABLE                   OPTIONS AT DECEMBER 31, 2001
                                                                                                   EXERCISABLE/UNEXERCISABLE
William L. Collins III                                 711,846/375,000                                        -/-
Vincent D. Kelly                                       406,588/250,000                                        -/-


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. William L. Collins, III, President, Chief Executive Officer, Director, and Chairman of the Board of Directors of Metrocall, is a general partner in three real estate partnerships that leased commercial office space to Metrocall in Alexandria, Virginia during 2001. The lease payments to entities with whom Mr. Collins is affiliated amounted to approximately $14,000 for the year ended December 31, 2001. Metrocall expects that the annual rent for the remaining lease in 2002 will amount to approximately $14,000.

        In July 1993, Metrocall entered into a Tax Indemnification Agreement with, among others, Mr. Vincent D. Kelly and certain former board members (the "Subchapter S stockholders"), which agreement relates to their respective income tax liabilities in connection with Metrocall's earlier status as an S Corporation. Because Metrocall became subject to corporate income taxation after Metrocall's initial public offering, the reallocation of income and deductions between the period during which Metrocall was treated as an S Corporation and the period during which Metrocall became subject to corporate income taxation may have increased the taxable income of one party while decreasing that of another party. Accordingly, the Tax Indemnification Agreement was intended to assure that taxes are borne by Metrocall on the one hand and the Subchapter S stockholders on the other hand only to the extent that such parties are required to report the related income for tax purposes. Subject to certain limitations, the Tax Indemnification Agreement generally provides that the Subchapter S stockholders will be indemnified by Metrocall with respect to federal and state income taxes (plus interest and penalties) shifted from a taxable year subsequent to the initial public offering to a taxable year in which Metrocall was an S Corporation. In addition, Metrocall will be indemnified by the Subchapter S stockholders, subject to certain limitations, with respect to federal and state income taxes (plus interest and penalties) that arise from a termination of S Corporation status prior to the date of such termination or which are shifted from taxable year in which Metrocall was an S Corporation to a taxable year subsequent to the consummation of the initial public offering. Any payment made by Metrocall to the Subchapter S stockholders pursuant to the Tax Indemnification Agreement likely will be considered by the Internal Revenue Service or the applicable state taxing authorities to be nondeductible by Metrocall for income tax purposes. As of April 1, 2002, no indemnification obligations have arisen under the Tax Indemnification Agreement with respect to any of the parties thereto.

        ProNet (and Metrocall as successor-in-interest) entered into an Incentive Compensation Agreement dated July 7, 1997 with Impulse Telecommunications Corporation regarding the development of certain messaging services. Mr. Jungerman is the President of Impulse Telecommunications Corporation. Maximum compensation under the Incentive Compensation Arrangement is $350,000. Metrocall also has a consulting service agreement with Impulse Telecommunications Corporation under which costs of services were approximately $60,000 and $0 in 2000 and 2001, respectively. No costs are expected to be incurred in 2002.

        Metrocall has agreed to provide services in an amount of $15 million to Inciscent, Inc. in return for Metrocall's ownership interest in Inciscent. Some members of Metrocall's Board of Directors have relationships with entities that have agreed to provide services or cash to Inciscent. Metrocall believes all transactions between Inciscent and Metrocall and between Inciscent and those entities of which some of Metrocall's directors and officers are directors or officers are on terms that are no less favorable than arms-length. During 2001, Metrocall provided administrative and other services in an amount of $1.0 million to Inciscent


        William L. Collins III is indebted to Inciscent, Inc., in the amount of $123,077, and Vincent D. Kelly is indebted to Inciscent in the amount of $92,308. This indebtedness was incurred in February 2000 to pay for Inciscent founders shares issued to each executive in connection with the organization of Inciscent. The notes bear interest at the rate of 6.25% and are repayable February 2, 2004 or earlier, if the executive ceases to be an employee of Inciscent or Metrocall. The indebtedness is secured by a pledge of the Inciscent stock issued to the executive.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

                                            METROCALL, INC.

                                            By:/s/ VINCENT D. KELLY
                                               ----------------------------
                                                 Vincent D. Kelly
                                                 Chief Financial Office