Form 10-Q
period 2002-03-31
METROCALL INC
filed 2002-05-20
CIK 906525

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

               CLASS                           OUTSTANDING  AT MAY 4, 2002
               ------                          ---------------------------
    Common Stock, $.01 par value                        89,975,772

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                          PAGE
                                                                                                          NUMBER
PART I       FINANCIAL INFORMATION
ITEM 1       INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Balance Sheets, December 31, 2001 and March 31, 2002 ......................................  3
             Statements of Operations for the three months ended March 31, 2001 and 2002 ...............  4
             Statement of Stockholders' Equity/(Deficit) for the three months ended March 31,
             2002 ......................................................................................  5
             Statements of Cash Flows for the three months ended March 31, 2001 and 2002 ...............  6
             Notes to Interim Condensed Consolidated Financial Statements ..............................  7
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS ............................................................................  10
ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................  26

PART II.     OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS .........................................................................  27
ITEM 2.      CHANGES IN SECURITIES .....................................................................  27
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES ...........................................................  27
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................  27
ITEM 5.      OTHER INFORMATION .........................................................................  27
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ..........................................................  27


SIGNATURES

                          PART I. FINANCIAL INFORMATION

           ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                               DECEMBER 31,        MARCH 31,
                                                                                                  2001               2002
                                                                                               ------------------------------
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents .............................................................       $    24,135        $    17,940
 Accounts receivable, less allowance for doubtful accounts of  $7,536 and $6,591
     as of December 31, 2001 and March 31,2002, respectively ...........................            42,648             35,773
 Prepaid expenses and other current assets .............................................            11,149             16,053
                                                                                               ------------------------------
               Total current assets ....................................................            77,932             69,766
                                                                                               ------------------------------
PROPERTY AND EQUIPMENT:
 Land, buildings and leasehold improvements ............................................             6,661              6,711
 Furniture, office equipment and vehicles ..............................................            59,886             61,590
 Paging and plant equipment ............................................................           160,310            165,856
 Less -- Accumulated depreciation and amortization .....................................          (108,007)          (121,237)
                                                                                               ------------------------------
                                                                                                   118,850            112,920
                                                                                               ------------------------------
OTHER ASSETS ...........................................................................             6,688              6,611
                                                                                               ------------------------------
TOTAL ASSETS ...........................................................................       $   203,470        $   189,297
                                                                                               ==============================
        LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt ..................................................       $   759,544        $   759,610
 Accounts payable ......................................................................            18,984             19,938
 Accrued interest ......................................................................            81,197             97,922
 Accrued expenses and other current liabilities ........................................            23,945             24,607
 Deferred revenues and subscriber deposits .............................................            27,746             25,115
                                                                                               ------------------------------
              Total current liabilities ................................................           911,416            927,192
                                                                                               ------------------------------
CAPITAL LEASE and other LONG TERM DEBT, less current maturities ........................             1,805              1,578
LONG-TERM DEFERRED REVENUE AND OTHER ...................................................             8,200              7,700
MINORITY INTEREST IN PARTNERSHIP .......................................................               510                510
                                                                                               ------------------------------
Total liabilities ......................................................................           921,931            936,980
                                                                                               ------------------------------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par value $ 01 per share; 810,000 shares authorized; 298,317 and 319,199 shares issued and outstanding as of December 31, 2001 and March 31, 2002 respectively, and a liquidation preference of $75,884 and $79,800 at December 31, 2001 and
  March 31, 2002, respectively .........................................................            70,776             73,583
                                                                                               ------------------------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $ 01 per share; authorized 200,000,000 shares;
  89,975,772 shares issued and outstanding as of December 31, 2001 and
  March 31, 2002, respectively .........................................................               900                900
Additional paid-in capital .............................................................           557,364            557,364
Accumulated deficit ....................................................................        (1,347,501)        (1,379,530)
                                                                                               ------------------------------
Total stockholders' equity (deficit) ...................................................          (789,237)          (821,266)
                                                                                               ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...................................       $   203,470        $   189,297
                                                                                               ==============================



        See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     2001                2002
REVENUES:
 Service, rent and maintenance revenues ..................................       $    119,522        $    102,884
 Product sales ...........................................................             11,497               9,184
                                                                                 --------------------------------
   Total revenues ........................................................            131,019             112,068
 Net book value of products sold .........................................             (6,366)             (4,851)
                                                                                 --------------------------------
                                                                                      124,653             107,217
                                                                                 --------------------------------
OPERATING EXPENSES:
 Service, rent and maintenance expenses ..................................             32,104              28,258
 Selling and marketing ...................................................             26,753              20,676
 General and administrative ..............................................             41,933              36,481
 Reorganization expenses .................................................                  -              10,097
 Depreciation ............................................................             31,587              21,213
 Amortization ............................................................             27,557                   -
                                                                                 --------------------------------
                                                                                      159,934             116,725
                                                                                 --------------------------------
   Loss from operations ..................................................            (35,281)             (9,508)
INTEREST EXPENSE .........................................................            (20,990)            (19,597)
INTEREST AND OTHER INCOME (EXPENSE), NET .................................               (973)               (117)
                                                                                 --------------------------------
   Net loss ..............................................................            (57,244)            (29,222)
PREFERRED DIVIDENDS AND ACCRETION ........................................             (2,477)             (2,807)
                                                                                 --------------------------------
   Loss attributable to common stockholders  ..............................       $   (59,721)       $    (32,029)
                                                                                 ================================
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS......       $      (0.66)       $      (0.36)
                                                                                 ================================
   Weighted-average common shares outstanding ............................         89,975,772          89,975,772
                                                                                 ================================



        See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION.)

                                                       COMMON STOCK
                                              -----------------------------
                                                                                  ADDITIONAL
                                                 SHARES             PAR             PAID-IN        ACCUMULATED
                                              OUTSTANDING          VALUE            CAPITAL          (DEFICIT)            TOTAL
                                              ------------------------------------------------------------------------------------
BALANCE, December 31, 2001 ............        89,975,772       $       900       $   557,364       $(1,347,501)       $  (789,237)
Preferred dividends and accretion .....                 -                 -                 -            (2,807)            (2,807)
Net loss ..............................                 -                 -                 -           (29,222)           (29,222)
                                              ------------------------------------------------------------------------------------
BALANCE, March 31, 2002 ...............        89,975,772       $       900       $   557,364       $(1,379,530)       $  (821,266)
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

                        METROCALL, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           ------------------------
                                                                                             2001            2002
                                                                                           ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................................................       $(57,244)       $(29,222)
 Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation and amortization ....................................................         59,144          21,213
  Equity in loss of affiliate ......................................................          1,767             343
  Amortization of debt financing costs and debt discount ...........................            873              39
 Cash provided by changes in assets and liabilities:
  Accounts receivable ..............................................................          2,555           6,151
  Prepaid expenses and other current assets ........................................          1,585          (4,273)
  Accounts payable .................................................................          7,298             954
  Accrued interest .................................................................          5,574          16,725
  Accrued expenses and other current liabilities ...................................         (1,073)            663
  Deferred revenues, subscriber deposits and other..................................            964          (4,468)
                                                                                           ------------------------
 Net cash provided by operating activities .........................................         21,443           8,125
                                                                                           ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure, net .........................................................        (25,552)        (14,036)
  Additions to intangibles .........................................................           (543)              -
  Other ............................................................................           (173)            (85)
                                                                                           ------------------------
 Net cash used in investing activities .............................................        (26,268)        (14,121)
                                                                                           ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock .......................................            304               -
  Principal payments on long-term debt .............................................           (175)           (200)
  Deferred debt financing costs ....................................................           (413)              -
                                                                                           ------------------------
 Net cash used in financing activities .............................................           (284)           (200)
                                                                                           ------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................................         (5,109)         (6,195)
CASH AND CASH EQUIVALENTS, beginning of period .....................................         26,597          24,135
                                                                                           ------------------------
CASH AND CASH EQUIVALENTS, end of period ...........................................       $ 21,488        $ 17,940
                                                                                           ========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest .........................................................       $ 11,741        $  2,777
Cash payments for income taxes .....................................................       $      -        $      -
                                                                                           ========================



        See notes to interim condensed consolidated financial statements.

                                 METROCALL, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1. GENERAL

        The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and our majority owned subsidiaries (collectively, the Company or Metrocall). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, reorganization and restructuring expenses, and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 2001 Annual Report on Form 10-K.

2. LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Paging/Messaging Environment and Industry Background

         During 2001, and the first three months of 2002, our operations continued to be affected by the decrease in demand for traditional paging services and a slower than anticipated increase in revenues for advanced messaging. Revenues in 2001 decreased $47.0 million from 2000 revenues, placing significant pressure on our business operations which require substantial funds to maintain paging operations, subscriber base levels, capital expenditures and debt service requirements. In March 2001, it appeared unlikely to us that we would be able to access additional amounts of funds then available under our credit facility to fund any cash shortfall requirements that may have been created by the reduction in net revenues. In addition, it also appeared that we would not generate operating cash flows during the first quarter of 2001 at the level required to maintain compliance with the financial covenants of our credit facility.

        Our business prospects may also be affected by events affecting other companies in the paging industry and key vendors. Arch Wireless, Inc. (Arch) and Weblink Wireless Inc. (Weblink), the number one and three companies in the industry based on the subscriber numbers, are also confronting financial difficulties and have filed for protection under Chapter 11 of the Bankruptcy Code. Weblink presently owns and operates the advanced messaging network we use to provide service to our advanced messaging customers.

Product Sourcing and Key Suppliers

        We do not manufacture any of the paging or messaging devices, infrastructure and other equipment used in our operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, we have historically limited the number of suppliers to achieve volume cost savings and, therefore, depends on such manufacturers to obtain sufficient inventory. We have purchased messaging devices primarily from Motorola, Inc. (Motorola) and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. (Glenayre). While both Motorola and Glenayre have announced that they will no longer sell the messaging equipment we use, we have taken measures to mitigate any risks to our business. Metrocall currently procures traditional paging devices through a number of alternative manufacturers and similarly expects that alternative sources for advanced messaging devices and network equipment will be secured in the foreseeable future. We have, in the interim, entered into a final purchase agreement with Motorola pursuant to which we have prepaid Motorola for advanced messaging devices. We believe that this purchase agreement will provide sufficient quantities of advanced messaging devices to meet our needs for the remainder of 2002. We have also been engaged in discussions with a number of potential alternate suppliers and manufacturers for these devices.

         In February 2002, Motorola announced that Multitone Electronics, plc intends to continue the role that Motorola had served as a device provider in the messaging industry. Since February, Multitone and Motorola have not formally completed this transition, and we can make no assurances that Multitone will actually continue the role that Motorola had served as an industry device provider or be able to transition the manufacture of POCSAG, FLEX and REFLEX devices to its operating facilities. A significant time delay in this transition process or if this transaction were not to occur could materially adversely affect Metrocall's advanced messaging sales and services.

         We currently receive maintenance and support services for our network infrastructure components from Glenayre through a support services contract which expires in April 2003 unless extended at our option for an additional 12 months. We expect that infrastructure and equipment components will continue to be available from other suppliers for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that we will not experience unexpected delays in obtaining equipment in the future.

         We offer our two-way messaging services using the Reflex25 protocol through an alliance agreement with Weblink, which expires in April 2006. Weblink filed for reorganization protection under Chapter 11 of the Bankruptcy Code in May 2001 and assumed this agreement in connection with such proceedings on October 1, 2001. As part of the Court assumption order, as amended, Weblink, provided that it is not in default at such time, may elect to terminate the alliance agreements with Metrocall if we have not obtained an order authorizing the assumption of the alliance agreements in Metrocall's Chapter 11 cases on or before April 30, 2002. On April 30, 2002, Weblink filed a motion in its bankruptcy cases seeking approval of an extension of the date by which Metrocall must assume the agreements to a date which is forty-five (45) days after a bankruptcy filing by Metrocall but not later than October 30, 2002. There can also be no assurance that the Court will grant this motion or that Weblink will be able to successfully reorganize and restructure under the protections of Chapter 11.

Financial Impact

        In light of the circumstances described above, we suspended the payments of interest to holders of all series of our senior subordinated notes due on or after March 15, 2001. This action was necessitated to preserve cash to support operations and stakeholder value. These defaults permit holders of the subordinated notes to accelerate this indebtedness, although, to date, no acceleration notice has been received.

        In April 2001, our bank lenders delivered a notice of default under the bank credit facility premised on the failure to make the subordinated debt interest payments. At that time, the bank lenders reduced their commitment from $200.0 million to the $133.0 presently outstanding under the credit facility and have reserved their rights (including their rights to demand default interest aggregating approximately $2.0 million) with respect to this default, and absent a waiver or other agreement by the banks, could accelerate Metrocall's debt. If the lenders seek to accelerate such indebtedness, Metrocall would likely file for protection under Chapter 11 of the Bankruptcy Code. As a result of suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, we have classified all of our outstanding indebtedness under the bank credit facility and senior subordinated notes as current liabilities at March 31, 2002 and December 31, 2001.

        During 2001, as revenues declined as a result of a continued decrease in demand in traditional paging services, we implemented several expense reduction and avoidance measures and placed restrictions on capital spending to offset the impact of the revenue loss and to actually increase unlevered and free cash flows from fiscal year 2000 levels while maintaining our airtime and customer service requirements.


New Business Plan

        We believe that our expense reduction efforts and a customer base which provides for recurring revenues will allow us to generate levels of operating and free cash flows that would provide a basis for restructuring our debt obligations on our balance sheet and for an improvement in our financial condition and position. In pursuit of these goals, we have adopted a new business plan to reorient our focus and operations. Our business plan calls for us to refocus our sales efforts on our direct business and government customers and further reduce our cost structure to an appropriate level that could be sustained by management's expectations of future revenues and operating and free cash flows.

    Metrocall's business objectives and operating strategy for 2002 will focus on maximizing operating and free cash flows. Key elements of this strategy include:

    -   Subscriber retention efforts;

    -   Cost containment and reduction;

    -   Advanced messaging.

        SUBSCRIBER RETENTION EFFORTS - We expect the demand for our traditional paging services and related revenues will continue to decrease in 2002. We still intend to focus our attention on the placement of traditional paging services but will shift our sales emphasis by focusing sales and advertising resources on existing and potential business and government subscribers placed by our direct sales force. We believe these customers directly provide a higher ARPU and lower deactivation percentages than our other subscribers. We believe because of our more concentrated focus on our direct business and government customers and the expected decrease in demand by subscribers, that we can reduce the number of our field service positions and de-emphasize and or reduce certain direct sales channels such as our company-owned retail stores as well as certain indirect distribution channels, both of which have high subscriber churn statistics.

        We expect to reduce our selling and marketing work force by the end of 2002 by approximately 517 positions as result of our new business objectives and the de-emphasis of certain sales channels. Metrocall began implementing these reductions in March 2002. As of April 30, 2002, we had reduced positions in this area by 327. We expect that many of these remaining reductions will occur through normal attrition.

        We have also revised our incentive commission plans for members of our sales force who are successful in retaining subscribers who retain their traditional service. We will seek to maintain a close relationship with our existing customers by maintaining decentralized sales and marketing operations and by providing value-added services tailored to customers' needs.

        In addition, we will continue to offer advanced messaging services and sell PCS phones to subscribers who require wireless messaging beyond the capabilities of traditional paging. We currently sell cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless, Inc. and Nextel Communications, Inc. Metrocall believes these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services.

        COST CONTAINMENT AND REDUCTION - We believe we must further reduce our operating expenses in 2002 to offset the expected continued reduction in our traditional paging subscriber base and a lower than anticipated growth rate for advanced messaging subscribers in 2002. We believe these reductions will be necessary to ensure we will have the continued liquidity and resources to continue to provide our traditional and advanced messaging services. We believe we can further reduce our operating expenses without affecting our airtime or customer service because of further centralization of customer service functions and the lower number of subscribers receiving services. Such containment and reduction initiatives are expected to include:

    -   Continued rationalization of network operations

    -   Consolidation of call center services

    -   Consolidation of billing platforms

    -   Other initiatives

        Continued rationalization of network operations - We expect to further rationalize our network operations as we continue to migrate subscribers from under-utilized frequencies. During 2002, we expect to deconstruct 224 towers and implement other telecommunication savings initiatives.

        Consolidation of call center services - At December 31, 2001, we had three call centers in operation and numerous field operation centers that handled customer service requirements. In early 2002, we consolidated two of the call centers into one larger call center in Pensacola, Florida. In addition, as we further consolidate our billing platforms we expect to reduce our field customer service representation by providing such services from the Florida facility.

        Consolidation of billing platforms - We currently operate three separate billing platforms. During 2002, we will convert two of these platforms into our largest system, providing for a consolidated, more efficient billing platform covering all of Metrocall's operations. The conversions of these systems are scheduled to be completed by mid-June 2002 and October 2002, respectively. The conversion of each of these systems will result in reductions in licensing fees, MIS support and other incidental expenses. We believe these conversions will permit us to more effectively manage our customer base and provide customer service support.

        Other initiatives - Due to the reduction in our subscriber base, we believe we will be able to reduce positions in general, administrative and overhead support functions. Although we will focus on subscriber retention and placements in our traditional operations, we believe that the focus of these efforts will be on direct customer placements rather than in indirect channels. In addition, given the expected overall reduction in traditional subscribers, we do not believe we will be required to employ the same number of employees as we would in a growth mode. We also believe that this work force reduction is possible given our management information systems, recent upgrades to our customer service operations and the reduction in the subscriber base which has resulted in a decrease in staffing requirements of our billing and collections departments, inventory, and customer service areas and as such, expect no impact on provisioning of airtime or customer services.

        Overall, we expect to reduce our workforce by approximately 850 positions by the end of 2002. As of April 30, 2002, approximately 540 reductions had occurred. Metrocall estimates severance and other cash payouts to affected employees will equal up to $5.0 million of which approximately $2.3 million was paid by April 30, 2002. Metrocall will seek to take all measures necessary to maintain the morale of its employees and to preserve the core of remaining employees that will be essential to Metrocall's reorganization efforts.

        There can be no assurances that we will achieve the desired savings as a result of these initiatives. Many of these initiatives presume we are able to implement our plan of reorganization under Chapter 11.

        ADVANCED MESSAGING - Metrocall offers advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. Since December 31, 2000, we have added approximately 119,870 net subscribers to these services, the majority of these subscribers rent their advanced messaging devices from Metrocall for periods of up to 12-24 months. Under the terms of the rental agreements with these customers, we receive monthly rental revenue for each unit and do not expect to recover the device acquisition cost for a period of up to 8 months following its placement. During the remainder of 2002, we expect to focus on the sale of advanced messaging devices and to substantially limit the number of subscribers to which we offer leased products. As a result, we do not expect to achieve the subscriber growth percentages we had experienced in 2000 and 2001 but expect to substantially reduce the amount of capital expenditures we incur.

        Notwithstanding the above, our ability to offer narrowband PCS services under our alliance agreement with Weblink could be affected by Weblink's existing proceedings in Chapter 11 and by Metrocall's contemplated reorganization under Chapter 11. In addition, our ability to satisfy the product demand for advanced messaging equipment could be affected by Motorola's announcement to leave the product supply business and the uncertainty of the availability of replacement product. Either of these contingencies could adversely affect Metrocall's ability to offer narrowband PCS services.

Potential Restructuring

        We are currently negotiating with our senior bank lenders and holders of approximately 2/3rds of our senior subordinated notes regarding the terms of a pre-negotiated stand-alone plan of reorganization of Metrocall, which would be confirmed through a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. We proposed to our creditors a restructuring plan with the following objectives:

    - Deleveraging Metrocall to provide a viable capital structure in light of revenue uncertainty;

    -   Restructuring existing debt to reflect projected cash flows;

    - Maintaining competitiveness by not over-leveraging Metrocall's capital structure relative to our competitors;

    -   Maximizing cash flows; and

    -   Providing the maximum enterprise value for all stakeholders.

        It is currently contemplated that we will file for protection under Chapter 11 of the United States Bankruptcy Code and seek expeditiously to obtain approval of a pre-negotiated reorganization plan by June 30, 2002. It is likely that such plan will provide for reduced levels of bank debt, substantial common equity to the holders of existing bank debt, common equity to general unsecured creditors and no recovery to holders of existing preferred or common stock of Metrocall.

        There can be no assurances that we will reach agreement with our bank lenders or our senior subordinated noteholders for the terms of a consensual plan of reorganization.

        Our deteriorating financial results and lack of additional liquidity indicate that we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of the Notes and the bank lenders under the credit facility agreement and our ability to (i) generate sufficient cash flows to meet our obligations, other than the cash interest payments due under the Notes, on a timely basis, (ii) obtain additional or restructured financing, including potential debtor-in-possession borrowings if we are required to file for protection under Chapter 11, (iii) to continue to obtain uninterrupted supplies and services from its vendors, and to retain employees, and (iv) reduce capital expenditures and operating expenses.

        The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we file for protection under Chapter 11 and/or be unable to continue as a going concern.

        We are also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, government regulation and subscriber turnover.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        In addition to Metrocall, Inc., the accompanying consolidated financial statements include the accounts of Metrocall's wholly owned operating subsidiaries: McCaw RCC Communications, Advanced Nationwide Messaging Corporation, and Mobilfone LP; Metrocall Ventures, Inc. which holds a 61% interest in Beacon Peak Associates Ltd. (Beacon Peak) and other limited partnership or LLC interests; and Metrocall USA, Inc., a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission (the FCC) and other intellectual property.

        All significant inter-company transactions have been eliminated in consolidation.

Revenue Recognition

        We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. We bundle the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship, which the company estimates is one year.

Property and Equipment

        Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                         YEARS
                                                                        --------
Buildings and leasehold improvements .............................       10--31
Furniture and office equipment ...................................        5--10
Vehicles .........................................................        3--5
Subscriber paging equipment ......................................          2
Transmission and plant equipment .................................        5--12

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

        Purchases of property and equipment in the accompanying interim condensed consolidated statements of cash flows are reflected net of the net book value of products sold to approximate the net addition to subscriber equipment.

Long-lived Assets

        We had no intangible assets as of December 31, 2001 and March 30, 2002, respectively. Long-lived assets and identifiable intangibles including goodwill allocated thereto, to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Based on our review at March 31, 2002, we believe that no permanent impairment in the carrying value of long-lived assets existed at March 31, 2002. Please see the table below that shows pro-forma net-loss for the three months ended March 31, 2001 compared to the net-loss for the three months ended March 31, 2002.

                                                 THREE MONTHS ENDED     THREE MONTHS ENDED
                                                    MARCH 31, 2001        MARCH 31, 2002
Net loss                                              $ (57,244)            $ (29,222)
Amortization of goodwill                                  4,210                     -
                                               --------------------------------------------
Pro-forma net loss                                    $ (53,034)            $ (29,222)
                                               ============================================


Segment Reporting

        In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changed the way companies report selected segment information in financial statements. Metrocall operates in one reportable segment.

4. REORGANIZATION AND RESTRUCTURING EXPENSES

        Reorganization related expenses of $1.6 million were included in the accompanying interim condensed consolidated statements of operations for the three months ended March 31, 2002. Such costs include costs incurred for legal, financial and investment banking services received in connection with our debt restructuring efforts. Restructuring expenses of $8.4 million were included in the accompanying statements of operations for the three months ended March 31, 2002. Such costs include severance related expenses of $3.2 million and facility lease exit costs of $5.2 million. At March 31, 2002, $10.0 million was included in accrued expenses and other current liabilities on the accompanying balance sheet. As of March 31, 2002, no cash amounts had been paid for restructuring or reorganization expenses. These costs are more fully described in Note 2.

5. CONTINGENCIES

Legal and Regulatory Matters

        Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Metrocall's financial position or results of operations.

        In November 1998, Electronic Tracking Systems Pty Limited (ETS), an Australian company, commenced a proceeding against ProNet Inc. (ProNet) (of which Metrocall is the successor) before the Industrial Relations Commission of New South Wales, Australia. ETS alleged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks damages in the amount of $33 million (Australian) (approximately US $17 million at current exchange rates), as well as declaratory and other relief. Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Relations Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. Metrocall sought, but was denied, permission to appeal this order to the High Court of Australia. Metrocall believes the claim is without merit.

        In November 2001, Metrocall commenced an arbitration proceeding before the American Arbitration Association pursuant to the contract between ProNet and ETS seeking a declaration that ProNet did not breach the agreement and that Metrocall has no liability to ETS. If successful, Metrocall will argue that this arbitral determination, and not any adjudication by the Industrial Relations Commission of New South Wales, determines the rights of the parties in the United States and everywhere else in the world except Australia. To assure its continued right to arbitrate, Metrocall obtained a permanent injunction from a Texas state court enjoining ETS and its principal from taking any actions to try to enjoin or interfere with the AAA arbitration commenced by Metrocall. Metrocall believes this claim is without merit.


        Spectrum Management, L.L.C. ("Spectrum") has asserted a claim against Metrocall alleging breaches of the contract under which Metrocall sold to Spectrum the electronic tracking business that it had previously acquired from ProNet. Spectrum asserts that the alleged breaches have caused it to sustain damages in the amount of $6 million. Metrocall believes this claim is without merit.

        We have filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints alleged that these local telephone companies are unlawfully charging for local transport of the telephone companies' local traffic. We petitioned the FCC to rule that these local transport charges are unlawful and to award us a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. On May 31, 2000, the FCC adopted a Memorandum, Opinion and Order granting most of the relief requested by us; that decision was upheld by U.S. Court of Appeals for the D.C. Circuit. We have settled our damages claims with some of these defendants, and are in settlement discussions with the remaining defendants. We have filed a similar complaint with the FCC against a small, independent local telephone company, alleging that this telephone company had been imposing illegal interconnection charges on us. We petitioned the FCC to order the telephone company to reimburse payments that we made to the telephone company respecting the illegal charges. On February 8, 2002, the FCC issued a Memorandum Opinion and Order, wherein it found the telephone company liable to us. The FCC permitted us to file a supplemental complaint, to seek monetary damages against the telephone company. There are no other litigation matters pending before the FCC at this time which involve us and that would have any material impact on our business.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

        On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002). that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). Metrocall is currently evaluating the impact of adopting SFAS Nos. 143 and 144.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of the financial condition and results of operations of Metrocall together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this quarterly report and on our Annual Report on Form 10-K for the year ended December 31, 2001.


                           FORWARD-LOOKING STATEMENTS

        This Report on Form 10-Q includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

    -   our high leverage and need for substantial capital;

    - our suspension of subordinated debt interest payments and possible acceleration of Metrocall's indebtedness as a result, among other things, of our failure to pay scheduled subordinated debt interest payments;

    -   our history of net operating losses;

    - the effects of the probable filing of a petition under the Bankruptcy Code by or against Metrocall;

    - our ability to implement our new business strategies including the ability to successfully implement a plan of reorganization under Chapter 11;

    - our reliance on another messaging company -- itself subject to a bankruptcy proceeding -- to provide access to a two-way messaging network;

    -   the restrictive covenants governing our indebtedness;

    -   the impact of competition and technological developments;

    -   satellite transmission failures;

    -   subscriber turnover;

    -   litigation;

    -   regulatory changes;

    -   dependence on key management personnel, and

    - the reliance of our current business model on a continued revenue stream from advanced messaging which is otherwise subject to certain risks.

        Other matters set forth in this Report on Form 10-Q may also cause actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.


OVERVIEW

        We are a leading provider of local, regional and national one-way or "traditional" paging and two-way or "advanced wireless data and messaging" services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, our subscriber base has increased from less than 250,000 to a high of 6.3 million as of June 30, 2001 and is presently
4.9 million, including approximately 232,396 subscribers receiving advanced data and messaging services. This growth was achieved through a combination of internal growth and a program of mergers and acquisitions. As of March 31, 2002, we were the second largest messaging company in the United States based on the number of subscribers.

        We derive a majority of our revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless data services. While a subscriber continues to use its services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs. While we expect to continue efforts to both maintain and add subscribers, our plan of reorganization assumes a substantial down-sizing of our operational platform. Further, we intend to direct our focus on certain segments of the market that provide greater revenue stability and higher margins.

RECENT DEVELOPMENTS

Paging/Messaging Environment and Industry Background

         During 2001, and the first three months of 2002, our operations continued to be affected by the decrease in demand for traditional paging services and a slower than anticipated increase in revenues for advanced messaging. Revenues in 2001 decreased $47.0 million from 2000 revenues, placing significant pressure on our business operations which require substantial funds to maintain paging operations, subscriber base levels, capital expenditures and debt service requirements. In March 2001, it appeared unlikely to us that we would be able to access additional amounts of funds then available under our credit facility to fund any cash shortfall requirements that may have been created by the reduction in net revenues. We have been unable to access any additional amounts under our credit facility during the remainder of 2001 and into 2002. It also appears that until we reorganize through a Chapter 11 filing we will continue to be unable to access additional liquidity through the credit facility in 2002. A Chapter 11 reorganization does not guarantee that we will be able to access liquidity through the credit facility in the future.

        Our business prospects may also be affected by events affecting other companies in the paging industry and key vendors. Arch and Weblink, the number one and three companies in the industry based on the subscriber numbers, are also confronting financial difficulties and have filed for protection under Chapter 11 of the Bankruptcy Code. Weblink presently owns and operates the advanced messaging network we use to provide service to our advanced messaging customers.

Product Sourcing and Key Suppliers

        We do not manufacture any of the paging or messaging devices, infrastructure and other equipment used in our operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, we have historically limited the number of suppliers to achieve volume cost savings and, therefore, depend on such manufacturers to obtain sufficient inventory. We have purchased messaging devices primarily from Motorola, Inc. and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. While both Motorola and Glenayre have announced that they will no longer sell the messaging equipment we use, we have taken measures to mitigate any risks to our business. Metrocall currently procures traditional paging devices through a number of alternative manufacturers and similarly expects that alternative sources for advanced messaging devices and network equipment will be secured in the foreseeable future. We have, in the interim, entered into a final purchase agreement with Motorola pursuant to which we have prepaid Motorola for advanced messaging devices. We believe that this purchase agreement will provide sufficient quantities of advanced messaging devices to meet our needs for the remainder of 2002. We have also been engaged in discussions with a number of potential alternate suppliers and manufacturers for these devices.

        In February 2002, Motorola announced that Multitone Electronics, plc intends to continue the role that Motorola had served as a device provider in the messaging industry. However, since February, Multitone and Motorola have not formally completed their negotiations for this transition and we can make no assurances that Multitone and Motorola will actually reach an agreement and that Multitone will continue the role that Motorola had served as an industry device provider or be able to transition the manufacture of POCSAG, FLEX and REFLEX devices to its operating facilities. A significant time delay in this transition process or if this transaction were not to occur could materially adversely affect Metrocall's advanced messaging sales and services.

        We currently receive maintenance and support services of our network infrastructure components from Glenayre through a support services contract which expires in April 2003 unless extended at our option for an additional 12 months. We expect that infrastructure and equipment components will continue to be available from other suppliers for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that we will not experience unexpected delays in obtaining equipment in the future.

        We offer our two-way messaging services using the Reflex25 protocol through an alliance agreement with Weblink, which expires in April 2006. Weblink filed for reorganization protection under Chapter 11 of the Bankruptcy Code in May 2001 and has assumed this agreement in connection with such proceedings on October 1, 2001. As part of the Court assumption order, as amended, Weblink, provided that it is not in default at such time, may elect to terminate the alliance agreements with Metrocall if we have not obtained an order authorizing the assumption of the alliance agreements in Metrocall's Chapter 11 cases on or before April 30, 2002. On April 30, 2002, Weblink filed a motion in its bankruptcy case seeking approval of an extension of the date by which Metrocall must assume the agreements to a date which is forty-five (45) days after a bankruptcy filing by Metrocall but in any event not later than October 30, 2002. There can also be no assurance that the Court will grant this motion or that Weblink will be able to successfully reorganize and restructure under the protections of Chapter 11.

Financial Impact

        In light of the circumstances described above, we suspended the payments of interest to holders of all series of our senior subordinated notes due on or after March 15, 2001. This action was necessitated to preserve cash to support operations and stakeholder value. As of March 31, 2002, accrued but unpaid interest on these notes totaled approximately $97.9 million. These defaults permit holders of the subordinated notes to accelerate this indebtedness, although, to date, no acceleration notice has been received.

        In April 2001, our bank lenders delivered a notice of default under the bank credit facility premised on the failure to make the subordinated debt interest payments. At that time, the bank lenders reduced their commitment from $200.0 million to the $133.0 presently outstanding under the credit facility and have reserved their rights (including their rights to demand default interest aggregating approximately $2.0 million) with respect to this default, and absent a waiver or other agreement by the banks, could accelerate Metrocall's debt. If the lenders seek to accelerate such indebtedness, Metrocall would likely file for protection under Chapter 11 of the Bankruptcy Code. As a result of suspension of interest payments on the senior subordinated notes, notice of default on the bank debt and the non-compliance with bank loan covenants, we have classified all of our outstanding indebtedness under the bank credit facility and senior subordinated notes as current liabilities at March 31, 2002 and December 31, 2001.

        As illustrated in the table below, we do not believe at our present levels of operating cash flows that we could support the amortization and debt service requirements of our $626.8 million of aggregate principal amount of senior subordinated notes. During 2001, as revenues declined as a result of a continued decrease in demand in traditional paging services, we implemented several expense reduction and avoidance measures and placed restrictions on capital spending to offset the impact of the revenue loss and to actually increase unlevered and free cash flows from fiscal year 2000 levels while maintaining our quality network airtime and customer service commitment levels. As the table illustrates, Metrocall was in a free cash flow position only after we suspended interest payments to holders of our senior subordinated notes ($'s in thousands):


                                                   TWELVE MONTHS ENDED  TWELVE MONTHS ENDED THREE MONTHS ENDED
                                                    DECEMBER 31, 2000    DECEMBER 31, 2001   MARCH 31, 2002

Revenues                                              $  524,474           $  477,497          $  107,217
                                                      ---------------------------------------------------------

Operating expenses:
Service, rent and maintenance                            120,312              123,066              28,258
Selling and marketing                                    103,413               92,481              20,676
General and administrative                               172,017              161,161              36,481
                                                      ---------------------------------------------------------
                                                         395,742              376,708              85,415


Operating cash flow                                      128,732              100,789              21,802
Capital expenditures                                     108,623               58,221              14,036
                                                      ---------------------------------------------------------
Unlevered free cash flow                                  20,109               42,568               7,766


Cash interest paid on subordinated notes                  72,065                8,353                   -
Cash interest paid on senior secured debt                  8,471               13,106               2,777
                                                      ---------------------------------------------------------
Total cash interest paid                                  80,536               21,459               2,777

                                                      ---------------------------------------------------------
Free cash flow                                        $  (60,427)          $   21,109          $    4,989
                                                      =========================================================


New Business Plan

        We believe that our expense reduction efforts and a customer base which provides for recurring revenues will allow us to generate levels of operating and free cash flows that would provide a basis for restructuring our debt obligations on our balance sheet and for an improvement in our financial condition and position. In pursuit of these goals, we have adopted a new business plan to reorient our focus and operations. Our business plan calls for us to refocus our sales efforts on our direct business and government customers and further reduce our cost structure to an appropriate level that could be sustained by management's expectations of future revenues and operating and free cash flows.

        Metrocall's business objectives and operating strategy for 2002 will focus on maximizing operating and free cash flows. Key elements of this strategy include:

-  Subscriber retention efforts;

-  Cost containment and reduction;

-  Advanced messaging.

        SUBSCRIBER RETENTION EFFORTS - We expect the demand for our traditional paging services and related revenues will continue to decrease in 2002. We still intend to focus our attention on the placement of traditional paging services but will shift our sales emphasis by focusing sales and advertising resources on existing and potential business and government subscribers placed by our direct sales force. We believe these customers directly provide a higher ARPU and lower deactivation percentages than our other subscribers. We believe because of our more concentrated focus on our direct business and government customers and the expected decrease in demand by subscribers, we can reduce the number of our field service positions and de-emphasize and or reduce certain direct sales channels such as our company-owned retail stores as well as certain indirect distribution channels, both of which have high subscriber churn statistics.

        We expect to reduce our selling and marketing work force by the end of 2002 by approximately 517 positions as result of our new business objectives and the de-emphasis of certain sales channels. Metrocall began implementing these reductions in March 2002. Annual salary and benefit savings from this action are estimated at approximately $15.7 million. As of April 30, 2002, we had reduced positions in this area by 327. We expect that many of the remaining reductions will be attained through normal attrition.

        We have also revised our incentive commission plans for members of our sales force who are successful in retaining subscribers who retain their traditional service. We will seek to maintain a close relationship with our existing customers by maintaining decentralized sales and marketing operations and by providing value-added services tailored to customers' needs.

        In addition, we will continue to offer advanced messaging services and sell PCS phones to subscribers who require wireless messaging beyond the capabilities of traditional paging. We currently sell cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless and Nextel. Metrocall believes these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services.

        COST CONTAINMENT AND REDUCTION - We believe we must further reduce our operating expenses in 2002 to offset the expected continued reduction in our traditional paging subscriber base and a lower than anticipated growth rate for advanced messaging subscribers in 2002. We believe these reductions will be necessary to ensure we will have the continued liquidity and resources to continue to provide our traditional and advanced messaging services. We believe we can further reduce our operating expenses without affecting our airtime or customer service because of further centralization of customer service functions and the lower number of subscribers receiving services. Such containment and reduction initiatives are expected to include:

    -   Continued rationalization of network operations

    -   Consolidation of call center services

    -   Consolidation of billing platforms

    -   Other initiatives

        Continued rationalization of network operations - We expect to further rationalize our network operations as we continue to migrate subscribers from under-utilized frequencies. During 2002, we expect to deconstruct 224 towers and implement other telecommunication savings initiatives. These efforts are expected to save us approximately $1.0 million in site rent expenses, $1.5 million in telecommunication costs and $2.7 million in salary and benefit related savings as a result of an expected reduction of approximately 40 engineers in March and April 2002 required to service existing network operations.

        Consolidation of call center services - At December 31, 2001, we had three call centers in operation and numerous field operation centers that handled customer service requirements. In early 2002, we consolidated two of the call centers into one larger call center in Pensacola, Florida. In addition, as we further consolidate our billing platforms we expect to reduce our field customer service representation by providing such services from the Florida facility. As a result of these actions, we expect to reduce our workforce by approximately 179 positions resulting in annual salary and benefit savings of approximately $5.2 million. Approximately 122 of these positions were affected by April 30, 2002. In addition, we expect to reduce our facility rent expense by approximately $600,000 in 2002 and $800,000 annually from these consolidation efforts.

        Consolidation of billing platforms - We currently operate three separate billing platforms. During 2002, we will convert two of these platforms into our largest system, providing for a consolidated, more efficient billing platform covering all of Metrocall's operations. The conversions of these systems are scheduled to be completed by mid-June 2002 and October 2002, respectively. The conversion of each of these systems will result in reductions in licensing fees, MIS support and other incidental expenses. These savings are expected to reach $1.4 million on an annualized basis. We believe these conversions will permit us to more effectively manage our customer base and provide customer service support.

        Other initiatives - Due to the reduction in our subscriber base, we believe we will be able to reduce approximately 98 positions in general, administrative and overhead support functions of which 60 occurred through

April 30, 2002. Although we will focus on subscriber retention and placements in our traditional operations, we believe that the focus of these efforts will be on direct customer placements rather than in indirect channels. In addition, given the expected overall reduction in traditional subscribers, we do not believe we will be required to employ the same number of employees as we would in a growth mode. We also believe that this work force reduction is possible given our management information systems, recent upgrades to our customer service operations and the reduction in the subscriber base which has resulted in a decrease in staffing requirements of our billing and collections departments, inventory, and customer service areas and as such, expect no impact on provisioning of airtime or customer services. Metrocall believes that these efforts will result in overall expense annual salary and benefit savings of at least $2.8 million and $2.4 million in facility costs.

        From all of our subscriber retention efforts and cost containment and reduction initiatives, we expect to save approximately $32.0 million annually in salary and benefits, $3.2 million in facility rent costs and $5.0 in other expenses including telecommunications costs and billing system software licenses. We expect to reduce our workforce by approximately 850 positions by the end of 2002, of which approximately 540 were attained by April 30, 2002. Metrocall estimates severance and other cash payouts to affected employees will equal up to $5.0 million of which approximately $2.3 million was paid by April 30, 2002. Metrocall will seek to take all measures necessary to maintain the morale of its employees and to preserve the core of remaining employees that will be essential to Metrocall's reorganization efforts.

        There can be no assurances that we will achieve the desired savings as a result of these initiatives. Many of these initiatives presume we are able to implement our plan of reorganization under Chapter 11.

        ADVANCED MESSAGING - Metrocall offers advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. Since December 31, 2000, we have added approximately 119,870 net subscribers to these services, the majority of these subscribers rent their advanced messaging devices from Metrocall for periods of up to 12-24 months. Under the terms of the rental agreements with these customers, we receive monthly rental revenue for each unit and do not expect to recover the device acquisition cost for a period of up to 8 months following its placement. During the remainder of 2002, we expect to focus on the sale of advanced messaging devices and to substantially limit the number of subscribers to which we offer leased products. As a result, we do not expect to achieve the subscriber growth percentages we had experienced in 2000 and 2001 but expect to substantially reduce the amount of capital expenditures we incur.

        Notwithstanding the above, our ability to offer narrowband PCS services under our alliance agreement with Weblink could be affected by Weblink's existing proceedings in Chapter 11 and by Metrocall's contemplated reorganization under Chapter 11. In addition, our ability to satisfy the product demand for advanced messaging equipment could be affected by Motorola's announcement to leave the product supply business and the uncertainty of the availability of replacement product. Either of these contingencies could adversely affect Metrocall's ability to offer narrowband PCS services.

Potential Restructuring

        We are currently negotiating with our senior bank lenders and holders of approximately 2/3 of our senior subordinated notes regarding the terms of a pre-negotiated stand-alone plan of reorganization of Metrocall, which would be confirmed through a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. We proposed to our creditors a restructuring plan with the following objectives:

    - Deleveraging Metrocall to provide a viable capital structure in light of revenue uncertainty;

    -   Restructuring existing debt to reflect projected cash flows;

    - Maintaining competitiveness by not over-leveraging Metrocall's capital structure relative to our competitors;

    -   Maximizing cash flows; and

    -   Providing the maximum enterprise value for all stakeholders.

        It is currently contemplated that we will file for protection under Chapter 11 of the United States Bankruptcy Code and seek expeditiously to obtain approval of a pre-negotiated reorganization plan by June 30, 2002. It is likely that such plan will provide for reduced levels of bank debt, substantial common equity to the holders of existing bank debt, common equity to general unsecured creditors and no recovery to holders of existing preferred or common stock of Metrocall.

        There can be no assurances that we will reach agreement with our bank lenders or our senior subordinated noteholders for the terms of a consensual plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our present financial condition and lack of borrowing ability indicate uncertainty as to whether we will be able to continue as a going concern. Metrocall's ability to continue as a going concern is dependent upon several factors, including, but not limited to our ability (i) to implement successfully our new business plan and to reduce capital expenditures and operating expenses to generate sufficient cash flows, (ii) to obtain the continued consent of our banks for our use of cash under Chapter 11, (iii) to continue to obtain uninterrupted supplies and services from our vendors and to retain employees, and (iv) to have continued access to Weblink's advanced messaging network through the alliance agreements.

        Our liquidity is directly influenced by our free cash flow position. Since our March 15, 2001 announcement that we would suspend payments of interest on its senior subordinated notes, we have reduced our operating expense and capital expenditure requirements and, together with the suspension of interest payments on our senior subordinated notes, have achieved a positive free cash flow position meaning borrowings or other financings were not required to support operations or debt service requirements. Our continued operations and our ability to implement a stand-alone reorganization in which additional borrowings are not required to support operations are key to any stand-alone plan of reorganization. As described herein, we expect to further reduce our operating expenses and capital expenditures in 2002.

        Our liquidity position is also influenced by the timing of accounts receivable collections and disbursements to vendors and employees. We invoice approximately 85% of our customers monthly in advance of providing our services and our days receivables outstanding averaged 35 days. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunication providers and facility and site landlords are made on a monthly basis. We have customary trade terms with most of our vendors. In light of Metrocall's financial circumstances, in several instances where alternative sources of procurement were not available, several vendors have required us to pay for goods and services in advance. For instance, Metrocall was required to pay to Motorola in February 2002 as a result of Motorola's election to discontinue this segment of its business, approximately $6.0 million for pager and advanced messaging devices that will be delivered to Metrocall in the second quarter of 2002. We believed this pre-payment for equipment was necessary to ensure adequate availability of advanced messaging equipment for the remainder of 2002.

        Cash and cash equivalents balances were $17.9 million and $14.0 million at March 31, 2002 and May 10, 2002, respectively. Metrocall believes that these balances plus cash expected to be generated from operations, will be sufficient to meet its financial obligations and to fund capital expenditure requirements during the remainder of 2002, except for payments of interest on its senior subordinated notes. As discussed above in "Potential Restructuring," we intend to restructure our outstanding indebtedness, which will involve a filing under Chapter 11 of the Bankruptcy Code. We are discussing with our bank lenders regarding use of collateral in a Chapter 11 case. Metrocall believes that its cash flow will be adequate to fund its operations in a Chapter 11 proceeding without additional borrowings.

CASH FLOWS

        For the three months ended March 31, 2002, net cash provided by operating activities decreased by approximately $13.3 million from $21.4 million for the three months ended March 31, 2001 to $8.1 million for the three months ended March 31, 2002. The decrease in cash provided by operating activities was primarily the result of an increase in prepaid expenses, and a reduction in deferred revenues. Prepaid expenses increased by $5.9 million from the first quarter of 2001, and deferred revenues declined approximately $4.5 million due to declining billings, the result of lower revenues than in the first quarter of 2001.

        Net cash used in investing activities decreased approximately $12.2 million from $26.3 million for the three months ended March 31, 2001 to $14.1 million for the three months ended March 31, 2002. The decrease in net cash used for investing activities was primarily the result of a decrease in the purchase of subscriber equipment. Capital expenditures were approximately $26.0 million and $14.0 million for the quarters ended March 31, 2001 and 2002, respectively. Capital expenditures for the three months ended March 31, 2001 included approximately $22.6 million for subscriber equipment, representing increases in wireless devices on hand and net increases and maintenance to the rental subscriber base, while subscriber equipment purchases for the three months ended March 31, 2002 were approximately $11.9 million. The balance of capital expenditures included $1.5 million for information systems and computer related equipment, $0.4 million for network construction and development and $0.2 million for general purchases including leasehold improvements and office equipment.

        Total capital expenditures for the year ending December 31, 2002 are estimated to be approximately $18.2 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. Metrocall expects that its capital expenditures for the year ending December 31, 2002, will be financed through operating cash flow. Projected capital expenditures are subject to change based on internal growth, general business and economic conditions and competitive pressures. Future cash requirements include investment in subscriber equipment and network infrastructure.

        Net cash used by financing activities decreased approximately $0.1 million from $0.3 million for the three months ended March 31, 2001 to $0.2 million for the three months ended March 31, 2002. Metrocall has not been able to draw on its credit facility or raise additional cash proceeds through the equity markets. Future cash requirements include debt service costs, primarily interest.

TOTAL DEBT

        At March 31, 2002, and December 31, 2001, total debt consisted of (in thousands):

Senior subordinated notes.

                                           DECEMBER 31,       MARCH 31,        INCREASE/
       SENIOR SUBORDINATED NOTES               2001             2002           (DECREASE)
-----------------------------------------  ------------      ----------        ---------
Borrowings under the credit facility        $ 133,000        $ 133,000         $       -
Senior subordinated notes                     625,707          625,746                39
Capital leases and other debt                   2,642            2,441              (201)
                                            ---------        ---------         ---------
                                            $ 761,349        $ 761,187         $    (162)
                                            =========        =========         =========

        Total debt balances decreased $162,000 in 2001 as a result of principal payments of $201,000 made under capital leases and other debt obligations partially offset by discount accretion of $39,000 on our 11% senior subordinated notes due 2008. There were no repayments of principal amounts outstanding under the credit facility or from senior subordinated notes.

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

    - Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of our network systems and customer service support centers.

    - Selling and marketing expenses: include salaries, commissions and administrative costs for our sales force and related marketing and advertising expenses.

    - General and administrative expenses: include executive management, accounting, office telephone, repairs and maintenance, management information systems and employee benefits.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH 2001

REVENUES

        The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended March 31, 2001 and 2002.

CONSOLIDATED PAGING OPERATIONS                                                                                    INCREASE
REVENUES                               MARCH 31,            % OF            MARCH 31,             % OF                OR
                                         2001             REVENUES            2002              REVENUES          (DECREASE)
                                    -----------------------------------------------------------------------------------------
Service, rent and maintenance            $119,522               95.9           $102,884               96.0           $(16,638)
Product sales                              11,497                9.2              9,184                8.6             (2,313)
                                    -----------------------------------------------------------------------------------------
Total revenues                            131,019              105.1            112,068              104.5            (18,951)
Net book value of products sold            (6,366)              (5.1)            (4,851)              (4.5)            (1,515)
                                    -----------------------------------------------------------------------------------------
Net revenues                             $124,653             100.00           $107,217              100.0           $(17,436)
                                    =========================================================================================

ARPU                                        $6.37                                 $6.56                                 $0.19
Number of subscribers                   6,255,329                             4,996,899                            (1,258,430)


TRADITIONAL PAGING OPERATIONS                                                                                      INCREASE
REVENUES                               MARCH 31,            % OF            MARCH 31,             % OF                OR
                                         2001             REVENUES            2002              REVENUES          (DECREASE)
                                    -----------------------------------------------------------------------------------------
Service, rent and maintenance            $111,336               95.1            $88,308               95.9           $(23,028)
Product sales                              11,230                9.6              5,832                6.3             (5,398)
                                    -----------------------------------------------------------------------------------------
Total revenues                            122,566              104.7             94,140              102.2            (28,426)
Net book value of products sold            (5,480)              (4.7)            (2,063)              (2.2)            (3,417)
                                    -----------------------------------------------------------------------------------------
Net revenues                             $117,086             100.00            $92,077              100.0           $(25,009)
                                    =========================================================================================

ARPU                                        $6.07                                 $5.89                                $(0.18)
Number of subscribers                   6,090,050                             4,764,503                            (1,325,547)

        Traditional paging service, rent and maintenance revenues decreased approximately $23.0 million from $111.3 million for the three months ended March 31, 2001 ("2001") to $88.3 million for the three months ended March 31, 2002 ("2002"). Over the past several months, traditional units in service have decreased in both the direct and indirect distribution channels. From March 31, 2001, direct distribution channel subscribers have decreased 128,106 as a result of subscriber conversions to Metrocall's advanced messaging services and cancellations. From March 31, 2001, indirect distribution subscribers, mainly in Metrocall's reseller and strategic alliance channels, have decreased by 1,351,952 units. The decrease in the number of indirect subscribers was mainly the result of a decrease in demand for traditional paging products in the reseller channel and our desire to increase the average monthly revenue per unit
(ARPU) in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base, ARPU for the three months ended March 31, 2002 decreased by $0.18 to $5.89 from March 31, 2001.

        We expect that revenues generated from our traditional paging operations will continue to decrease during the remainder of 2002. We expect that such decreases will be the result of a reduction in the number of subscribers receiving such services and a continued shift in the distribution mix toward lower ARPU service offerings as two-way messaging products and services or other competing technologies attract existing subscribers. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of customer churn.

        Product sales from traditional operations decreased approximately $5.4 million from $11.2 million in 2001 to $5.8 million in 2002 and decreased as a percentage of net revenues from 9.6% in 2001 to 6.3% in 2002. Net book value of products sold decreased approximately $3.4 million from $5.5 million in 2001 to $2.0 million in 2002 and decreased as a percentage of net revenues from 4.7% in 2001 to 2.2% in 2002. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2002.

ADVANCED MESSAGING OPERATIONS              MARCH 31,          % OF           MARCH 31,         % OF          INCREASE OR
REVENUES                                     2001           REVENUES           2002          REVENUES         (DECREASE)
                                         -------------------------------------------------------------------------------
Service, rent and maintenance                 $8,186            108.2          $14,576             96.3           $6,390
Product sales                                    267              3.5            3,352             17.9            3,085
                                         -------------------------------------------------------------------------------
Total revenues                                 8,453            111.7           17,928            114.2            9,475
Net book value of products sold                 (886)           (11.7)          (2,788)           (14.2)          (1,902)
                                         -------------------------------------------------------------------------------
Net revenues                                  $7,567            100.0          $15,140            100.0           $7,573
                                         ===============================================================================

ARPU                                          $19.62                            $20.95                             $1.29
Number of subscribers                        165,279                           232,396                            67,117

        Advanced messaging service, rent and maintenance revenues increased $6.4 million to approximately $14.6 million in 2002. The increase in service, rent and maintenance revenues was the result of the placement of 67,116 additional units since March 31, 2001, primarily two-way messaging devices. We launched our two-way messaging services in late March 2000, and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way and 1.75-way messaging devices through this time. We expect that our advanced messaging service, rent and maintenance revenues will continue to increase gradually during the remainder of 2002 if our financial resources are adequate to continue investing in wireless data devices. There can be no assurances that such revenues will continue to increase in future periods.

        Product sales from advanced messaging operations increased approximately $3.1 million to $3.4 million in 2002. Net book value of products sold decreased $1.9 million to approximately $2.8 million in 2002. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, the majority of product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

        The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended March 31, 2001 and 2002.

                                  MARCH 31,      % OF       MARCH 31,     % OF        INCREASE OR
OPERATING EXPENSES                  2001       REVENUES       2002       REVENUES      (DECREASE)
                                  ----------------------------------------------------------------
Service, rent and maintenance      $32,104         25.8      $28,258         26.4       $(3,846)
Selling and marketing               26,753         21.5       20,676         19.3        (6,077)
General and administrative          41,933         33.6       36,481         34.0        (5,452)

Reorganization expenses                  -            -       10,097          9.4        10,097
Depreciation                        31,587         25.3       21,213         19.8       (10,374)
Amortization                        27,557         22.1            -            -       (27,557)
                                  ----------------------------------------------------------------
                                  $159,934        128.3     $116,725        108.9      $(43,209)
                                  ================================================================


OPERATING EXPENSES PER UNIT IN SERVICE    MARCH 31,  MARCH 31,  INCREASE OR
                                            2001       2002      (DECREASE)
                                         -----------------------------------
Monthly service, rent and maintenance       $1.71       $1.80       $0.09
Monthly selling and marketing                1.43        1.32       (0.11)
Monthly general and administrative           2.23        2.33        0.10
                                         -----------------------------------
Average monthly operating costs             $5.37       $5.45       $0.08
                                         ====================================

        Overall, we experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2001 to 2002. Average monthly operating cost per unit increased $0.08 from $5.37 per unit for 2001 to $5.45 per unit for 2002. Each operating expense is discussed separately below.

        Service, rent and maintenance expenses decreased approximately $3.8 million from $32.1 million in 2001 to $28.3 million in 2002 and increased as a percentage of net revenues from 25.8% in 2001 to 26.4% in 2002. Monthly service, rent and maintenance expense per unit increased from $1.71 per unit in 2001 to $1.80 per unit in 2002. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, supplies, rent, pager repairs and dispatching costs. There has been a partially offsetting increase in tower rent expenses, and an increase in the 2way provisioning costs to Weblink as a result of the increased number of units that have been placed on the Weblink network since March 31, 2001. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs and other cost cutting initiatives. We expect that service, rent and maintenance expenses will decrease during the remaining months of 2002 as a result of anticipated tower de-constructions and other cost reduction initiatives.

        Selling and marketing expenses decreased approximately $6.1 million from $26.8 million in 2001 to $20.7 million in 2002 and decreased as a percentage of net revenues from 21.5% in 2001 to 19.3% in 2002. The overall expense decrease was primarily the result of reductions in salaries and commissions as a result of a slightly smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has decreased from $1.43 per unit in 2001 to $1.32 per unit in 2002. We expect that selling and marketing expenses may decrease slightly during the remaining months of 2002 as we continue our cost reduction initiatives.

        General and administrative expenses decreased by $5.4 million from $41.9 million in 2001 to $36.5 million, and decreased as a percentage of net revenues from 33.6% in 2001 to 34.0% in 2002. The decrease in general and administrative expenses was primarily the result of a reduction in salaries, telephone administrative services, and professional service, due to several cost containment initiatives that focused on the back office centralization and rationalization. We expect general and administrative expenses to decrease in future quarters as a result of continuing cost reduction initiatives. Such past initiatives have included a reduction in administrative and overhead positions primarily through attrition, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions.

                Reorganization related expenses of $1.6 million were included in the accompanying statements of operations for the three months ended March 31, 2002. Such costs include costs incurred for legal, financial and investment banking services received in connection with our debt restructuring efforts described herein. Restructuring expenses of $8.4 million were included in the accompanying statements of operations for the three months ended March 31, 2002. Such costs include severance related expenses of $3.2 million and facility lease exit costs of $5.2 million. Our operational restructuring initiatives are more fully described under "New Business Plan."

        Depreciation expense decreased approximately $10.3 million from $31.6 million in 2001 to $21.2 million in 2002. The decrease in depreciation expense resulted mainly from a reduction in the basis of our assets, the result of an impairment charge taken during the fourth quarter of 2001. This decline in depreciation expenses should continue into the remainder of 2002 as further assets become fully depreciated.

        Amortization expenses decreased approximately $27.6 million from $27.6 million in 2001 to $0.00 in 2002. This decrease was the result of the write down of all our intangible assets in 2001.

OTHER INCOME/(EXPENSES)

                                        MARCH 31,     MARCH 31,    INCREASE OR
                                          2001          2002        (DECREASE)
                                       ----------------------------------------
Other income/(expenses), net              $(973)        $(117)         $856
Interest expense                        (20,990)      (19,597)        1,393
Net loss                                (57,244)      (29,222)       28,022
Preferred dividends                      (2,477)       (2,807)         (330)

EBITDA                                  $23,863       $21,802       $(2,061)


        Interest expense decreased approximately $1.4 million, from $21.0 million in 2001 to $19.6 million in 2002 due to lower average interest rates as the prime lending rate that banks charge their customers, which declined during 2001. Total debt remained flat. Average debt balances did not fluctuate materially during the three months ended March 31, 2002, compared to March 31, 2001.

        Metrocall's net loss decreased approximately $28.0 million from $57.2 million in 2001 to $29.2 million in 2002 mainly as a result of the above mentioned events. Metrocall expects net losses to continue for the remainder of 2002.

        Preferred dividends increased approximately $0.3 million in 2002 from $2.5 million in 2001 to $2.8 million in 2002. The increase was a result of higher dividends paid to the holders of the Series A Preferred due to the compounding nature of the preferred stock series.

        EBITDA or operating cash flow means earnings before interest, reorganization and restructuring expenses, taxes, depreciation and amortization, and certain one-time charges. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. Metrocall believes EBITDA can be used to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA as defined by Metrocall is used in its credit facility and indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA as defined by Metrocall may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income 2(loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA decreased $2.1 million from $23.8 million in 2001 to $21.8 million in 2002. The decrease was due to the decrease in net revenue of $17.4 million offset by a decrease in operating expenses of $15.3 million. EBITDA margin increased from 19.1% in 2001 to 20.3% in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning this item is included within Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Forward-looking Statements."


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Please refer to Note 4 of the interim condensed consolidated financial statements.


ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        We are currently in default under the terms of the agreements governing our senior secured credit facility and the indentures governing our senior subordinated notes. As of March 31, 2002, accrued and unpaid interest for each series of senior subordinated note is reflected below:

Note                                                           Accrued and Unpaid Interest
---------------------------------------------------------------------------------------------
11% senior subordinated notes due 2008                                   $ 40,696
10 3/8% senior subordinated notes due 2007                               $ 22,053
11 7/8 % senior subordinated notes due 2005                              $ 14,922
11 7/8 % senior subordinated notes due 2005                              $     30
9 3/4% senior subordinated notes due 2007                                $ 20,221
                                                                         --------
                                                                         $ 97,922
                                                                         ========

        We continue to make monthly interest payments on balances outstanding under the credit facility. Please refer to Note 2 to the interim condensed consolidated financial statements for further discussion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Required by Item 601 of Regulation S-K.

    EXHIBIT
    NUMBER        EXHIBIT DESCRIPTION
    ------        -------------------
    11.1          Statement re: computation of per earnings share


    (b) Reports on Form 8-K


        Form 8-K dated April 30, 2002, reporting that Metrocall and its bank lenders entered into the Fourth Amendment to the Fifth Amended and Restated Loan Agreement, dated as of April 19, 2002, and filing a press release regarding the fourth amendment, its ongoing negotiations with Weblink Wireless, Inc. and its progress towards a "pre-negotiated" plan of reorganization.

         Form 8-K dated February 25, 2002, reporting that Metrocall and its bank lenders entered into the Third Amendment to the Fifth Amended and Restated Loan Agreement, dated as of January 1, 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2002                       METROCALL, INC.


                               By: /s/ Vincent D. Kelly
                                   --------------------------------
                                               Vincent D. Kelly
                               Chief Financial Officer, Chief Operating Officer, Treasurer and Executive Vice President

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER        EXHIBIT DESCRIPTION
    ------        -------------------
    11.1          Statement re: computation of per earnings share



30