Form 10-Q
period 2002-06-30
METROCALL INC
filed 2002-08-19
CIK 906525

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                    CLASS                                            OUTSTANDING AT AUGUST 1, 2002
                    -----                                            -----------------------------
        Common Stock, $.01 par value                                          89,975,772

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METROCALL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I        FINANCIAL INFORMATION
  ITEM 1      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........     3
              Balance Sheets, December 31, 2001 and June 30, 2002.........     3
              Statements of Operations for the three and six months ended
                June 30, 2001 and 2002....................................     4
              Statement of Stockholders' Equity/(Deficit) for the six
                months ended June 30, 2002................................     5
              Statements of Cash Flows for the six months ended June 30,
                2001 and 2002.............................................     6
              Notes to Interim Condensed Consolidated Financial
                Statements................................................     7
  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................    19
  ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK......................................................    35
PART II.      OTHER INFORMATION
  ITEM 1.     LEGAL PROCEEDINGS...........................................    36
  ITEM 2.     CHANGES IN SECURITIES.......................................    36
  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.............................    36
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........
  ITEM 5.     OTHER INFORMATION...........................................    36
  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................    36
                                                                              38
SIGNATURES................................................................

                         PART I. FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                                 BALANCE SHEETS
                                  (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2001          2002
                                                              ------------   -----------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    24,135    $    33,138
  Accounts receivable, less allowance for doubtful accounts
    of $7,536 and $6,719 as of December 31, 2001 and June
    30, 2002, respectively..................................       42,648         33,694
  Prepaid expenses and other current assets.................       11,149         11,790
                                                              -----------    -----------
         Total current assets...............................       77,932         78,622
                                                              -----------    -----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................        6,661          6,738
  Furniture, office equipment and vehicles..................       59,886         62,720
  Paging and plant equipment................................      160,310        131,586
  Less -- Accumulated depreciation and amortization.........     (108,007)       (97,134)
                                                              -----------    -----------
                                                                  118,850        103,910
                                                              -----------    -----------
OTHER ASSETS................................................        6,688          5,205
                                                              -----------    -----------
TOTAL ASSETS................................................  $   203,470    $   187,737
                                                              ===========    ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
LIABILITIES NOT SUBJECT TO COMPROMISE:
  Current maturities of long-term debt......................  $   759,544    $       891
  Accounts payable..........................................       18,984         12,106
  Accrued interest..........................................       81,197             --
  Accrued expenses and other current liabilities............       23,945         20,817
  Deferred revenues and subscriber deposits.................       27,746         18,333
                                                              -----------    -----------
         Total current liabilities not subject to
           compromise.......................................      911,416         52,147
CURRENT LIABILITIES SUBJECT TO COMPROMISE: (Note 1).........           --        890,184
                                                              -----------    -----------
         Total current liabilities:.........................      911,416        942,331
                                                              -----------    -----------
LONG TERM LIABILITIES:
LONG TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
  Capital lease and other long term debt, less current
    maturities..............................................        1,805          1,345
  Deferred revenue and other................................        8,200             --
                                                              -----------    -----------
         Total long-term liabilities not subject to
           compromise.......................................       10,005          1,345
                                                              -----------    -----------
LONG-TERM LIABILITIES SUBJECT TO COMPROMISE (Note 1)........           --          7,200
MINORITY INTEREST IN PARTNERSHIP............................          510            510
                                                              -----------    -----------
         Total liabilities..................................      921,931        951,386
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 298,317
  and 321,385 shares issued and outstanding as of December
  31, 2001 and June 30, 2002 respectively, and a liquidation preference of $75,884 and $80,346 at December 31, 2001 and
  June 30, 2002, respectively...............................       70,776         80,346
                                                              -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $.01 per share; authorized
    200,000,000 shares; 89,975,772 shares issued and
    outstanding as of December 31, 2001 and June 30, 2002,
    respectively............................................          900            900
  Additional paid-in capital................................      557,364        557,364
  Accumulated deficit.......................................   (1,347,501)    (1,402,259)
                                                              -----------    -----------
         Total stockholders' equity (deficit)...............     (789,237)      (843,995)
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........  $   203,470    $   187,737
                                                              ===========    ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   -------------------------
                                               2001           2002          2001          2002
                                           ------------   ------------   -----------   -----------
REVENUES:
  Service, rent and maintenance
     revenues............................  $   116,806    $    98,724    $   236,328   $   201,608
  Product sales..........................       10,474          7,760         21,971        16,945
                                           -----------    -----------    -----------   -----------
          Total revenues.................      127,280        106,484        258,299       218,553
  Net book value of products sold........       (6,605)        (5,650)       (12,971)      (10,501)
                                           -----------    -----------    -----------   -----------
                                               120,675        100,834        245,328       208,052
                                           -----------    -----------    -----------   -----------
OPERATING EXPENSES:
  Service, rent and maintenance
     expenses............................       32,259         26,101         64,363        54,360
  Selling and marketing..................       22,282         16,610         49,035        37,285
  General and administrative.............       41,413         32,604         83,322        69,085
  Reorganization expenses................       10,435          2,457         10,459        12,555
  Depreciation...........................       33,412         20,407         64,999        41,620
  Amortization...........................      307,286             --        334,843            --
                                           -----------    -----------    -----------   -----------
                                               447,087         98,179        607,021       214,905
                                           -----------    -----------    -----------   -----------
          Income (loss) from
            operations...................     (326,412)         2,655       (361,693)       (6,853)
INTEREST EXPENSE (contractual interest of
  $22.9 million and $42.5 million for the
  three and six months ended June 30,
  2002)..................................      (20,190)       (17,108)       (41,180)      (36,705)
INTEREST AND OTHER INCOME (EXPENSES),
  NET....................................       (2,506)        (1,513)        (3,479)       (1,630)
                                           -----------    -----------    -----------   -----------
          Net loss.......................     (349,108)       (15,966)      (406,352)      (45,188)
PREFERRED DIVIDENDS......................       (2,577)        (2,048)        (5,033)       (4,855)
REORGANIZATION ITEM -- ACCRETION OF
  LIQUIDATION PREFERENCE.................           --         (4,715)            --        (4,715)
                                           -----------    -----------    -----------   -----------
          Loss attributable to common
            stockholders.................  $  (351,665)   $   (22,729)   $  (411,385)  $   (54,758)
                                           ===========    ===========    ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS....  $     (3.91)   $     (0.25)   $     (4.57)  $     (0.61)
                                           ===========    ===========    ===========   ===========
Weighted-average common shares
  outstanding............................   89,975,772     89,975,772     89,975,772    89,975,772

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                       STATEMENT OF STOCKHOLDERS' EQUITY
                              DEBTOR-IN-POSSESSION
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                            COMMON STOCK
                                         -------------------   ADDITIONAL
                                           SHARES       PAR     PAID-IN     ACCUMULATED
                                         OUTSTANDING   VALUE    CAPITAL       DEFICIT       TOTAL
                                         -----------   -----   ----------   -----------   ---------
BALANCE, December 31, 2001.............  89,975,772    $900     $557,364    $(1,347,501)  $(789,237)
Preferred dividends and accretion......          --      --           --         (9,570)     (9,570)
Net loss...............................          --      --           --        (45,188)    (45,188)
                                         ----------    ----     --------    -----------   ---------
BALANCE, June 30, 2002.................  89,975,772    $900     $557,364    $(1,402,259)  $(843,995)
                                         ==========    ====     ========    ===========   =========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  2001          2002
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(406,352)     $(45,188)
  Adjustments to reconcile net loss to net cash provided by
     operating activities
     Depreciation and amortization..........................     399,842        41,620
     Equity in loss of affiliate............................       3,406         1,496
     Amortization of debt financing costs and debt
      discount..............................................       1,780         1,095
  Cash provided by changes in assets and liabilities:
     Accounts receivable....................................       1,539         8,955
     Prepaid expenses and other current assets..............         635          (642)
     Accounts payable.......................................      (6,283)        6,545
     Accrued interest.......................................      23,478        30,714
     Accrued expenses and other current liabilities.........         506        (1,081)
     Deferred revenues and subscriber deposits..............        (909)       (8,908)
                                                               ---------      --------
          Net cash provided by operating activities.........      17,642        34,606
                                                               ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses net of cash acquired...........        (894)           --
  Capital expenditure, net..................................     (37,305)      (25,708)
  Other.....................................................       1,386           510
                                                               ---------      --------
          Net cash used in investing activities.............     (36,813)      (25,198)
                                                               ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.............         304            --
     Principal payments on long-term debt...................        (355)         (405)
     Deferred debt financing costs..........................        (413)           --
                                                               ---------      --------
          Net cash used in financing activities.............        (464)         (405)
                                                               ---------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (19,635)        9,003
CASH AND CASH EQUIVALENTS, beginning of period..............      26,597        24,135
                                                               ---------      --------
CASH AND CASH EQUIVALENTS, end of period....................   $   6,962      $ 33,138
                                                               =========      ========
Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest................................   $  15,770      $  5,305
  Cash payments for income taxes............................   $      --      $     --
  Supplemental disclosure of non-cash investing and
     financing items:
  Fair value of assets acquired in business acquisition.....   $   7,000      $     --
  Accretion of preferred stock..............................   $      --      $  4,714
  Preferred stock dividends.................................   $   5,033      $  4,855

       See notes to interim condensed consolidated financial statements.

                                METROCALL, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

1.  GENERAL

Preparation of Interim Financial Statements

     The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and our majority owned subsidiaries (collectively, the Company or Metrocall). In the opinion of management, all adjustments (consisting of normal recurring adjustments except as discussed herein) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, reorganization and restructuring expenses, and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 2001 Annual Report on Form 10-K.

Voluntary Chapter 11 Filing

     On May 23, 2002, Metrocall (other than Metrocall Ventures, Inc.) executed Lock-Up Agreements with eight out of the nine lenders holding in the aggregate in excess of 89% of the claims under our senior secured credit facility (e.g., $133 million of principal) and each member of the ad hoc committee representing holders of our senior subordinated notes representing approximately 67% of the total outstanding unsecured public noteholder claims (e.g., $627 million of principal). The Lock-Up Agreements, among other things, provide for and require the senior lenders and the ad hoc noteholder committee members to support and vote for the plan of reorganization described below.

     On June 3, 2002, Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA, Inc., Advanced Nationwide Messaging Corporation Inc.
(ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone) filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code for the District of Delaware and is presently operating its businesses as debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). The chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under the docket of Metrocall, Inc. Case No. 02-11579. We have continued to manage and operate our assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Metrocall Ventures, Inc. (Ventures), one of our subsidiaries, did not file a voluntary petition and is not a party to the chapter 11 proceedings.

     Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under chapter 11. Also, the debtors may assume or reject pre-petition executory contracts and unexpired leases pursuant

                                METROCALL, INC.

to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

     On June 17, 2002, an official committee of unsecured creditors was appointed by U.S. Trustee consisting of The Bank of New York, HSBC Bank USA, and Product Support Services, Inc. This official committee has the right to be heard on all matters that come before the Bankruptcy Court and has recommended to all unsecured creditors that they support and vote for the plan of reorganization described below.

     As part of our chapter 11 case, Metrocall will routinely file pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about us, our assets and liabilities or financial performance. Copies of the filings in our chapter 11 case are available during regular business hours at the office of the Clerk of the Bankruptcy Court or at the Bankruptcy Court's internet site at: http://www.deb.uscourts.gov or Bankruptcy Management Corporation's internet site at: http://www.bmccorp.net/metrocall.

     Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. On June 3, 2002, we filed with the Bankruptcy Court our Proposed Joint Plan of Reorganization and Disclosure Statement. On June 17, 2002, we filed our First Amended Proposed Joint Plan of Reorganization and, on June 18, 2002, our First Amended Disclosure Statement. Subsequently, on July 18, 2002, we submitted our Second Proposed Joint Plan of Reorganization (the "Plan") and Proposed Second Amended Disclosure Statement (the "Disclosure Statement"). Plan Supplements were filed on July 3rd, July 18th, July 25th and August 1st, 2002. The Plan provides for separate classes of claims and interests for creditors and equity holders of each of the Debtors. In addition as part of its Plan, Metrocall will implement a corporate restructuring intended to consolidate operations and preserve the maximum value of the reorganized entities. Our restructuring includes the implementation or completion of certain cost cutting measures including a reduction in work force and elimination of certain redundancies in operations, such as the closing and/or consolidation of certain office, retail and operational facilities, much of which has been completed already.

     The consolidation of our operations shall include the following:

          (i) On or immediately prior to the date that the Plan is effective, each of ANMC, MSI and Mobilfone will consolidate with and into McCaw and all assets and liabilities of these companies will be conveyed to McCaw.

          (ii) Immediately following the consolidation described above Metrocall, Inc. will contribute all right, title and interest in all of its assets to McCaw other than (a) certain intellectual property to be conveyed to the license subsidiary, Metrocall USA, (b) a sufficient amount of cash to pay claims and to administer the Metrocall, Inc. estate and (c) its ownership interest in Inciscent, Metrocall USA or Ventures. These assets shall be contributed subject to all existing liens in place at that time. McCaw will simultaneously assume all of the underlying obligations (including cure costs, if any) directly attributable to these assets;

          (iii) Concurrently with the contributions by Metrocall, Inc. to McCaw, Metrocall, Inc. will contribute certain intellectual property (including trademarks, trade names, and copyrights) to Metrocall USA. Immediately thereafter, Metrocall USA will enter into a license agreement with McCaw for the use of the FCC licenses and other intellectual property; and

          (iv) Metrocall, Inc., McCaw and Metrocall USA will then each reorganize and continue in operations. Following the mergers and capital contributions described above, McCaw and Metrocall

                                METROCALL, INC.

     USA shall each reincorporate under the laws of the State of Delaware with amended and restated certificates of incorporation and by-laws.

     The reorganized and reincorporated entities will be Metrocall Holdings, Inc. (hereinafter referred to as HoldCo., formerly named Metrocall, Inc.), Metrocall, Inc. (hereinafter referred to OpCo., formerly named McCaw) and Metrocall USA, Inc. (hereinafter referred to as LicenseCo.), respectively. HoldCo., LicenseCo. and OpCo. shall be governed by the laws of the State of Delaware and shall each continue to maintain their respective separate corporate existence with all its rights, privileges, immunities, powers and franchises.

     Immediately thereafter, distributions to creditors and equity interests of the applicable debtors will commence and will include, among other distributions:

          (i) The execution by OpCo. of a new $60.0 million senior secured note and the related loan and security agreements in favor of the senior lenders under our existing pre-petition senior secured credit facility in accordance with the Plan. OpCo. shall be the direct borrower of the senior lenders as a result of the reorganization described above while LicenseCo together with HoldCo. and Ventures will each guaranty the senior secured note. The guaranty of HoldCo. shall be secured by a pledge of its stock and ownership interests in LicenseCo., as well as a pledge of its stock and ownership interests in OpCo., Ventures and Inciscent, Inc.;

          (ii) The execution by HoldCo. of $20.0 million secured PIK notes and related loan and security agreements in favor of the senior lenders in accordance with Metrocall's Plan. LicenseCo. and Ventures shall each guaranty the secured PIK notes;

          (iii) OpCo., on the Effective Date, or as soon as practicable thereafter, will pay all holders of allowed general unsecured claims against any of the consolidated operating subsidiaries 100% of such allowed claims in cash or pursuant to any other such arrangement as may be agreed to between the parties;

          (iv) Cash distributions to holders of allowed tax priority claims, administrative claims and convenience claims;

          (v) HoldCo., on the date that the Plan is effective, or as soon as practicable thereafter, will distribute 5,300,000 shares of new preferred stock, representing 88.3% of the preferred stock to be issued and $53.0 million of the total $60.0 million initial liquidation preference to holders of the allowed claims of the senior lenders;

          (vi) HoldCo. beginning on the date that the Plan is effective, and through interim distributions thereafter (to give effect to resolutions of disputed claims through reserves to be established), will distribute 530,000 shares of the new preferred stock, representing 8.3% of the preferred stock to be issued and $5.0 million of the $60.0 million initial liquidation preference to the holders of allowed general unsecured claims against Metrocall, Inc.;

          (vii) HoldCo. will issue the remaining 3.34% of the new preferred stock, or 200,000 shares, representing $2.0 million of the $60.0 million initial liquidation preference for distribution to Metrocall's senior executives in connection with their respective new employment agreements with HoldCo. and OpCo; and

          (viii) HoldCo. will distribute 420,000 shares of the HoldCo. new common stock, representing 42% of the shares to be issued to the allowed claims of the senior lenders (subject to ratable dilution for the issuance of restricted stock and options under a stock option plan to employees of OpCo. not to exceed 7%) and on the Effective Date and through interim distributions thereafter (to give effect to resolutions of disputed claims through reserves to be established) will distribute 580,000 shares of

                                METROCALL, INC.

     the HoldCo. new common stock, representing 58% of the total shares to be issued, to the allowed holders of general unsecured claims against Metrocall, Inc. (subject to ratable dilution for the issuance of restricted stock and options under a stock option plan to employees of OpCo. not to exceed 7%).

     The Bankruptcy Code requires, subject to certain exceptions, that our Plan be accepted by all impaired classes of claims and equity interests. Classes of claims that are not "impaired" under a plan are deemed to have accepted the plan and are not entitled to vote. Classes of claims and equity security interests that would receive no distribution or benefit under a plan are deemed to have rejected the plan and, likewise, are not entitled to vote. All other impaired class are entitled to vote on the plan. A class of claims accepts a plan if the holders of at least 66 2/3% in dollar amount and more than 50% in number of the allowed claims in that class that actually vote on the plan, vote to accept the plan. A class of equity interests accepts a plan if at least 66 2/3% of the allowed interests in that class that actually vote on the plan vote to accept the plan. Holders of claims or equity interests who fail to vote or who abstain will not be counted to determine the acceptance or rejection of the plan by any impaired class. Section 1129(b) of the Bankruptcy Code, commonly referred to as the "cram down" provision, permits confirmation of a plan of reorganization over the objection of one or more impaired classes under certain circumstances. We will seek Bankruptcy Court authority to "cram down" the existing preferred and common shareholders, who will receive no distributions under the Plan.

     On July 18, 2002, the Bankruptcy Court entered an order (1) approving the Disclosure Statement and scheduling a hearing for confirmation of the Plan, as may be further amended, and for approval of the assumption and/or rejection of executory contracts and unexpired leases, (2) establishing objection deadlines and procedures, and (3) approving forms of notice and solicitation procedures. The voting deadline is SEPTEMBER 4, 2002 AT 4:00 P.M., Eastern Time. The last day to file objections to confirmation of the Plan or to the proposed assumption, assignment and/or rejection of any executory contracts or unexpired leases has been scheduled for SEPTEMBER 5, 2002 AT 4:00 P.M., Eastern Time.

     Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, and any creditors or equity security holders of the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the effective date of the plan and substitutes the obligations specified under the confirmed plan. The hearing for confirmation of our Plan has been scheduled for on SEPTEMBER 12, 2002 AT 1:30 P.M., Eastern Time.

     A copy of the Plan and Disclosure Statement are attached hereto as Exhibits
99.2 and 99.3, respectively.

     The accompanying interim consolidated condensed financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

     Liabilities subject to compromise on the accompanying balance sheets refer to the liabilities of Metrocall incurred prior to the Petition Date that are with unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed on pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim,

                                METROCALL, INC.

implementation of the Plan of Reorganization, or other events. Liabilities subject to compromise consisted of the following as of June 30, 2002 (dollars in thousands):

Current maturities of long-term debt........................   $759,802
Accrued interest............................................    111,910
Accounts payable............................................     13,424
Deferred revenues...........................................     10,200
Other current liabilities...................................      2,048
                                                               --------
     Total liabilities subject to compromise................   $897,384
                                                               ========

     In order to record its debt instruments at the amount expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Petition Date, Metrocall wrote off the debt discount into reorganization expense. See
Note 4 for further detail of reorganization expense.

     Metrocall is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. As only the credit facility will have any principal recovery pursuant to the Plan of Reorganization, Metrocall recognized interest expense subsequent to the Petition Date only with respect to the loans under the credit facility.

     Metrocall obtained approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of certain critical vendors, cure payments under contracts assumed under the Bankruptcy Code, and certain other pre-petition claims. These amounts are included in the liabilities not subject to compromise section of the interim condensed consolidated balance sheets at June 30, 2002 to the extent they had not been paid.

     The confirmation of the plan of reorganization will result in our adopting fresh-start accounting in accordance with SOP 90-7 which will materially change the amounts and classifications reported in future consolidated financial statements.

2.  LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

Product Sourcing and Key Suppliers

     We do not manufacture any of the paging or messaging devices, infrastructure and other equipment used in our operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, we have historically limited the number of suppliers to achieve volume cost savings and, therefore, depend on such manufacturers to obtain sufficient inventory. We have purchased messaging devices primarily from Motorola, Inc. (Motorola) and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. (Glenayre). While both Motorola and Glenayre have announced that they will no longer sell the messaging equipment we use, we have taken measures to mitigate any risks to our business. We currently procure traditional paging devices through a number of alternative manufacturers and similarly expect that alternative sources for advanced messaging devices and network equipment will be secured in the foreseeable future. In the first quarter of 2002, we entered into a final purchase agreement with Motorola pursuant to which we prepaid Motorola for advanced messaging devices. We

                                METROCALL, INC.

believe that this purchase agreement has provided us with sufficient quantities of advanced messaging devices to meet our needs for the remainder of 2002.

     Motorola has licensed both its one-way and two-way technology and patent rights to multiple manufacturers. A current supply of one-way devices exists to fulfill its future business prospects. Two-way messaging devices are in development by multiple businesses and are expected to be available in the first quarter of 2003. We can make no assurances, however, that we will have a source for two-way devices of comparable quality or quantities that will be available beyond 2002.

     We currently receive maintenance and support services for our network infrastructure components from Glenayre through a support services contract which expires in April 2003 unless extended for an additional 12 months at our option. We expect that infrastructure and equipment components will continue to be available from other suppliers for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that we will not experience unexpected delays in obtaining equipment in the future.

     We offer our two-way messaging services using the Reflex25 protocol through an alliance agreement with Weblink, which expires in April 2006. Weblink filed for reorganization protection under Chapter 11 of the Bankruptcy Code in May 2001 and assumed this agreement in connection with such proceedings on October 1, 2001. As part of the Court assumption order, as amended, Weblink, provided that it is not in default at such time, may elect to terminate the alliance agreements with Metrocall if we have not obtained an order authorizing the assumption of the alliance agreements in Metrocall's Chapter 11 cases on or before April 30, 2002. On April 30, 2002, Weblink filed a motion in its bankruptcy cases seeking approval of an extension of the date by which Metrocall must assume the agreements to a date which is forty-five (45) days after a bankruptcy filing by Metrocall but not later than October 30, 2002. On July 11, 2002, the Bankruptcy Court approved our assumption of the alliance agreement.

"Right-Size" Restructuring Plan

     Our restructuring includes the completion of certain cost-cutting measures that we began earlier in 2002. We believe that our expense reduction efforts coupled with a customer base which provides for recurring revenues will allow us to generate levels of operating and free cash flows that would provide a basis for restructuring our debt obligations on our balance sheet and for an improvement in our financial condition and position. We adopted a new business plan at the beginning of 2002 which has reoriented our sales focus and operations around servicing our business and government customers. The new plan also reduces our cost structure to best match management's expectations of future revenues and operating and free cash flows.

     Metrocall's business objectives and operating strategy for the remainder of 2002 have included to-date, and will continue to focus on, maximizing operating and free cash flows. Key elements of this strategy include:

     - Subscriber retention efforts;

     - Cost containment and reduction; and

     - Advanced messaging.

     SUBSCRIBER RETENTION EFFORTS -- We expect that the demand for our traditional paging services and related revenues will continue to decrease during the remainder of 2002 and beyond. We still intend to direct our attention on the placement of traditional paging services but have shifted our sales emphasis by focusing sales and advertising resources on existing and potential business and government subscribers placed by our direct sales force. We believe these customers provide a higher ARPU and lower deactivation percentages than our other subscribers. We believe because of our more concentrated focus on

                                METROCALL, INC.

our direct business and government customers and the expected decrease in demand by subscribers, that we can reduce the number of our field service positions and de-emphasize and/or reduce certain direct sales channels such as our company-owned retail stores as well as certain indirect distribution channels, both of which have high subscriber churn statistics.

     As a result of our new business objectives and the de-emphasis of certain sales channels, we expect to reduce our selling and marketing work force by the end of 2002 by approximately 79 additional positions down to 709 at year end 2002 from 1,401 at the beginning of 2002. Metrocall began implementing these reductions in March 2002. As of June 30, 2002, we had reduced positions in this area by 613. We expect that many of these remaining reductions will occur through normal attrition.

     We have also revised our incentive commission plans for members of our sales force who are successful in retaining traditional subscribers. We will seek to maintain a close relationship with our existing customers by maintaining decentralized sales and marketing operations and by providing value-added services tailored to customers' needs.

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

     COST CONTAINMENT AND REDUCTION -- We believe we must further reduce our operating expenses in the last six months of 2002 to offset the expected continued reduction in our traditional paging subscriber base and a lower than anticipated growth rate for advanced messaging subscribers in 2002. We believe these reductions will be necessary to ensure that we will have the continued liquidity and resources to continue to provide our traditional and advanced messaging services. We believe we can further reduce our operating expenses without affecting our airtime or customer service because of further centralization of customer service functions and the lower number of subscribers receiving services. Such containment and reduction initiatives are expected to include:

     - Continued rationalization of network operations;

     - Consolidation of call center services;

     - Consolidation of billing platforms; and

     - Other initiatives.

     Continued rationalization of network operations -- We expect to further rationalize our network operations as we continue to migrate subscribers from under-utilized frequencies. During 2002, we expect to deconstruct at least 224 transmitters and implement other telecommunication savings initiatives. As of June 30, 2002, we deconstructed 211 transmitters and achieved telecommunication expense reductions of approximately $1.8 million on an annual basis.

     Consolidation of call center services -- At December 31, 2001, we had three call centers in operation and numerous field operation centers that handled customer service requirements. In early 2002, we consolidated two of the call centers into one larger call center in Pensacola, Florida.

     Consolidation of billing platforms -- We currently operate three separate billing platforms. During 2002, we will convert two of these platforms into our largest system, providing for a consolidated, more efficient billing platform covering all of our operations. In mid-June 2002, we completed the conversion of one platform and expect to complete the conversion of the second platform in October 2002. The conversion of each of these systems will result in reductions in licensing fees, MIS support, field service

                                METROCALL, INC.

costs and other incidental expenses. We believe these conversions will permit us to more effectively manage our customer base and provide customer service support.

     Other initiatives -- Due to the reduction in our subscriber base, we believe we will be able to reduce positions in general, administrative and overhead support functions. Although we will focus on subscriber retention and placements in our traditional operations, we believe that the focus of these efforts will be on direct customer placements rather than in indirect channels. In addition, given the expected overall reduction in traditional subscribers, we do not believe we will be required to employ the same number of employees as we would in a growth mode. We also believe that this work force reduction is possible given our management information systems, recent upgrades to our customer service operations and the reduction in the subscriber base which has resulted in a decrease in staffing requirements of our billing and collections departments, inventory, and customer service areas and as such, expect no impact on provisioning of airtime or customer services.

     Overall, we expect to reduce our workforce by an annual total of approximately 962 positions by the end of 2002. As of June 30, 2002, approximately 792 reductions had occurred. Metrocall estimates severance and other cash payouts to affected employees will equal up to $5.0 million of which approximately $3.5 million was paid by June 30, 2002. Metrocall will seek to take all measures necessary to maintain the morale of its employees and to preserve the core of remaining employees that will be essential to Metrocall's reorganization efforts.

     There can be no assurances that we will achieve the desired savings as a result of these initiatives.

     ADVANCED MESSAGING -- Metrocall offers advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. Since December 31, 2000, we have added approximately 115,096 net subscribers to these services; the majority of these subscribers rent their advanced messaging devices from Metrocall for periods of up to or greater than 12 months. Under the terms of the rental agreements with these customers, we receive monthly rental revenue for each unit and do not expect to recover the device acquisition cost for a period of up to 8 months following its placement. During the remainder of 2002, we expect to focus on the sale of advanced messaging devices and to substantially limit the number of subscribers to which we offer leased products. As a result, we do not expect to achieve the subscriber growth percentages we had experienced in 2000 and 2001 but expect to substantially reduce the amount of capital expenditures we incur.

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

     Our deteriorating financial results and lack of additional liquidity indicate that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors, including, but not limited to, our ability to (i) generate sufficient cash flows to meet our obligations, on a timely basis, (ii) implement our reorganization plans, (iii) continue to obtain uninterrupted supplies and services from our vendors, (iv) retain employees, and (v) reduce capital expenditures and operating expenses.

     We are also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, government regulation and subscriber turnover.

                                METROCALL, INC.

3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     In addition to Metrocall, Inc., the accompanying consolidated financial statements include the accounts of Metrocall's wholly owned operating subsidiaries: McCaw RCC Communications, Inc., Advanced Nationwide Messaging Corporation, Inc., Mobilfone Service LP, Metrocall Ventures, Inc. which holds a 61% interest in Beacon Peak Associates Ltd. (Beacon Peak) and other limited partnership or LLC interests; and Metrocall USA, Inc., a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission (the FCC) and other intellectual property.

     All significant inter-company transactions have been eliminated in consolidation.

Revenue Recognition

     We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. We bundle the sale of two-way paging equipment with the related service and recognize the revenue and related cost of sales over the expected customer relationship, which we estimate is one year.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                              YEARS
                                                              -----
Buildings and leasehold improvements........................  10-31
Furniture and office equipment..............................  5-10
Vehicles....................................................   3-5
Subscriber paging equipment.................................    2
Transmission and plant equipment............................  5-12

     New pagers and advanced messaging devices are depreciated using the half-year convention upon acquisition. Betterments to acquired pagers and the net book value of lost pagers are immediately charged to depreciation expense. Subscriber equipment sold is recorded in the consolidated statements of operations at net book value at the date of sale. Devices leased to customers under operating leases continue to be depreciated over their remaining useful lives.

Long-lived Assets

     Long-lived assets to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Based on our review at June 30, 2002, we believe that no permanent impairment in the carrying value of long-lived assets existed at June 30, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Adoption of SFAS No. 142

                                METROCALL, INC.

had no impact to the company's results from operations as all goodwill and intangible assets were written off during 2001 through impairment charges.

     The following table provides a reconciliation from reported net loss to net loss adjusted to exclude goodwill amortization expense (dollars in thousands):

                                                    THREE                           THREE
                                                   MONTHS        SIX MONTHS        MONTHS        SIX MONTHS
                                                    ENDED           ENDED           ENDED           ENDED
                                                JUNE 30, 2001   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2002
                                                -------------   -------------   -------------   -------------
Net loss......................................    $(349,108)      $(406,352)      $(15,996)       $(45,188)
Amortization of goodwill......................        4,217           8,429             --              --
                                                  ---------       ---------       --------        --------
Pro-forma net loss............................    $(344,891)      $(397,923)      $(15,996)       $(45,188)
                                                  =========       =========       ========        ========

     During the three months ended June 30, 2001, we reviewed the carrying value of our long-lived assets for impairment. As a result, during the three months ended June 30, 2001, we wrote down the carrying value of our long-lived assets by approximately $279.7 million to their estimated fair value based on the analysis. The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying interim condensed statements of operations for the three and six months ended June 30, 2001. The amount of the write down affected the carrying value of the following assets, which were acquired through mergers and acquisitions of traditional paging customers and businesses (dollars in thousands):

                                                              AMOUNT OF    ADJUSTED BASIS
DESCRIPTION                                                   WRITE DOWN   JUNE 30, 2001
-----------                                                   ----------   --------------
Goodwill....................................................   $107,007       $     --
FCC Licenses................................................    172,698         17,686
                                                               --------       --------
                                                               $279,705       $ 17,686

Segment Reporting

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 changed the way companies report selected segment information in financial statements. Metrocall operates in one reportable segment.

4.  REORGANIZATION AND RESTRUCTURING EXPENSES

     Reorganization expense in the accompanying interim condensed consolidated statements of operations for the three and six months ended June 30, 2002 consist of the following (dollars in thousands):

                                                                  THREE
                                                                 MONTHS        SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 2002   JUNE 30, 2002
                                                              -------------   -------------
Professional fees...........................................     $2,144          $ 3,773
Accelerated amortization of debt discount...................      1,016            1,016
Severance...................................................       (202)           3,038
Facility lease exit costs...................................       (501)           4,728
                                                                 ------          -------
Total reorganization expense................................     $2,547          $12,555
                                                                 ======          =======
Accretion of preferred stock to liquidation Preference......     $4,715          $ 4,715
                                                                 ======          =======

                                METROCALL, INC.

     For the three and six months ended June 30, 2002, $6.0 million and $7.1 million was paid for reorganization expenses, respectively.

5.  CONTINGENCIES

Legal and Regulatory Matters

     Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Metrocall's financial position or results of operations.

     In November 1998, Electronic Tracking Systems Pty Limited (ETS), an Australian company, commenced a proceeding against ProNet Inc. (ProNet) (of which Metrocall is the successor) before the Industrial Relations Commission of New South Wales, Australia. ETS alleged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks damages in the amount of $33 million (Australian) (approximately US $17 million at current exchange rates), as well as declaratory and other relief. Metrocall had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Relations Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. We sought, but were denied, permission to appeal this order to the High Court of Australia. We have moved the Industrial Relations Commission to stay this litigation in light of the automatic stay granted by the Bankruptcy Court in connection with our reorganization proceedings. While the outcome is uncertain, we believe the claim is without merit.

     In November 2001, we commenced an arbitration proceeding before the American Arbitration Association pursuant to the contract between ProNet and ETS seeking a declaration that ProNet did not breach the agreement and that Metrocall has no liability to ETS. If successful, we will argue that this arbitral determination, and not any adjudication by the Industrial Relations Commission of New South Wales, determines the rights of the parties in the United States and everywhere else in the world except Australia. To assure its continued right to arbitrate, we obtained a permanent injunction from a Texas state court enjoining ETS and its principal from taking any actions to try to enjoin or interfere with the AAA arbitration commenced by us.

     Spectrum Management, L.L.C. (Spectrum) had asserted a claim against us alleging breaches of the contract under which we sold to Spectrum the electronic tracking business that we had previously acquired from ProNet, Inc. We settled this matter with Spectrum in July 2002 without adverse impact to our financial statements. The settlement is subject to Bankruptcy Court approval, which is being sought.

     We have filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints alleged that these local telephone companies are unlawfully charging for local transport of the telephone companies' local traffic. We petitioned the FCC to rule that these local transport charges are unlawful and to award us a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. On May 31, 2000, the FCC adopted a Memorandum, Opinion and Order granting most of the relief requested by us; that decision was upheld by U.S. Court of Appeals for the D.C. Circuit. We have settled our damages claims with some of these defendants, and are in settlement discussions with the remaining defendants. We have filed a similar complaint with the FCC against a small, independent local telephone company, alleging that this telephone company had been imposing illegal interconnection charges on us. We petitioned the FCC to order the telephone company to reimburse payments that we

                                METROCALL, INC.

made to the telephone company respecting the illegal charges. On February 8, 2002, the FCC issued a Memorandum Opinion and Order, wherein it found the telephone company liable to us. The FCC permitted us to file a supplemental complaint, to seek monetary damages against the telephone company. We are currently engaged in settlement discussions with this telephone company. There are no other litigation matters pending before the FCC at this time which involve us and that would have any material impact on our business.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (effective July 1, 2001), and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets with indeterminate lives will no longer be amortized but instead will be subject to periodic impairment testing. These pronouncements, other than the disclosure requirements of SFAS No. 142, had no impact on our financial statements.

     On August 16, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. The capitalized cost is then depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS 143 is not expected to have an impact on our financial statements.

     On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002). that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured on a net realizable value basis and will not include amounts for future operating losses. The statement also broadens the reporting requirements for discontinued operations to include disposal transactions of all components of an entity (rather than segments of a business). The adoption of SFAS 144 had no impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", now will be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and thus SFAS No. 64 is no longer necessary because SFAS No. 4 has been rescinded. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Any gain or loss that we had classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified.

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

                           FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

     - our ability to implement our new business strategies including the ability to successfully implement our plan of reorganization under Chapter 11;

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

OVERVIEW

     We are a leading provider of local, regional and national one-way or "traditional" paging and two-way or "advanced wireless data and messaging" services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, our subscriber base has increased from less than 250,000 to a high of 6.3 million as of June 30, 2001 and is presently
4.5 million, including approximately 220,000 subscribers receiving advanced data and messaging services. This growth was achieved through a combination of internal growth and a program of mergers and acquisitions. As of June 30, 2002, we were the second largest messaging company in the United States based on the number of subscribers.

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

Voluntary Chapter 11 Filing

     On May 23, 2002, Metrocall (other than Metrocall Ventures, Inc.) executed Lock-Up Agreements with eight out of the nine lenders holding in the aggregate in excess of 89% of the claims under our senior secured credit facility (e.g., $133 million of principal) and each member of the ad hoc committee representing holders of our senior subordinated notes representing approximately 67% of the total outstanding unsecured public noteholder claims (e.g., $627 million of principal). The Lock-Up Agreements, among other things, provide for and require the senior lenders and the ad hoc noteholder committee members to support and vote for the plan of reorganization described below.

     On June 3, 2002, Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA, Inc., Advanced Nationwide Messaging Corporation Inc.
(ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone) filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code for the District of Delaware and is presently operating its businesses as debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). The chapter 11 cases are being jointly administered for procedural purposes only before the Bankruptcy Court under the docket of Metrocall, Inc. Case No. 02-11579. We have continued to manage and operate our assets and businesses pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Metrocall Ventures, Inc. (Ventures), one of our subsidiaries, did not file a voluntary petition and is not a party to the chapter 11 proceedings.

     Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under chapter 11. Also, the debtors may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

     On June 17, 2002, an official committee of unsecured creditors was appointed by U.S. Trustee consisting of The Bank of New York, HSBC Bank USA, and Product Support Services, Inc. This official committee has the right to be heard on all matters that come before the Bankruptcy Court and has recommended to all unsecured creditors that they support and vote for the plan of reorganization described below.

     As part of our chapter 11 case, Metrocall will routinely file pleadings, documents and reports with the Bankruptcy Court which may contain updated, additional or more detailed information about us, our assets and liabilities or financial performance. Copies of the filings in our chapter 11 case are available during regular business hours at the office of the Clerk of the Bankruptcy Court or at the Bankruptcy Court's internet site at: http://www.deb.uscourts.gov or Bankruptcy Management Corporation's internet site at: http://www.bmccorp.net/metrocall.

     Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. On June 3, 2002, we filed with the Bankruptcy Court our Proposed Joint Plan of Reorganization and Disclosure Statement. On June 17, 2002, we filed our First Amended Proposed Joint Plan of Reorganization and, on June 18, 2002, our First Amended Disclosure Statement. Subsequently, on July 18, 2002, we submitted our Second Proposed Joint Plan of Reorganization (the "Plan") and Proposed Second Amended Disclosure Statement (the "Disclosure Statement"). Plan Supplements were filed on July 3rd, July 18th, July 25th and August 1st, 2002. The Plan provides for separate classes of claims and interests for creditors and equity holders of each of the Debtors. In addition as part of its Plan, Metrocall will implement a corporate restructuring intended to consolidate operations and preserve the maximum value of the reorganized entities. Our restructuring includes the implementation or completion of certain cost cutting measures including a reduction in work force and elimination of certain redundancies in operations, such as the closing and/or consolidation of certain office, retail and operational facilities, much of which has been completed already.

     The consolidation of our operations shall include the following:

          (i) On or immediately prior to the date that the Plan is effective, each of ANMC, MSI and Mobilfone will consolidate with and into McCaw and all assets and liabilities of these companies will be conveyed to McCaw.

          (ii) Immediately following the consolidation described above Metrocall, Inc. will contribute all right, title and interest in all of its assets to McCaw other than (a) certain intellectual property to be conveyed to the license subsidiary, Metrocall USA, (b) a sufficient amount of cash to pay claims and to administer the Metrocall, Inc. estate and (c) its ownership interest in Inciscent, Metrocall USA or Ventures. These assets shall be contributed subject to all existing liens in place at that time. McCaw will simultaneously assume all of the underlying obligations (including cure costs, if any) directly attributable to these assets;

          (iii) Concurrently with the contributions by Metrocall, Inc. to McCaw, Metrocall, Inc. will contribute certain intellectual property (including trademarks, trade names, and copyrights) to Metrocall USA. Immediately thereafter, Metrocall USA will enter into a license agreement with McCaw for the use of the FCC licenses and other intellectual property; and

          (iv) Metrocall, Inc., McCaw and Metrocall USA will then each reorganize and continue in operations. Following the mergers and capital contributions described above, McCaw and Metrocall USA shall each reincorporate under the laws of the State of Delaware with amended and restated certificates of incorporation and by-laws.

     The reorganized and reincorporated entities will be Metrocall Holdings, Inc. (hereinafter referred to as HoldCo., formerly named Metrocall, Inc.), Metrocall, Inc. (hereinafter referred to OpCo., formerly named McCaw) and Metrocall USA, Inc. (hereinafter referred to as LicenseCo.), respectively. HoldCo., LicenseCo. and OpCo. shall be governed by the laws of the State of Delaware and shall each continue to maintain their respective separate corporate existence with all its rights, privileges, immunities, powers and franchises.

     Immediately thereafter, distributions to creditors and equity interests of the applicable debtors will commence and will include, among other distributions:

          (i) The execution by OpCo. of a new $60.0 million senior secured note and the related loan and security agreements in favor of the senior lenders under our existing pre-petition senior secured credit facility in accordance with the Plan. OpCo. shall be the direct borrower of the senior lenders as a result of the reorganization described above while LicenseCo together with HoldCo. and Ventures will each guaranty the senior secured note. The guaranty of HoldCo. shall be secured by a pledge of its stock and ownership interests in LicenseCo., as well as a pledge of its stock and ownership interests in OpCo., Ventures and Inciscent, Inc.

          (ii) The execution by HoldCo. of $20.0 million secured PIK notes and related loan and security agreements in favor of the senior lenders in accordance with Metrocall's Plan. LicenseCo. and Ventures shall each guaranty the secured PIK notes;

          (iii) OpCo., on the Effective Date, or as soon as practicable thereafter, will pay all holders of allowed general unsecured claims against any of the consolidated operating subsidiaries 100% of such allowed claims in cash or pursuant to any other such arrangement as may be agreed to between the parties;

          (iv) Cash distributions to holders of allowed tax priority claims, administrative claims and convenience claims;

          (v) HoldCo., on the date that the Plan is effective, or as soon as practicable thereafter, will distribute 5,300,000 shares of new preferred stock, representing 88.3% of the preferred stock to be issued and $53.0 million of the total $60.0 million initial liquidation preference to holders of the allowed claims of the senior lenders;

          (vi) HoldCo. beginning on the date that the Plan is effective, and through interim distributions thereafter (to give effect to resolutions of disputed claims through reserves to be established), will distribute 530,000 shares of the new preferred stock, representing 8.3% of the preferred stock to be issued and $5.0 million of the $60.0 million initial liquidation preference to the holders of allowed general unsecured claims against Metrocall, Inc.;

          (vii) HoldCo. will issue the remaining 3.34% of the new preferred stock, or 200,000 shares, representing $2.0 million of the $60.0 million initial liquidation preference for distribution to the Metrocall's senior executives in connection with their respective new employment agreements with HoldCo. and OpCo; and

          (viii) HoldCo. will distribute 420,000 shares of the HoldCo. new common stock, representing 42% of the shares to be issued to the allowed claims of the senior lenders (subject to ratable dilution for the issuance of restricted stock and options under a stock option plan to employees of OpCo. not to exceed 7%) and on the Effective Date and through interim distributions thereafter (to give effect to resolutions of disputed claims through reserves to be established) will distribute 580,000 shares of the HoldCo. new common stock, representing 58% of the total shares to be issued, to the allowed holders of general unsecured claims against Metrocall, Inc. (subject to ratable dilution for the issuance of restricted stock and options under a stock option plan to employees of OpCo. not to exceed 7%).

     The Bankruptcy Code requires, subject to certain exceptions, that our Plan be accepted by all impaired classes of claims and equity interests. Classes of claims that are not "impaired" under a plan are deemed to have accepted the plan and are not entitled to vote. Classes of claims and equity security interests that would receive no distribution or benefit under a plan are deemed to have rejected the plan and, likewise, are not entitled to vote. All other impaired class are entitled to vote on the plan. A class of claims accepts a plan if the holders of at least 66 2/3% in dollar amount and more than 50% in number of the allowed claims in that class that actually vote on the plan, vote to accept the plan. A class of equity interests accepts a plan if at least 66 2/3% of the allowed interests in that class that actually vote on the plan vote to accept the plan. Holders of claims or equity interests who fail to vote or who abstain will not be counted to determine the acceptance or rejection of the plan by any impaired class. Section 1129(b) of the Bankruptcy Code, commonly referred to as the "cram down" provision, permits confirmation of a plan of reorganization over the objection of one or more impaired classes under certain circumstances. We will seek Bankruptcy Court authority to "cram down" its existing preferred and common shareholders, who will receive no distributions under the Plan.

     On July 18, 2002, the Bankruptcy Court entered an order (1) approving the Disclosure Statement and scheduling a hearing for confirmation of the Plan, as may be further amended, and for approval of the assumption and/or rejection of executory contracts and unexpired leases, (2) establishing objection deadlines and procedures, and (3) approving forms of notice and solicitation procedures. The voting deadline is SEPTEMBER 4, 2002 AT 4:00 P.M., Eastern Time. The last day to file objections to confirmation of the Plan or to the proposed assumption, assignment and/or rejection of any executory contracts or unexpired leases has been scheduled for SEPTEMBER 5, 2002 AT 4:00 P.M., Eastern Time.

     Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, and any creditors or equity security holders of the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the effective date of the plan and substitutes the obligations specified under the confirmed plan. The hearing for confirmation of our Plan has been scheduled for on SEPTEMBER 12, 2002 AT 1:30 P.M., Eastern Time.

     A copy of the Plan and Disclosure Statement are attached hereto as Exhibits
99.2 and 99.3, respectively.

Product Sourcing and Key Suppliers

     We do not manufacture any of the paging or messaging devices, infrastructure and other equipment used in our operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, we have historically limited the number of suppliers to achieve volume cost savings and, therefore, depend on such manufacturers to obtain sufficient inventory. We have purchased messaging devices primarily from Motorola, Inc. (Motorola) and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. (Glenayre). While both Motorola and Glenayre have announced that they will no longer sell the messaging equipment we use, we have taken measures to mitigate any risks to our business. We currently procure traditional paging devices through a number of alternative manufacturers and similarly expect that alternative sources for advanced messaging devices and network equipment will be secured in the foreseeable future. In the first quarter of 2002, we entered into a final purchase agreement with Motorola pursuant to which we prepaid Motorola for advanced messaging devices. We believe that this purchase agreement has provided us with sufficient quantities of advanced messaging devices to meet our needs for the remainder of 2002.

     Motorola has licensed both its one-way and two-way technology and patent rights to multiple manufacturers. A current supply of one-way devices exists to fulfill its future business prospects. Two-way messaging devices are in development by multiple businesses and are expected to be available in the first quarter of 2003. We can make no assurances, however, that we will have a source for two-way devices of comparable quality or quantities that will be available beyond 2002.

     We currently receive maintenance and support services for our network infrastructure components from Glenayre through a support services contract which expires in April 2003 unless extended for an additional 12 months at our option. We expect that infrastructure and equipment components will continue to be available from other suppliers for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that we will not experience unexpected delays in obtaining equipment in the future.

     We offer our two-way messaging services using the Reflex25 protocol through an alliance agreement with Weblink, which expires in April 2006. Weblink filed for reorganization protection under Chapter 11 of the Bankruptcy Code in May 2001 and assumed this agreement in connection with such proceedings on October 1, 2001. As part of the Court assumption order, as amended, Weblink, provided that it is not in default at such time, may elect to terminate the alliance agreements with Metrocall if we have not obtained an order authorizing the assumption of the alliance agreements in Metrocall's Chapter 11 cases on or before April 30, 2002. On April 30, 2002, Weblink filed a motion in its bankruptcy cases seeking approval of an extension of the date by which Metrocall must assume the agreements to a date which is forty-five (45) days after a bankruptcy filing by Metrocall but not later than October 30, 2002. On July 11, 2002, the Bankruptcy Court approved our assumption of this agreement.

"Right-Size" Restructuring Plan

     Our restructuring includes the completion of certain cost-cutting measures that we began earlier in 2002. We believe that our expense reduction efforts coupled with a customer base which provides for recurring revenues will allow us to generate levels of operating and free cash flows that would provide a basis for restructuring our debt obligations on our balance sheet and for an improvement in our financial condition and position. We adopted a new business plan at the beginning of 2002 which has reoriented our sales focus and operations around servicing our direct business and government customers. The new plan also reduces our cost structure to best match management's expectations of future revenues and operating and free cash flows.

     Metrocall's business objectives and operating strategy for the remainder of 2002 have included to-date, and will continue to focus on, maximizing operating and free cash flows. Key elements of this strategy include:

     - Subscriber retention efforts;

     - Cost containment and reduction; and

     - Advanced messaging.

     SUBSCRIBER RETENTION EFFORTS -- We expect that the demand for our traditional paging services and related revenues will continue to decrease during the remainder of 2002 and beyond. We still intend to focus our attention on the placement of traditional paging services but have shifted our sales emphasis by focusing sales and advertising resources on existing and potential business and government subscribers placed by our direct sales force. We believe these customers provide a higher ARPU and lower deactivation percentages than our other subscribers. We believe because of our more concentrated focus on our direct business and government customers and the expected decrease in demand by subscribers, that we can reduce the number of our field service positions and de-emphasize and/or reduce certain direct sales channels such as our company-owned retail stores as well as certain indirect distribution channels, both of which have high subscriber churn statistics.

     As a result of our new business objectives and the de-emphasis of certain sales channels, we expect to reduce our selling and marketing work force by the end of 2002 by approximately 79 additional positions, down to 709 at year end 2002 from 1,401 at the beginning of 2002. Metrocall began implementing these reductions in March 2002. As of June 30, 2002, we had reduced positions in this area by 613. We expect that many of these remaining reductions will occur through normal attrition.

     We have also revised our incentive commission plans for members of our sales force who are successful in retaining traditional subscribers. We will seek to maintain a close relationship with our existing customers by maintaining decentralized sales and marketing operations and by providing value-added services tailored to customers' needs.

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

     COST CONTAINMENT AND REDUCTION -- We believe we must further reduce our operating expenses in the last six months of 2002 to offset the expected continued reduction in our traditional paging subscriber base and a lower than anticipated growth rate for advanced messaging subscribers in 2002. We believe these reductions will be necessary to ensure that we will have the continued liquidity and resources to continue to provide our traditional and advanced messaging services. We believe we can further reduce our operating expenses without affecting our airtime or customer service because of further centralization of customer service functions and the lower number of subscribers receiving services. Such containment and reduction initiatives are expected to include:

     - Continued rationalization of network operations;

     - Consolidation of call center services;

     - Consolidation of billing platforms; and

     - Other initiatives.

     Continued rationalization of network operations -- We expect to further rationalize our network operations as we continue to migrate subscribers from under-utilized frequencies. During 2002, we expect to deconstruct at least 224 transmitters and implement other telecommunication savings initiatives. As of

June 30, 2002, we deconstructed 211 transmitters and achieved telecommunication expense reductions of approximately $1.8 million on an annual basis.

     Consolidation of call center services -- At December 31, 2001, we had three call centers in operation and numerous field operation centers that handled customer service requirements. In early 2002, we consolidated two of the call centers into one larger call center in Pensacola, Florida.

     Consolidation of billing platforms -- We currently operate three separate billing platforms. During 2002, we will convert two of these platforms into our largest system, providing for a consolidated, more efficient billing platform covering all of our operations. In mid-June 2002, we completed the conversion of one platform and expect to complete the conversion of the second platform in October 2002. The conversion of each of these systems will result in reductions in licensing fees, MIS support, field customer service costs and other incidental expenses. We believe these conversions will permit us to more effectively manage our customer base and provide customer service support.

     Other initiatives -- Due to the reduction in our subscriber base, we believe we will be able to reduce positions in general, administrative and overhead support functions. Although we will focus on subscriber retention and placements in our traditional operations, we believe that the focus of these efforts will be on direct customer placements rather than in indirect channels. In addition, given the expected overall reduction in traditional subscribers, we do not believe we will be required to employ the same number of employees as we would in a growth mode. We also believe that this work force reduction is possible given our management information systems, recent upgrades to our customer service operations and the reduction in the subscriber base which has resulted in a decrease in staffing requirements of our billing and collections departments, inventory, and customer service areas and as such, expect no impact on provisioning of airtime or customer services.

     Overall, we expect to reduce our workforce by an annual total of approximately 962 positions by the end of 2002. As of June 30, 2002, approximately 792 reductions had occurred. Metrocall estimates severance and other cash payouts to affected employees will equal up to $5.0 million of which approximately $3.5 million was paid by June 30, 2002. We will seek to take all measures necessary to maintain the morale of our employees and to preserve the core of remaining employees that will be essential to Metrocall's reorganization efforts.

     There can be no assurances that we will achieve the desired savings as a result of these initiatives.

     ADVANCED MESSAGING -- Metrocall offers advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. Since December 31, 2000, we have added approximately 115,096 net subscribers to these services; the majority of these subscribers rent their advanced messaging devices from Metrocall for periods of up to or greater than 12 months. Under the terms of the rental agreements with these customers, we receive monthly rental revenue for each unit and do not expect to recover the device acquisition cost for a period of up to 8 months following its placement. During the remainder of 2002, we expect to focus on the sale of advanced messaging devices and to substantially limit the number of subscribers to which we offer leased products. As a result, we do not expect to achieve the subscriber growth percentages we had experienced in 2000 and 2001 but expect to substantially reduce the amount of capital expenditures we incur.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our present financial condition and lack of borrowing ability indicate uncertainty as to whether we will be able to continue as a going concern. Our ability to continue as a going concern is dependent upon several factors, including, but not limited to our ability to (i) generate sufficient cash flows to meet our obligations, on a timely basis; (ii) implement our reorganization plan; (iii) continue to obtain uninterrupted supplies and services from our vendors; (iv) retain employees, and (v) reduce capital expenditures and operating expenses.

     Our liquidity is directly influenced by our free cash flow position. Since our March 15, 2001 announcement that we would suspend payments of interest on our senior subordinated notes, we have reduced our operating expense and capital expenditure requirements and, together with this suspension of interest payments on our senior subordinated notes, have achieved a positive free cash flow position meaning borrowings or other financings were not required to support operations or debt service requirements. Our continued operations and our ability to implement a reorganization in which additional borrowings are not required to support operations are key to our plan of reorganization. As described herein, we expect to further reduce our operating expenses and capital expenditures in 2002.

     Our liquidity position is also influenced by the timing of accounts receivable collections and disbursements to vendors and employees. We invoice approximately 85% of our customers monthly in advance of providing our services and our days receivables outstanding averaged 35 days. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunication providers and facility and site landlords are made on a monthly basis. We have customary trade terms with most of our vendors. In light of Metrocall's financial circumstances, in several instances where alternative sources of procurement were not available, several vendors have required us to pay for goods and services in advance. For instance, Metrocall was required to pay to Motorola in February 2002, as a result of Motorola's election to discontinue this segment of its business. We believed this pre-payment for equipment was necessary to ensure adequate availability of advanced messaging equipment for the remainder of 2002.

     Cash and cash equivalents balances were approximately $33.1 million and $40.0 million at June 30, 2002 and August 9, 2002, respectively. We believe that these balances plus cash expected to be generated from operations, will be sufficient to meet our financial obligations and to fund capital expenditure requirements during the remainder of 2002, except for payments of interest on its senior subordinated notes. As discussed above in "Voluntary Chapter 11 Filing" we are in process of restructuring our outstanding indebtedness. We believe that our cash flow will be adequate to fund our operations in the chapter 11 proceeding without additional borrowings.

  CASH FLOWS

     For the six months ended June 30, 2002, net cash provided by operating activities increased by approximately $17.0 million from $17.6 million for the six months ended June 30, 2001 to $34.6 million for the six months ended June 30, 2002. The increase in cash provided by operating activities was primarily the result of an increase in accounts payable, an increase in accrued interest, and a reduction in deferred revenues.

     Net cash used in investing activities decreased approximately $11.6 million from $36.8 million for the six months ended June 30, 2001 to $25.2 million for the six months ended June 30, 2002. The decrease in net cash used for investing activities was primarily the result of a decrease in the purchase of subscriber equipment. Capital expenditures were approximately $37.3 million and $25.7 million for the six-months ended June 30, 2001 and 2002, respectively. Capital expenditures for the six months ended June 30, 2001 included approximately $32.5 million for subscriber equipment, representing increases in wireless devices on hand and net increases and betterments to the rental subscriber base, while subscriber equipment purchases for the six months ended June 30, 2002 were approximately $22.2 million. The balance of capital expenditures included $2.5 million for information systems and computer related equipment, $0.6 million for network construction and development and $0.4 million for general purchases including leasehold improvements and office equipment.

     Estimated capital expenditures for the remainder of 2002 are approximately $16.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. Metrocall expects that its capital expenditures for the year ending December 31, 2002, will be financed through operating cash flow. Projected capital expenditures are subject to change based on operation results, general business and economic conditions and competitive pressures. Future cash requirements include investment in subscriber equipment and network infrastructure.

     Net cash used by financing activities decreased approximately $0.1 million from $0.5 million for the six months ended June 30, 2001 to $0.4 million for the six months ended June 30, 2002. Metrocall has not been able to draw on its credit facility or raise additional cash proceeds through the equity markets. Future cash requirements include debt service costs, primarily interest.

  TOTAL DEBT

     At June 30, 2002, we had senior secured borrowings outstanding under the credit facility of $133.0 million and aggregate principal amount of unsecured senior subordinated notes of approximately $626.8 million, which are included in Current liabilities subject to compromise on the accompanying Condensed Consolidated Balance Sheet.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

REVENUES

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's

Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended June 30, 2001 and 2002.

                         CONSOLIDATED PAGING OPERATIONS

                                        JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                          2001      REVENUES      2002      REVENUES   (DECREASE)
                                       ----------   --------   ----------   --------   -----------
REVENUES
Service, rent and maintenance........  $  116,806     96.8     $   98,724     97.9     $   (18,082)
Product sales........................      10,474      8.7          7,760      7.7          (2,714)
                                       ----------    -----     ----------    -----     -----------
Total revenues.......................     127,280    105.5        106,484    105.6         (20,795)
Net book value of products sold......      (6,605)    (5.5)        (5,650)    (5.6)            955
                                       ----------    -----     ----------    -----     -----------
Net revenues.........................  $  120,675    100.0     $  100,834    100.0     $   (19,841)
                                       ==========    =====     ==========    =====     ===========
ARPU.................................       $6.29                   $6.84                   ($0.55)
Number of subscribers................   6,269,283               4,626,030               (1,643,253)

                         TRADITIONAL PAGING OPERATIONS

                                        JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                          2001      REVENUES      2002      REVENUES   (DECREASE)
                                       ----------   --------   ----------   --------   -----------
REVENUES
Service, rent and maintenance........  $  105,526     95.5     $   83,778     96.9     $   (21,748)
Product sales........................       9,173      8.3          5,562      6.4          (3,611)
                                       ----------    -----     ----------    -----     -----------
Total revenues.......................     114,699    103.8         89,340    103.3         (25,359)
Net book value of products sold......      (4,244)    (3.8)        (2,854)    (3.3)          1,390
                                       ----------    -----     ----------    -----     -----------
Net revenues.........................  $  110,455    100.0     $   86,486    100.0     $   (23,969)
                                       ==========    =====     ==========    =====     ===========
ARPU.................................       $5.86                   $6.09                    $0.23)
Number of subscribers................   6,067,603               4,405,751               (1,661,852)

     Traditional paging service, rent and maintenance revenues decreased approximately $21.7 million from $105.5 million for the three months ended June 30, 2001 ("2001") to $83.8 million for the three months ended June 30, 2002 ("2002"). Over the past several months, traditional units in service have decreased in both the direct and indirect distribution channels. From June 30, 2001, direct distribution channel subscribers have decreased 446,708 as a result of subscriber conversions to Metrocall's advanced messaging services and cancellations. From June 30, 2001, indirect distribution subscribers, mainly in Metrocall's reseller and strategic alliance channels, have decreased by 1,215,144 units. The decrease in the number of indirect subscribers was mainly the result of a decrease in demand for traditional paging products in the reseller channel and our desire to increase the average monthly revenue per unit
(ARPU) in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base, ARPU for the three months ended June 30, 2002 increased by $0.23 to $6.09 from June 30, 2001.

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

     Product sales from traditional operations decreased approximately $3.6 million from $9.2 million in 2001 to $5.6 million in 2002 and decreased as a percentage of net revenues from 8.3% in 2001 to 6.4% in 2002. Net book value of products sold decreased approximately $1.4 million from $4.2 million in 2001 to

$2.8 million in 2002 and decreased as a percentage of net revenues from 3.8% in 2001 to 3.3% in 2002. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2002.

                         ADVANCED MESSAGING OPERATIONS

                                        JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                          2001      REVENUES      2002      REVENUES   (DECREASE)
                                       ----------   --------   ----------   --------   -----------
REVENUES
Service, rent and maintenance........  $   11,280    110.4     $   14,946    104.1     $     3,666
Product sales........................       1,301     12.7          2,198     15.3             897
                                       ----------    -----     ----------    -----     -----------
Total revenues.......................      12,581    123.1         17,144    119.4           4,563
Net book value of products sold......      (2,361)   (23.1)        (2,796)   (19.4)           (435)
                                       ----------    -----     ----------    -----     -----------
Net revenues.........................  $   10,220    100.0     $   14,348    100.0     $     4,128
                                       ==========    =====     ==========    =====     ===========
ARPU.................................      $20.52                  $22.01                    $1.49
Number of subscribers................     201,680                 220,279                   18,599

     Advanced messaging service, rent and maintenance revenues increased $3.7 million to approximately $14.9 million in 2002. The increase in service, rent and maintenance revenues was the result of the placement of 18,599 additional units since June 30, 2001, primarily two-way messaging devices. We launched our two-way messaging services in late March 2000, and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way and 1.75-way messaging devices through this time. We expect that our advanced messaging service, rent and maintenance revenues will continue to increase gradually during the remainder of 2002 if our financial resources are adequate to continue investing in wireless data devices. There can be no assurances that such revenues will continue to increase in future periods.

     Product sales from advanced messaging operations increased approximately $0.9 million to $2.2 million in 2002. Net book value of products sold increased $0.4 million to approximately $2.8 million in 2002. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended June 30, 2001 and 2002.

                                             JUNE 30,     % OF     JUNE 30,     % OF
                                               2001     REVENUES     2002     REVENUES   (DECREASE)
                                             --------   --------   --------   --------   ----------
OPERATING EXPENSES
Service, rent and maintenance..............  $ 32,259     26.7     $26,101      25.8     $  (6,158)
Selling and marketing......................    22,282     18.5      16,610      16.2        (5,672)
General and administrative.................    41,413     34.3      32,604      32.3        (8,809)
Reorganization expenses....................    10,435      8.6       2,457       2.4        (7,978)
Depreciation...............................    33,412     27.7      20,407      19.9       (13,005)
Amortization...............................   307,286    254.6          --        --      (307,286)
                                             --------    -----     -------      ----     ---------
                                             $447,087    370.4      98,179      96.6     $(348,908)
                                             ========    =====     =======      ====     =========

                                                          JUNE 30,   JUNE 30,   INCREASE OR
                                                            2001       2002     (DECREASE)
                                                          --------   --------   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance...................   $1.72      $1.81       $ 0.09
Monthly selling and marketing...........................   $1.19      $1.15       $(0.04)
Monthly general and administrative......................   $2.20      $2.26       $ 0.06
                                                           -----      -----       ------
Average monthly operating costs.........................   $5.11      $5.22       $ 0.11
                                                           =====      =====       ======

     Overall, we experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2001 to 2002. Average monthly operating cost per unit increased $0.11 from $5.11 per unit for 2001 to $5.22 per unit for 2002. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses decreased approximately $6.2 million from $32.3 million in 2001 to $26.1 million in 2002 and decreased as a percentage of net revenues from 26.7% in 2001 to 25.8% in 2002. Monthly service, rent and maintenance expense per unit increased from $1.72 per unit in 2001 to $1.81 per unit in 2002. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, salaries and dispatching costs. There has been a partially offsetting increase in tower rent expenses, and an increase in the two-way provisioning costs to Weblink as a result of the increased number of units that have been placed on the Weblink network since June 30, 2001. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs and other cost cutting initiatives. We expect that service, rent and maintenance expenses will decrease during the remaining months of 2002 as a result of anticipated tower de-constructions and other cost reduction initiatives.

     Selling and marketing expenses decreased approximately $5.7 million from $22.3 million in 2001 to $16.6 million in 2002 and decreased as a percentage of net revenues from 18.5% in 2001 to 16.2% in 2002. The overall expense decrease was primarily the result of reductions in salaries and commissions as a result of a smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has decreased from $1.19 per unit in 2001 to $1.15 per unit in 2002. We expect that selling and marketing expenses may decrease slightly during the remaining months of 2002 as we continue our cost reduction initiatives.

     General and administrative expenses decreased by $8.8 million from $41.4 million in 2001 to $32.6 million, and decreased as a percentage of net revenues from 34.3% in 2001 to 32.3% in 2002. The decrease in general and administrative expenses was primarily the result of a reduction in salaries and other related expenses, telephone administrative services, rent, and professional services, due to several cost containment initiatives that focused on the back office centralization and rationalization. We expect general and administrative expenses to decrease in future quarters as a result of continuing cost reduction initiatives. Such past initiatives have included a reduction in administrative and overhead positions, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions.

     Reorganization and restructuring related expenses of $2.5 million were included in the accompanying statements of operations for the three months ended June 30, 2002. Such costs include costs incurred for legal, financial and investment banking services received in connection with our debt restructuring efforts described herein, severance costs, facility lease exit costs, and accelerated amortization of debt discount. Our operational restructuring initiatives are more fully described under "Right-Size Restructuring Plan."

     Depreciation expense decreased approximately $13.0 million from $33.4 million in 2001 to $20.4 million in 2002. The decrease in depreciation expense resulted mainly from a reduction in the basis of our assets, the result of an impairment charge taken during the fourth quarter of 2001. This decline in depreciation expenses should continue into the remainder of 2002 as further assets become fully depreciated.

     Amortization expenses decreased approximately $307.3 million from $307.3 million in 2001 to $0.00 in 2002. This decrease was the result of the write down of all our intangible assets in 2001.

OTHER INCOME/(EXPENSES)

                                                   JUNE 30,      JUNE 30,      INCREASE OR
                                                     2001          2002        (DECREASE)
                                                   ---------   -------------   -----------
Other income/(expenses), net.....................  $  (2,506)    $ (1,513)      $    (993)
Interest expense.................................  $ (20,190)    $(17,108)      $  (3,082)
Net loss.........................................  $(349,108)    $(15,966)      $(333,142)
Preferred dividends and accretion................  $  (2,557)    $ (6,763)      $   4,206
EBITDA...........................................  $  24,721     $ 25,519       $     798

     Interest expense decreased approximately $3.1 million, from $20.2 million in 2001 to $17.1 million in 2002. The decrease was primarily the result of the cessation of interest expense recorded on our senior subordinated notes on June 3, 2002 as a result of following AICPA Statement of Position (SOP) 90-7 following our chapter 11 filing. Contractual interest that would have been recognized for the period June 3, 2002 to June 30, 2002 was $5.8 million.

     Metrocall's net loss decreased approximately $333.1 million from $349.1 million in 2001 to $16.0 million in 2002 mainly as a result of the above mentioned events.

     Preferred dividends and accretion increased approximately $4.2 million in 2002 from $2.6 million in 2001 to $6.8 million in 2002 mainly as a result of the accretion to the liquidation value of the outstanding share of preferred stock following AICPA SOP 90-7 following our chapter 11 filing.

     EBITDA or operating cash flow means earnings before interest, reorganization and restructuring expenses, taxes, depreciation and amortization, and certain one-time charges. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. Metrocall believes EBITDA can be used to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA as defined by Metrocall is used in its credit facility and indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA as defined by Metrocall may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA increased $0.8 million from $24.7 million in 2001 to $25.5 million in 2002. The increase was due to the decrease in operating expenses of $20.6 million offset by a decrease in net revenue of $19.8 million. EBITDA margin increased from 20.5% in 2001 to 25.3% in 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

REVENUES

     The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall's

Interim Condensed Consolidated Statements of Operations and certain other information for the six month periods ended June 30, 2001 and 2002.

                         CONSOLIDATED PAGING OPERATIONS

                                        JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                          2001      REVENUES      2002      REVENUES   (DECREASE)
                                       ----------   --------   ----------   --------   -----------
REVENUES
Service, rent and maintenance........  $  236,328     96.3     $  201,608     96.9     $   (34,720)
Product sales........................      21,971      9.0         16,945      8.1          (5,026)
                                       ----------    -----     ----------    -----     -----------
Total revenues.......................     258,299    105.3        218,553    105.0         (39,746)
Net book value of products sold......     (12,971)    (5.3)       (10,501)    (5.0)          2,470
                                       ----------    -----     ----------    -----     -----------
Net revenues.........................  $  245,328    100.0     $  208,052    100.0     $   (37,276)
                                       ==========    =====     ==========    =====     ===========
ARPU.................................       $6.29                   $6.70                   ($0.41)
Number of subscribers................   6,269,283               4,626,030               (1,643,253)

                         TRADITIONAL PAGING OPERATIONS

                                        JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                          2001      REVENUES      2002      REVENUES   (DECREASE)
                                       ----------   --------   ----------   --------   -----------
REVENUES
Service, rent and maintenance........  $  216,861     95.3     $  172,086     96.4     $   (44,775)
Product sales........................      20,404      9.0         11,394      6.4          (9,010)
                                       ----------    -----     ----------    -----     -----------
Total revenues.......................  $  237,265    104.3     $  183,480    102.8     $   (53,785)
Net book value of products sold......      (9,724)    (4.3)        (4,916)    (2.8)          4,808
                                       ----------    -----     ----------    -----     -----------
Net revenues.........................  $  227,541    100.0     $  178,564    100.0     $   (48,977)
                                       ==========    =====     ==========    =====     ===========
ARPU.................................       $5.86                   $5.99                    $0.13
Number of subscribers................   6,067,603               4,405,751               (1,661,852)

     Traditional paging service, rent and maintenance revenues decreased approximately $44.8 million from $216.9 million for the six months ended June 30, 2001 ("2001") to $172.1 million for the six months ended June 30, 2002 ("2002"). Over the past several months, traditional units in service have decreased in both the direct and indirect distribution channels. From June 30, 2001, direct distribution channel subscribers have decreased 446,708 as a result of subscriber conversions to Metrocall's advanced messaging services and cancellations. From June 30, 2001, indirect distribution subscribers, mainly in Metrocall's reseller and strategic alliance channels, have decreased by 1,215,144 units. The decrease in the number of indirect subscribers was mainly the result of a decrease in demand for traditional paging products in the reseller channel and our desire to increase the average monthly revenue per unit
(ARPU) in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base, and mainly indirect channels, ARPU for the six months ended June 30, 2002 increased by $0.13 to $5.99 from June 30, 2001.

     We expect that revenues generated from our traditional paging operations will continue to decrease during the remainder of 2002. We expect that such decreases will be the result of a reduction in the number of subscribers receiving such services and a continued shift in the distribution mix toward lower ARPU direct service offerings as two-way messaging products and services or other competing technologies attract existing subscribers. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of customer churn.

     Product sales from traditional operations decreased approximately $9.0 million from $20.4 million in 2001 to $11.4 million in 2002 and decreased as a percentage of net revenues from 9.0% in 2001 to 6.4% in

2002. Net book value of products sold decreased approximately $4.8 million from $9.7 million in 2001 to $4.9 million in 2002 and decreased as a percentage of net revenues from 4.3% in 2001 to 2.8% in 2002. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2002.

                         ADVANCED MESSAGING OPERATIONS

                                        JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                          2001      REVENUES      2002      REVENUES   (DECREASE)
                                       ----------   --------   ----------   --------   -----------
REVENUES
Service, rent and maintenance........  $   19,467    109.4     $   29,522    100.1     $    10,055
Product sales........................       1,567      8.8          5,551     18.8           3,984
                                       ----------    -----     ----------    -----     -----------
Total revenues.......................  $   21,034    118.2     $   35,073    118.9     $    14,039
Net book value of products sold......      (3,247)   (18.2)        (5,585)   (18.9)          2,338
                                       ----------    -----     ----------    -----     -----------
Net revenues.........................  $   17,787    100.0     $   29,488    100.0     $    11,701
                                       ==========    =====     ==========    =====     ===========
ARPU.................................      $20.13                  $21.47                    $1.34
Number of subscribers................     201,680                 220,279                   18,599

     Advanced messaging service, rent and maintenance revenues increased $10.1 million to approximately $29.5 million in 2002. The increase in service, rent and maintenance revenues was the result of the placement of 18,599 additional units since June 30, 2001, primarily two-way messaging devices. We launched our two-way messaging services in late March 2000, and service, rent and maintenance revenues were generated primarily from the placement of 1.5-way and 1.75-way messaging devices through this time. We expect that our advanced messaging service, rent and maintenance revenues will continue to increase gradually during the remainder of 2002 if our financial resources are adequate to continue investing in wireless data devices. There can be no assurances that such revenues will continue to increase in future periods.

     Product sales from advanced messaging operations increased approximately $4.0 million to $5.6 million in 2002. Net book value of products sold increased $2.3 million to approximately $5.6 million in 2002. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, the majority of product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended June 30, 2001 and 2002.

                                        JUNE 30,      % OF      JUNE 30,      % OF     INCREASE OR
                                          2001      REVENUES      2002      REVENUES   (DECREASE)
                                       ----------   --------   ----------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance........  $   64,363     26.2     $   54,360     26.1     $   (10,003)
Selling and marketing................  $   49,035     20.0     $   37,285     17.8     $   (11,750)
General and administrative...........  $   83,322     34.0     $   69,085     33.2     $   (14,237)
Reorganization expenses..............  $   10,459      4.3     $   12,555      6.0     $     2,096
Depreciation.........................  $   64,999     26.5     $   41,620     20.0     $   (23,379)
Amortization.........................  $  334,843    136.5     $       --       --     $  (334,843)
                                       ----------    -----     ----------    -----     -----------
                                       $  607,021    247.5     $  214,905    102.9     $  (392,116)
                                       ==========    =====     ==========    =====     ===========

                                                           JUNE 30,   JUNE 30,   INCREASE OR
                                                             2001       2002     (DECREASE)
                                                           --------   --------   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance....................   $1.71      $1.81       $ 0.10
Monthly selling and marketing............................   $1.31      $1.24       $(0.07)
Monthly general and administrative.......................   $2.22      $2.29       $ 0.07
                                                            -----      -----       ------
Average monthly operating costs..........................   $5.24      $5.34       $ 0.10
                                                            =====      =====       ======

     Overall, we experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2001 to 2002. Average monthly operating cost per unit increased $0.10 from $5.24 per unit for 2001 to $5.34 per unit for 2002. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses decreased approximately $10.0 million from $64.4 million in 2001 to $54.4 million in 2002 and decreased as a percentage of net revenues from 26.2% in 2001 to 26.1% in 2002. Monthly service, rent and maintenance expense per unit increased from $1.71 per unit in 2001 to $1.81 per unit in 2002. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, supplies, salaries, rent, repair and maintenance expenses and dispatching costs. There has been a partially offsetting increase in tower rent expenses, and an increase in the two-way provisioning costs to Weblink as a result of the increased number of units that have been placed on the Weblink network since March 31, 2001. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs and other cost cutting initiatives. We expect that service, rent and maintenance expenses will decrease during the remaining months of 2002 as a result of anticipated tower de-constructions and other cost reduction initiatives.

     Selling and marketing expenses decreased approximately $11.7 million from $49.0 million in 2001 to $37.3 million in 2002 and decreased as a percentage of net revenues from 20.0% in 2001 to 17.8% in 2002. The overall expense decrease was primarily the result of reductions in salaries and commissions as a result of a slightly smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has decreased from $1.31 per unit in 2001 to $1.24 per unit in 2002. We expect that selling and marketing expenses may decrease slightly during the remaining months of 2002 as we continue our cost reduction initiatives.

     General and administrative expenses decreased by $14.2 million from $83.3 million in 2001 to $69.1 million, and decreased as a percentage of net revenues from 34.0% in 2001 to 33.2% in 2002. The decrease in general and administrative expenses was primarily the result of a reduction in salaries and other related expenses, telephone administrative services, bad debt, rent and professional service, due to several cost containment initiatives that focused on the back office centralization and rationalization. We expect general and administrative expenses to decrease in future quarters as a result of continuing cost reduction initiatives. Such past initiatives have included a reduction in administrative and overhead positions primarily through attrition, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions.

     Reorganization related expenses of $12.6 million were included in the accompanying statements of operations for the six months ended June 30, 2002. Such costs include approximately $3.9 million costs incurred for legal, financial and investment banking services received in connection with our debt restructuring efforts described herein, severance costs of approximately $3.0 million, facility lease exit costs of approximately $4.7 million, and accelerated amortization of debt discount of approximately $1.0 million.

     Depreciation expense decreased approximately $23.4 million from $65.0 million in 2001 to $41.6 million in 2002. The decrease in depreciation expense resulted mainly from a reduction in the basis of our assets, the result of an impairment charge taken during the fourth quarter of 2001. This decline in depreciation expenses should continue into the remainder of 2002 as additional assets become fully depreciated.

     Amortization expenses decreased approximately $334.8 million from $334.8 million in 2001 to $0.00 in 2002. This decrease was the result of the write down of all our intangible assets in 2001.

OTHER INCOME/(EXPENSES)

                                                   JUNE 30,      JUNE 30,
                                                     2001          2002        (DECREASE)
                                                   ---------   -------------   ----------
Other income/(expenses), net.....................  $  (3,479)    $ (1,630)     $  (1,849)
Interest expense.................................  $ (41,180)    $(36,705)     $  (4,475)
Net loss.........................................  $(406,352)    $(45,188)     $(361,164)
Preferred dividends and accretion................  $  (5,033)    $ (9,570)     $  (4,537)
EBITDA...........................................  $  48,608     $ 47,322      $  (1,286)

     Interest expense decreased approximately $4.5 million, from $41.2 million in 2001 to $36.7 million in 2002. The decrease was primarily the result of the cessation of interest expense on our senior subordinated notes on June 3, 2002 as a result of following AICPA SOP 90-7 following our chapter 11 filing. Contractual interest that would have been recognized for the period June 3, 2002 to June 30, 2002 was $5.8 million.

     Metrocall's net loss decreased approximately $361.1 million from $406.3 million in 2001 to $45.2 million in 2002 mainly as a result of the above mentioned events.

     Preferred dividends and accretion increased approximately $4.5 million in 2002 from $5.0 million in 2001 to $9.5 million in 2002 mainly as a result of the accretion to liquidation value of the outstanding preferred stock following AICPA SOP 90-7 following our chapter 11 filing.

     EBITDA or operating cash flow means earnings before interest, reorganization and restructuring expenses, taxes, depreciation and amortization, and certain one-time charges. While not a measure under generally accepted accounting principles, EBITDA is a standard measure of financial performance in the paging industry. Metrocall believes EBITDA can be used to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA as defined by Metrocall is used in its credit facility and indentures as part of the tests to determine its ability to incur debt and make restricted payments. EBITDA as defined by Metrocall may not be comparable to similarly titled measures reported by other companies since all companies do not calculate EBITDA in the same manner. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. EBITDA decreased $1.3 million from $48.6 million in 2001 to $47.3 million in 2002. The decrease was due to the decrease in net revenue of $37.3 million offset by a decrease in operating expenses of $36.0 million. EBITDA margin increased from 19.8% in 2001 to 22.8% in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2002, we had $133.0 million outstanding under our credit facility and $626.8 million aggregate principal amount outstanding of senior subordinate notes. Please refer to Item 2 with respect to treatment of such obligations under our proposed plan of reorganization.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Please refer to Note 5 of the interim condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     We are currently in default under the terms of the agreements governing our senior secured credit facility and the indentures governing our senior subordinated notes. As of June 30, 2002, accrued and unpaid interest through June 2, 2002 for each series of senior subordinated note is reflected below:

                                                                 ACCRUED AND
                            NOTE                               UNPAID INTEREST
                            ----                               ---------------
11% senior subordinated notes due 2008......................      $ 45,559
10 3/8% senior subordinated notes due 2007..................        24,730
11 7/8% senior subordinated notes due 2005..................        17,066
11 7/8% senior subordinated notes due 2005..................            35
9 3/4% senior subordinated notes due 2007...................        24,000
                                                                  --------
                                                                  $111,390
                                                                  ========

     We continue to make monthly interest payments on balances outstanding under the credit facility. Please refer to Part I, Item 2 for further discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
-------   -------------------
  11.1    Statement re: computation of per earnings share
  99.1    Certification pursuant to 18 U.S.C. Section 1350 (Section
          906 of the Sarbanes-Oxley Act of 2002)
  99.2    Debtors Second Amended Joint Plan of Reorganization under
          Chapter 11 of the Bankruptcy Code dated June 18, 2002
  99.3    Second Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code with respect to Joint Plan of
          Reorganization for the Debtors Under Chapter 11 of the
          Bankruptcy Code dated July 18, 2002.

(b) Reports on Form 8-K

     Form 8-K filed June 10, 2002 (i) reporting the entry by the Bankruptcy Court of an Interim Order limiting certain transfers of the stock of Metrocall and the mailing of a notice regarding the entry of the

Interim Order to all known holders of Metrocall stock and (ii) filing the Interim Order, the notice to Metrocall stockholders and a press release regarding the entry of the Interim Order.

     Form 8-K filed June 6, 2002 (i) reporting the filing by Metrocall, Inc. and certain of its subsidiaries of voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code and (ii) filing a press release regarding the chapter 11 filing.

     Form 8-K filed May 28, 2002 (i) reporting the dismissal of Arthur Andersen LLP and the retention of Ernst & Young LLP as Metrocall's independent auditors for the fiscal year ended December 31, 2002 and (ii) filing a letter from Arthur Andersen stating its agreement with the statements made in the Form 8-K.

     Form 8-K filed May 24, 2002 (i) reporting that Metrocall and certain of its creditors had entered into lock-up agreements establishing the terms and conditions of a pre-negotiated plan of reorganization to be implemented through a chapter 11 filing, and (ii) filing the executed lock-up agreements and a press release regarding the lock-up agreements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 19, 2002                    METROCALL, INC.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
  11.1   Statement re: computation of per earnings share
  99.1   Certification pursuant to 18 U.S.C. Section 1350 (Section
         906 of the Sarbanes-Oxley Act of 2002)
  99.2   Debtors Second Amended Joint Plan of Reorganization under
         Chapter 11 of the Bankruptcy Code dated June 18, 2002
  99.3   Second Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code with respect to Joint Plan of
         Reorganization for the Debtors Under Chapter 11 of the
         Bankruptcy Code dated July 18, 2002.