Form 10-Q
period 2002-09-30
METROCALL INC
filed 2002-11-14
CIK 906525

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                     TO

                            COMMISSION FILE NUMBER: 0-21924

                               METROCALL HOLDINGS, INC.
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

                                METROCALL, INC.
                          (FORMER NAME OF REGISTRANT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                    CLASS                                           OUTSTANDING AT NOVEMBER 8, 2002
                    -----                                           -------------------------------
        Common Stock, $.01 par value                                            420,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I        FINANCIAL INFORMATION
  ITEM 1.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
                METROCALL, INC............................................     3
              Balance Sheets, December 31, 2001 and September 30, 2002....     3
              Statements of Operations for the three and nine months ended
                September 30, 2001 and 2002...............................     4
              Statement of Stockholders' Equity/(Deficit) for the nine
                months ended September 30, 2002...........................     5
              Statements of Cash Flows for the nine months ended September
                30, 2001 and 2002.........................................     6
              Notes to Interim Condensed Consolidated Financial
                Statements................................................     7
  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................    19
  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK......................................................    35
  ITEM 4.     CONTROLS AND PROCEDURES.....................................    35
PART II       OTHER INFORMATION
  ITEM 1.     LEGAL PROCEEDINGS...........................................    36
  ITEM 2.     CHANGES IN SECURITIES.......................................    36
  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.............................    36
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    36
  ITEM 5.     OTHER INFORMATION...........................................    36
  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................    36
                                                                              37
SIGNATURES................................................................
                                                                              38
CERTIFICATIONS............................................................

                         PART I. FINANCIAL INFORMATION

          ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        METROCALL, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                                 BALANCE SHEETS
                                  (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2001           2002
                                                              ------------   -------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    24,135     $    52,950
  Accounts receivable, less allowance for doubtful accounts
    of $7,536 and $5,569 as of December 31, 2001 and
    September 30, 2002, respectively........................       42,648          28,927
  Prepaid expenses and other current assets.................       11,149           8,572
                                                              -----------     -----------
         Total current assets:..............................       77,932          90,449
                                                              -----------     -----------
PROPERTY AND EQUIPMENT:
  Land, buildings and leasehold improvements................        6,661           6,784
  Furniture, office equipment and vehicles..................       59,886          62,970
  Paging and plant equipment................................      160,310         134,221
  Less -- Accumulated depreciation and amortization.........     (108,007)       (109,920)
                                                              -----------     -----------
                                                                  118,850          94,055
                                                              -----------     -----------
OTHER ASSETS................................................        6,688           6,829
                                                              -----------     -----------
TOTAL ASSETS................................................  $   203,470     $   191,333
                                                              ===========     ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
LIABILITIES NOT SUBJECT TO COMPROMISE:
  Current maturities of long-term debt......................  $   759,544     $       920
  Accounts payable..........................................       18,984          24,019
  Accrued interest..........................................       81,197              --
  Accrued expenses and other current liabilities............       23,945          22,706
  Deferred revenues and subscriber deposits.................       27,746          15,229
                                                              -----------     -----------
         Total current liabilities not subject to
           compromise.......................................      911,416          62,874
CURRENT LIABILITIES SUBJECT TO COMPROMISE: (Note 1).........           --         882,879
                                                              -----------     -----------
         Total current liabilities:.........................      911,416         945,753
                                                              -----------     -----------
LONG TERM LIABILITIES:
LONG TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
  Capital lease and other long term debt, less current
    maturities..............................................        1,805           1,107
  Deferred revenue and other................................        8,200              --
                                                              -----------     -----------
         Total long-term liabilities not subject to
           compromise.......................................       10,005           1,107
                                                              -----------     -----------
LONG-TERM LIABILITIES SUBJECT TO COMPROMISE (Note 1)........           --           6,700
MINORITY INTEREST IN PARTNERSHIP............................          510             510
                                                              -----------     -----------
         Total liabilities..................................      921,931         954,070
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES
SERIES A CONVERTIBLE PREFERRED STOCK, 14% cumulative; par
  value $.01 per share; 810,000 shares authorized; 298,317
  and 321,385 shares issued and outstanding as of December
  31, 2001 and September 30, 2002 respectively, and a
  liquidation preference of $75,884 and $80,346 at December
  31, 2001 and September 30, 2002, respectively.............       70,776          80,346
                                                              -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $.01 per share; authorized
    200,000,000 shares; 89,975,772 shares issued and
    outstanding as of December 31, 2001 and September 30,
    2002, respectively......................................          900             900
  Additional paid-in capital................................      557,364         557,364
  Accumulated deficit.......................................   (1,347,501)     (1,401,347)
                                                              -----------     -----------
         Total stockholders' equity (deficit)...............     (789,237)       (843,083)
                                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)........  $   203,470     $   191,333
                                                              ===========     ===========

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2001          2002          2001          2002
                                           -----------   -----------   -----------   -----------
REVENUES:
  Service, rent and maintenance
     revenues............................  $   115,304   $    92,395   $   351,632   $   294,003
  Product sales..........................       11,433         6,833        33,404        23,777
                                           -----------   -----------   -----------   -----------
          Total revenues.................      126,737        99,228       385,036       317,780
  Net book value of products sold........       (6,334)       (3,675)      (19,305)      (14,176)
                                           -----------   -----------   -----------   -----------
                                               120,403        95,553       365,731       303,604
                                           -----------   -----------   -----------   -----------
OPERATING EXPENSES:
  Service, rent and maintenance
     expenses............................       30,638        25,174        95,001        79,533
  Selling and marketing..................       22,377        12,778        71,412        50,064
  General and administrative.............       40,113        31,659       123,434       100,744
  Reorganization expenses................        2,417         5,951        12,876        18,505
  Depreciation...........................       30,812        17,014        95,811        58,634
  Amortization...........................       16,507            --       351,350            --
                                           -----------   -----------   -----------   -----------
                                               142,864        92,576       749,884       307,480
                                           -----------   -----------   -----------   -----------
          Income (loss) from
            operations...................      (22,461)        2,977      (384,153)       (3,876)
INTEREST EXPENSE (contractual interest of
  $21.5 million and $64.4 million for
  three and nine months ended September
  30, 2002)..............................      (20,613)       (2,659)      (61,793)      (39,364)
OTHER INCOME (EXPENSES), NET.............       (2,738)          594        (6,218)       (1,036)
                                           -----------   -----------   -----------   -----------
          Net income (loss)..............      (45,812)          912      (452,164)      (44,276)
PREFERRED DIVIDENDS......................       (2,636)           --        (7,670)       (4,855)
REORGANIZATION ITEM -- ACCRETION OF
  LIQUIDATION PREFERENCE.................           --            --            --        (4,715)
                                           -----------   -----------   -----------   -----------
          Net income (loss) attributable
            to common stockholders.......  $   (48,448)  $       912   $  (459,834)  $   (53,846)
                                           ===========   ===========   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE
  ATTRIBUTABLE TO COMMON STOCKHOLDERS....  $     (0.54)  $      0.01   $     (5.11)  $     (0.60)
                                           ===========   ===========   ===========   ===========
Weighted-average common shares
  outstanding............................   89,975,772    89,975,772    89,975,772    89,975,772

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES

                       STATEMENT OF STOCKHOLDERS' EQUITY
                              DEBTOR-IN-POSSESSION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                            COMMON STOCK
                                         -------------------   ADDITIONAL
                                           SHARES       PAR     PAID-IN     ACCUMULATED
                                         OUTSTANDING   VALUE    CAPITAL       DEFICIT       TOTAL
                                         -----------   -----   ----------   -----------   ---------
BALANCE, December 31, 2001.............  89,975,772    $900     $557,364    $(1,347,501)  $(789,237)
Preferred dividends and accretion......          --      --           --         (9,570)     (9,570)
Net loss...............................          --      --           --        (44,276)    (44,276)
                                         ----------    ----     --------    -----------   ---------
BALANCE, September 30, 2002............  89,975,772    $900     $557,364    $(1,401,347)  $(843,083)
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

                        METROCALL, INC. AND SUBSIDIARIES

                              DEBTOR-IN-POSSESSION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2001        2002
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(452,164)  $(44,276)
  Adjustments to reconcile net loss to net cash provided by
     operating activities
     Depreciation and amortization..........................    447,161     58,634
     Equity in loss of affiliate............................      4,924      1,246
     Amortization of debt financing costs and debt
      discount..............................................      3,526      1,095
  Cash provided by changes in assets and liabilities:
     Accounts receivable....................................      4,376     13,721
     Prepaid expenses and other current assets..............     (1,690)     2,577
     Accounts payable.......................................     (4,915)    11,961
     Accrued interest.......................................     40,364     30,714
     Accrued expenses and other current liabilities.........     (1,109)         1
     Deferred revenues and subscriber deposits..............     (5,120)   (12,263)
                                                              ---------   --------
          Net cash provided by operating activities.........     35,353     63,410
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses net of cash acquired...........       (894)        --
  Capital expenditure, net..................................    (49,325)   (33,220)
  Other.....................................................     (1,500)      (761)
                                                              ---------   --------
          Net cash used in investing activities.............    (51,719)   (33,981)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.............        304         --
     Principal payments on long-term debt...................       (429)      (614)
     Deferred debt financing costs..........................       (412)        --
                                                              ---------   --------
          Net cash used in financing activities.............       (537)      (614)
                                                              ---------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (16,903)    28,815
CASH AND CASH EQUIVALENTS, beginning of period..............     26,597     24,135
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $   9,694   $ 52,950
                                                              =========   ========
Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest................................  $  18,579   $  7,917
  Cash payments for income taxes............................  $      --   $     --
  Supplemental disclosure of non-cash investing and
     financing items:
  Fair value of assets acquired in business acquisition.....  $   7,000   $     --
  Accretion of preferred stock..............................  $      --   $  4,715
  Preferred stock dividends.................................  $   7,670   $  4,855

       See notes to interim condensed consolidated financial statements.

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.  GENERAL

Preparation of Interim Financial Statements

     The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall, Inc. and our majority owned subsidiaries (collectively, the Company or Metrocall). In the opinion of management, all adjustments (consisting of normal recurring adjustments except as discussed herein) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, reorganization and restructuring expenses, and depreciation and amortization. Actual results may differ from those estimates. The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall's 2001 Annual Report on Form 10-K.

Exit from Chapter 11 and Plan of Reorganization

     On October 8, 2002, Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the "Debtors") emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Plan of Reorganization (the "Plan") that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the "Bankruptcy Court") in an order entered on September 26, 2002.

    Background

     The Debtors filed voluntary petitions for relief under chapter 11 on June 3, 2002. The chapter 11 cases were jointly administered for procedural purposes only before the Bankruptcy Court under the docket of Metrocall, Inc. Case No. 02-11579. Metrocall Ventures, Inc. (Ventures), one of our subsidiaries, did not file a voluntary petition and was not a party to the chapter 11 cases. From June 3, 2002 until October 8, 2002, the Debtors operated their businesses as debtors-in-possession under the Bankruptcy Code.

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

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. On June 3, 2002, we filed with the Bankruptcy Court our Proposed Plan of Reorganization, which was subsequently amended and supplemented on several occasions.

    Summary of the Plan

     Upon the effectiveness of our Plan, we implemented a series of operational consolidations and restructurings pursuant to the Plan, which included the following:

          (i) Each of ANMC, MSI and Mobilfone were consolidated with and into McCaw and all assets and liabilities of these companies were conveyed to McCaw;

          (ii) Metrocall, Inc. contributed all right, title and interest in all of its assets to McCaw other than (a) certain intellectual property conveyed to the license subsidiary, Metrocall USA, (b) a sufficient amount of cash to pay claims and to administer the Metrocall, Inc. estate and (c) its ownership interest in Inciscent, Inc., Metrocall USA or Ventures. These assets were contributed subject to all existing liens in place at that time. McCaw simultaneously assumed all of the underlying obligations directly attributable to these assets;

          (iii) Concurrently with the contributions by Metrocall, Inc. to McCaw, Metrocall, Inc. contributed certain intellectual property (including trademarks, trade names, and copyrights) to Metrocall USA. Immediately thereafter, Metrocall USA entered into a license agreement with McCaw for the use of the FCC licenses and other intellectual property; and

          (iv) Metrocall, Inc., McCaw and Metrocall USA each reorganized and continued in operations. Following the mergers and capital contributions described above, McCaw and Metrocall USA each reincorporated under the laws of the State of Delaware with amended and restated certificates of incorporation and by-laws, McCaw was renamed Metrocall, Inc. and the registrant, as reorganized, was renamed Metrocall Holdings, Inc.

     The reorganized and reincorporated entities are as follows: Metrocall Holdings, Inc. ("HoldCo.", formerly Metrocall, Inc.), Metrocall, Inc. ("OpCo.", formerly McCaw) and Metrocall USA, Inc. ("LicenseCo."), respectively.

     Our Plan provided for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Distributions to creditors and equity interests of the applicable Debtors have commenced and will include, among other distributions:

          (i) The execution by OpCo. of a $60.0 million senior secured promissory note and the related loan and security agreements in favor of the senior lenders under our former pre-petition $133.0 million senior secured credit facility. OpCo. is the direct borrower of the senior lenders as a result of the reorganization described above while LicenseCo. together with HoldCo. and Ventures each have guaranteed the senior secured note. The guaranty of HoldCo. is secured by a pledge of its stock and ownership interests in LicenseCo., as well as a pledge of its stock and ownership interests in OpCo., Ventures and Inciscent, Inc.

          (ii) The execution by HoldCo. of $20.0 million secured PIK promissory notes and the related loan and security agreements in favor of the senior lenders. LicenseCo. and Ventures each have guaranteed the secured PIK notes.

     The OpCo. and HoldCo. promissory notes contain covenants that require us to maintain a total net debt to annualized operating cash flow ratio not to exceed the ratio of 1.0:1.0 and an operating cash flow

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to cash interest expense ratio that must exceed 2.0:1.0 at all times. In addition, there are limitations on the amount of system and pager device capital expenditures that may be incurred over certain periods of time;

          (iii) The payment by OpCo. to all holders of allowed general unsecured claims against any of the consolidated operating subsidiaries of 100% of such allowed claims in cash or pursuant to any other such arrangement that has been agreed to between the parties;

          (iv) Cash distributions to holders of allowed tax priority claims, administrative claims and convenience claims;

          (v) The distribution by HoldCo. of 5,300,000 shares of new Series A Preferred Stock ("Series A Preferred"), representing 88.3% of the preferred stock to be issued and $53.0 million of the total $60.0 million initial liquidation preference to holders of the allowed claims of the senior lenders;

          (vi) HoldCo. beginning no later than November 18, 2002, and through interim distributions thereafter (to give effect to resolutions of disputed claims through reserves to be established), will distribute to the holders of allowed general unsecured claims against Metrocall, Inc. 500,000 shares of the new Series A Preferred, representing 8.3% of the preferred stock to be issued and $5.0 million of the $60.0 million initial liquidation preference;

          (vii) The issuance by HoldCo. of the remaining 3.4% of new Series A Preferred, or 200,000 shares, representing $2.0 million of the $60.0 million initial liquidation preference for distribution to the Metrocall's senior executives subject to and in connection with their respective new employment agreements with HoldCo. and OpCo.; and

          (viii) The issuance by HoldCo. of 420,000 shares of its new common stock, representing 42% of the shares to be issued, to the allowed claims of the senior lenders (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%) and, beginning by November 18, 2002 and thereafter (to give effect to resolutions of disputed claims through reserves to be established) 580,000 shares of its new common stock, representing 58% of the total shares to be issued, to the allowed holders of general unsecured claims against Metrocall, Inc. (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%).

     Holders of our preferred and common stock outstanding prior to the confirmation date of our Plan received no distributions under the Plan. Such shares of stock were canceled pursuant to the Plan.

    Comments on Financial Presentation

     The accompanying interim consolidated condensed financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

     Liabilities subject to compromise on the accompanying balance sheets refer to the liabilities of Metrocall incurred prior to the Petition Date that are with unrelated parties. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed on pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim,

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

implementation of the Plan of Reorganization, or other events. Liabilities subject to compromise consisted of the following as of September 30, 2002 (dollars in thousands):

Current maturities of long-term debt........................  $759,802
Accrued interest............................................   111,911
Accounts payable............................................     6,926
Deferred revenues...........................................     3,000
Other current liabilities...................................     1,240
                                                              --------
     Total liabilities subject to compromise................  $882,879
                                                              ========

     In order to record its debt instruments at the amount expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Petition Date, Metrocall wrote off the debt discount into reorganization expense. See
Note 4 for further detail of reorganization expense.

     Metrocall is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. As only the lenders under the credit facility have any principal recovery pursuant to the Plan of Reorganization, Metrocall recognized interest expense subsequent to the Petition Date only with respect to the loans under the credit facility.

     Metrocall obtained approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of certain critical vendors, cure payments under contracts assumed under the Bankruptcy Code, and certain other pre-petition claims. These amounts are included in the "Liabilities not subject to compromise" caption in the interim condensed consolidated balance sheets at September 30, 2002 to the extent they had not been paid.

     The confirmation of the Plan will result in our adoption of "fresh-start accounting" in accordance with SOP 90-7 as of October 8, 2002, which will materially change the amounts and classifications reported in future consolidated statements. In connection with fresh-start accounting, we will allocate the reorganization value of the reorganized entities to our assets, including identifiable intangible assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets of the reorganized entities, such amount will be reported as "reorganization value in excess of amounts allocable to identifiable assets" on our balance sheet. Liabilities existing as of the effective date of our reorganization plan, including debt, will be recorded at their net present values. The net effect of fresh start accounting adjustments, including the discharge of pre-petition obligations and adjustments of assets to fair value, will likely result in a gain which will be reflected in the "predecessor company" financial statements for the period ended October 7, 2002.

2.  LIQUIDITY, RISKS AND OTHER IMPORTANT FACTORS

"Right-Size" Restructuring

     Our restructuring also includes the substantial completion of certain cost-cutting measures that we began earlier in 2002. We believe that our expense reduction efforts, assuming the retention of a sizeable portion of our core customer base which provides for recurring revenues, will allow us to generate levels of operating and free cash flows sufficient to repay the senior lenders' new promissory notes. We adopted our new business plan at the beginning of 2002 which has reoriented our sales focus and operations around servicing our direct business and government customers. The new plan also reduces our cost structure to direct our efforts to management's expectations of future revenues and operating and free cash flows.

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Metrocall's business objectives and operating strategy for the remainder of 2002 focus on operating and free cash flows. Key elements of this strategy include:

     - Subscriber retention efforts;

     - Cost containment and reduction; and

     - Advanced messaging.

     SUBSCRIBER RETENTION EFFORTS -- We expect that the demand for our traditional paging services and related revenues will continue to decrease. We intend to focus our attention on the placement of traditional paging services but have shifted our sales emphasis to existing and potential business and government subscribers placed by our direct sales force. We believe these customers provide a higher average monthly revenue per unit ("ARPU") and lower deactivation percentages than our other subscribers. We believe because of our more concentrated focus on our direct business and government customers and the expected decrease in demand by subscribers, that we can reduce the number of our field service positions and de-emphasize and/or reduce certain direct sales channels such as our company-owned retail stores as well as certain indirect distribution channels, both of which have high subscriber churn statistics.

     As a result of our new business objectives and the de-emphasis of certain sales channels, we have reduced our selling and marketing work force by 663 positions to 738 employees at September 30, 2002. We have also revised our incentive commission plans for members of our sales force who are successful in retaining traditional subscribers. We will seek to maintain a close relationship with our existing customers by maintaining decentralized sales and marketing operations and by providing value-added services tailored to customers' needs.

     In addition, we will continue to offer advanced messaging services and sell PCS phones to subscribers who require wireless messaging beyond the capabilities of traditional paging. We currently sell cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless, Inc. and Nextel Communications, Inc. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services.

     COST CONTAINMENT AND REDUCTION -- We believe we must continue to reduce our operating expenses in the future to offset the expected continued reduction in our traditional paging subscriber base and a lower than anticipated growth rate for advanced messaging subscribers in 2002. We believe these reductions will be necessary to ensure that we will have the continued liquidity and resources to continue to provide our traditional and advanced messaging services. We believe we can further reduce our operating expenses without affecting our airtime or customer service because of further centralization of customer service functions and the lower number of subscribers receiving services. Such containment and reduction initiatives are expected to include:

     - Continued rationalization of network operations;

     - Consolidation of call center services;

     - Consolidation of billing platforms; and

     - Other initiatives.

     Continued rationalization of network operations -- We expect to further rationalize our network operations as we continue to migrate subscribers from under-utilized frequencies. During 2002, we expect to deconstruct at least 300 transmitters and implement other telecommunication savings initiatives. As of

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

September 30, 2002, we deconstructed 287 transmitters and achieved telecommunication expense reductions of approximately $2.7 million on an annual basis.

     Consolidation of call center services -- At December 31, 2001, we had three call centers in operation and numerous field operation centers that handled customer service requirements. In early 2002, we consolidated two of the call centers into one larger call center in Pensacola, Florida.

     Consolidation of billing platforms -- We currently operate three separate billing platforms. During 2002, we will convert two of these platforms into our largest system, providing for a consolidated, more efficient billing platform covering all of our operations. In mid-June 2002, we completed the conversion of one platform and expect to complete the conversion of the second platform by year-end 2002. The conversion of each of these systems will result in reductions in licensing fees, MIS support, field customer service costs and other incidental expenses. We believe these conversions will permit us to more effectively manage our customer base and provide customer service support.

     Other initiatives -- Due to the reduction in our subscriber base, we believe we will be able to reduce positions in general, administrative and overhead support functions without materially adversely affecting operations or customer service. Although we will focus on subscriber retention and placements in our traditional operations, we believe that our efforts will be on direct customer placements rather than in indirect channels. In addition, given the expected overall reduction in traditional subscribers, we do not believe we will be required to employ the same number of employees as we would in a growth mode. We also believe that continued work force reduction is possible given our management information systems, recent upgrades to our customer service operations and the reduction in the subscriber base which has resulted in a decrease in staffing requirements in our billing and collections departments, inventory, and customer service areas and as such, expect no impact on provisioning of airtime or customer services.

     Overall, we expect to reduce our workforce by an annual total of approximately 964 positions by the end of 2002 of which reductions of 909 had occurred by September 30, 2002. Metrocall estimates severance and other cash payouts to affected employees will equal up to $5.0 million of which approximately $3.5 million was paid by September 30, 2002.

     There can be no assurances that we will achieve the desired savings or results from these initiatives.

     ADVANCED MESSAGING -- Metrocall offers advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. Since December 31, 2000, we have added approximately 101,000 net subscribers to these services; the majority of these subscribers rent their advanced messaging devices from us for periods of up to or greater than 12 months. Under the terms of the rental agreements with these customers, we receive monthly rental revenue for each unit and do not expect to recover the device acquisition cost for a period of up to 8 months following its placement. During the remainder of 2002, we will continue to both lease and sell two-way paging devices using existing inventory. We expect to maintain current ARPU levels as we focus on direct distribution placements. We expect our existing inventory level to be adequate for placements in this channel to mid-year 2003. As a result, we do not expect to achieve the subscriber growth percentages we had experienced in 2000 and 2001 but expect to substantially reduce the amount of capital expenditures we incur.

     Notwithstanding the above, our ability to offer narrowband PCS services under our alliance agreement with Weblink could be affected by Weblink's plan of reorganization recently implemented after its emergence from its own chapter 11 proceedings. In addition, pursuant to our alliance agreement, we are also required to fund, if Weblink satisfies its obligations, an engineering charge not to exceed $15.0 million payable in four equal quarterly installments beginning no later than October 2004.

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Product Sourcing and Key Suppliers

     We do not manufacture any of the paging or messaging devices, infrastructure and other equipment used in our operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, we have historically limited the number of suppliers to achieve volume cost savings and, therefore, depend on such manufacturers to obtain sufficient inventory. We have purchased messaging devices primarily from Motorola, Inc. (Motorola) and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. (Glenayre). While both Motorola and Glenayre will no longer sell the messaging equipment we use, we have taken measures in an effort to mitigate any risks to our business. We currently procure traditional paging devices through a number of manufacturers other than Motorola and anticipate that manufacturers other than Motorola will offer advanced messaging devices and network equipment to satisfy Metrocall's future requirements.

     Our ability to satisfy the product demand for advanced messaging equipment could be affected by Motorola's unilateral announcement to abandon the product supply business and the uncertainty of the availability of replacement product. Either of these contingencies could adversely affect Metrocall's ability to offer narrowband PCS services.

     In the first quarter of 2002, we entered into a final purchase agreement with Motorola pursuant to which we prepaid Motorola for our final order of advanced messaging devices. We believe that this purchase agreement has provided us with sufficient quantities of advanced messaging devices to meet our needs through mid-year 2003.

     Motorola has licensed both its one-way and two-way technology and patent rights to multiple manufacturers. A current supply of one-way devices exists to fulfill our future requirements. Two-way messaging devices are in development by several manufacturers and may be available in the first quarter of 2003. We can make no assurances, however, that we will have a source (as Motorola was) for two-way devices of comparable quality or quantities that will be available after the current inventory is exhausted.

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

     Our ability to continue as a going concern is dependent upon several factors, including, but not limited to, our ability to (i) generate sufficient cash flows to meet our obligations, on a timely basis, (ii) continue to obtain uninterrupted supplies and services from our vendors, (iii) retain employees, and (iv) reduce capital expenditures and operating expenses.

     We are also subject to additional risks and uncertainties including, but not limited to, changes in technology, business integration, competition, government regulation and subscriber turnover.

3.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     In addition to Metrocall, Inc., the accompanying consolidated financial statements include the accounts of Metrocall's wholly-owned subsidiaries: McCaw RCC Communications, Inc.; Advanced Nationwide Messaging Corporation, Inc.; MSI, Inc., Mobilfone Service LP; Metrocall Ventures, Inc., which holds a 61% interest in Beacon Peak Associates Ltd. (Beacon Peak) and other limited partnership or LLC interests; and Metrocall USA, Inc., a non-operating wholly-owned subsidiary that holds certain

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

regulatory licenses issued by the Federal Communications Commission (the FCC) and other intellectual property. Please refer to Note 1 for a description of our Plan and the reorganization or elimination of certain of these subsidiaries effective October 8, 2002.

     All significant inter-company transactions have been eliminated in consolidation.

Revenue Recognition

     We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way and ancillary equipment are recognized upon delivery. We bundle the sale of two-way paging equipment with the related service and recognize the revenue and related cost of sales, up to the amount of related revenue, over the expected customer relationship, which we estimate is one year.

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

     We depreciate new pagers and advanced messaging devices using the half-year convention upon acquisition. Betterments to acquired pagers and the net book value of lost pagers are immediately charged to depreciation expense. Subscriber equipment sold is recorded in the consolidated statements of operations at net book value at the date of sale. Devices leased to customers under operating leases continue to be depreciated over their remaining useful lives.

Long-lived Assets

     Long-lived assets to be held and used are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is measured by comparing the book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. Based on our review at September 30, 2002, we believe that no permanent impairment in the carrying value of long-lived assets existed at September 30, 2002.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Adoption of SFAS No. 142 had no impact to the company's results from operations as all goodwill and intangible assets were written off during 2001 through impairment charges.

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table provides a reconciliation from reported net loss to net loss adjusted to exclude goodwill amortization expense (dollars in thousands and not including impairment charges discussed below):

                                   THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                      ENDED                ENDED                ENDED                ENDED
                                SEPTEMBER 30, 2001   SEPTEMBER 30, 2002   SEPTEMBER 30, 2001   SEPTEMBER 30, 2002
                                ------------------   ------------------   ------------------   ------------------
Net income/(loss).............       $(45,812)              $912              $(452,164)            $(44,276)
Amortization of goodwill......             --                 --                  8,298                   --
                                     --------               ----              ---------             --------
Pro-forma net income/(loss)...       $(45,812)              $912              $(443,866)            $(44,276)
                                     ========               ====              =========             ========

     During the three months ended June 30, 2001, we reviewed the carrying value of our long-lived assets for impairment. As a result, during the three months ended June 30, 2001, we wrote down the carrying value of our long-lived assets by approximately $279.7 million to their estimated fair value based on the analysis. The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in amortization expenses on the accompanying interim condensed statements of operations. The amount of the write down affected the carrying value of the following assets, which were acquired through mergers and acquisitions of traditional paging customers and businesses (dollars in thousands):

                                                              AMOUNT OF
DESCRIPTION                                                   WRITE DOWN
-----------                                                   ----------
Goodwill....................................................   $107,007
FCC Licenses................................................    172,698
                                                               --------
                                                               $279,705
                                                               ========

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

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Segment Reporting

     Metrocall operates in one reportable segment.

4.  REORGANIZATION AND RESTRUCTURING EXPENSES

     Reorganization expense in the accompanying interim condensed consolidated statements of operations for the three and nine months ended September 30, 2002 consist of the following (dollars in thousands):

                                                         THREE MONTHS         NINE MONTHS
                                                            ENDED                ENDED
                                                      SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                                                      ------------------   ------------------
Professional fees...................................        $6,076              $ 9,847
Accelerated amortization of debt discount...........            --                1,016
Interest Income.....................................          (181)                (181)
Severance...........................................            56                3,095
Facility lease exit costs...........................            --                4,728
                                                            ------              -------
Total reorganization expense........................        $5,951              $18,505
                                                            ======              =======
Accretion of preferred stock to liquidation
  Preference........................................        $   --              $ 4,715
                                                            ======              =======

     For the three and nine months ended September 30, 2002, $1.9 million and $9.0 million was paid for reorganization expenses, respectively. In addition, approximately $900,000 was included in general and administrative expenses for the three months ended September 30, 2002 for retention payment obligations made to certain key employees pursuant to a Key Employee Retention Plan (the "KERP") that took effect on the date our Plan was confirmed. Such payments were made in October 2002. Further, an additional $900,000 will be expensed and paid under the KERP each quarter for the next three quarters.

5.  CONTINGENCIES

Legal and Regulatory Matters

     We are subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position or results of operations.

     In November 1998, Electronic Tracking Systems Pty Limited (ETS), an Australian company, commenced a proceeding against ProNet Inc. (ProNet) (of which Metrocall is the successor) before the Industrial Relations Commission of New South Wales, Australia. ETS alleged that ProNet orally agreed to extend a contract with ETS pursuant to which ProNet had licensed its electronic tracking system to ETS in Australia and that ProNet breached the agreement. The complaint seeks damages in the amount of $33 million (Australian) (approximately US $17 million at current exchange rates), as well as declaratory and other relief. We had filed a motion to dismiss the proceeding on jurisdictional grounds, including that the contract between ETS and ProNet provides for arbitration in the State of Texas under Texas law. A justice of the Industrial Relations Commission ruled that the Commission would exercise jurisdiction over the dispute, and that decision has been upheld by a ruling of the full Commission. We sought, but were denied, permission to appeal this order to the High Court of Australia. We moved the Industrial Relations Commission to stay this litigation in light of the automatic stay granted by the Bankruptcy Court in connection with our reorganization proceedings.

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In November 2001, we commenced an arbitration proceeding before the American Arbitration Association pursuant to the contract between ProNet and ETS seeking a declaration that ProNet did not breach the agreement and that Metrocall has no liability to ETS. If successful, we would argue that this arbitral determination, and not any adjudication by the Industrial Relations Commission of New South Wales, determines the rights of the parties in the United States and everywhere else in the world except Australia. To assure our continued right to arbitrate, we obtained a permanent injunction from a Texas state court enjoining ETS and its principal from taking any actions to try to enjoin or interfere with the AAA arbitration commenced by us.

     Pursuant to an order of the Bankruptcy Court, all of the above-described matters were settled and dismissed and mutual releases were exchanged for a $15,000 payment by Metrocall in September 2002.

     Spectrum Management, L.L.C. (Spectrum) had asserted a claim against us alleging breaches of the contract under which we sold to Spectrum the electronic tracking business that we had previously acquired from ProNet, Inc. We settled this matter with Spectrum in July 2002, without adverse impact to our financial statements. The settlement was approved by the Bankruptcy Court in September 2002.

     We have filed complaints with the FCC against a number of Regional Bell Operating Companies ("RBOCs") and the largest independent telephone company for violations of the FCC's interconnection and local transport rules and the 1996 Act. The complaints alleged that these local telephone companies are unlawfully charging for local transport of the telephone companies' local traffic. We petitioned the FCC to rule that these local transport charges are unlawful and to award us a reimbursement or credit for any past charges assessed by the respective carriers since November 1, 1996, the effective date of the FCC's transport rules. On May 31, 2000, the FCC adopted a Memorandum, Opinion and Order granting most of the relief requested by us; that decision was upheld by U.S. Court of Appeals for the D.C. Circuit. We have settled our damages claims with all of these defendants as of September 30, 2002 and have executed agreements providing for the delivery by the RBOC's of the services necessary for Metrocall to service its customers.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                        METROCALL, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In July of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan.

     Accordingly, the fundamental difference in SFAS No. 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability for purposes of recognition. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

     The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

                           FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

     - our ability to implement our business strategies;

     - our reliance on another messaging company, which recently reorganized under chapter 11 of the Bankruptcy Code, to provide access to a two-way messaging network;

     - the reliance of our current business model on a continued revenue stream from advanced messaging which is otherwise subject to certain risks;

     - the restrictive covenants governing our indebtedness;

     - the impact of competition from other narrow-band businesses and emerging competition from broadband messaging services as well as ongoing and future technological developments which may render our products less attractive;

     - satellite transmission failures;

     - loss of subscribers and subscriber turnover;

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

OVERVIEW

     We are a leading provider of local, regional and national one-way or "traditional" paging and two-way or "advanced wireless data and messaging" services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Since 1993, our subscriber base has increased from less than 250,000 to a high of 6.3 million as of June 30, 2001 and is presently
4.1 million, including approximately 213,000 subscribers receiving advanced data and messaging services. This growth was achieved through a combination of internal growth and a program of mergers and acquisitions. As of September 30, 2002, we were the second largest messaging company in the United States based on the number of subscribers.

     We derive a majority of our revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless data services. While a subscriber continues to use its services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs. Our business strategy continues to focus our sales and marketing efforts on subscriber demographics that provide greater revenue stability and higher margins. While we expect to continue efforts to both maintain and add subscribers, we have down-sized our operational platform over the past eighteen months mainly through reduction-in-force initiatives and office consolidations. We do not believe any of our cost reduction efforts have had an effect on our ability to provide messaging services or customer service.

Exit from Chapter 11 and Plan of Reorganization

     On October 8, 2002, Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the "Debtors") emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Plan of Reorganization (the "Plan") that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the "Bankruptcy Court") in an order entered on September 26, 2002.

     Background

     The Debtors filed voluntary petitions for relief under chapter 11 on June 3, 2002. The chapter 11 cases were jointly administered for procedural purposes only before the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under the docket of Metrocall, Inc. Case No. 02-11579. Metrocall Ventures, Inc. (Ventures), one of our subsidiaries, did not file a voluntary petition and was not a party to the chapter 11 cases. From June 3, 2002 until October 8, 2002, Metrocall and its licensing and operating subsidiaries (collectively, the "Debtors") operated their businesses as debtors-in-possession under the Bankruptcy Code.

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

     Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. On June 3, 2002, we filed with the Bankruptcy Court our Proposed Plan of Reorganization, which was subsequently amended and supplemented on several occasions.

     Summary of the Plan

     Upon the effectiveness of our Plan, we implemented a series of operational consolidations and restructurings pursuant to the Plan, which included the following:

          (i) Each of ANMC, MSI and Mobilfone were consolidated with and into McCaw and all assets and liabilities of these companies were conveyed to McCaw.

          (ii) Metrocall, Inc. contributed all right, title and interest in all of its assets to McCaw other than (a) certain intellectual property conveyed to the license subsidiary, Metrocall USA, (b) a sufficient amount of cash to pay claims and to administer the Metrocall, Inc. estate and (c) its ownership interest in Inciscent, Inc., Metrocall USA or Ventures. These assets were contributed subject to all existing liens in place at that time. McCaw simultaneously assumed all of the underlying obligations directly attributable to these assets;

          (iii) Concurrently with the contributions by Metrocall, Inc. to McCaw, Metrocall, Inc. contributed certain intellectual property (including trademarks, trade names, and copyrights) to

     Metrocall USA. Immediately thereafter, Metrocall USA entered into a license agreement with McCaw for the use of the FCC licenses and other intellectual property; and

          (iv) Metrocall, Inc., McCaw and Metrocall USA each reorganized and continued in operations. Following the mergers and capital contributions described above, McCaw and Metrocall USA each reincorporated under the laws of the State of Delaware with amended and restated certificates of incorporation and by-laws, and McCaw was renamed Metrocall, Inc. and the former registrant, as reorganized, was renamed Metrocall Holdings, Inc.

     The reorganized and reincorporated entities are as follows: Metrocall Holdings, Inc. ("HoldCo."), formerly Metrocall, Inc.), Metrocall, Inc. ("OpCo."), formerly McCaw) and Metrocall USA, Inc. ("LicenseCo."), respectively.

     Our Plan provided for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Distributions to creditors and equity interests of the applicable Debtors have commenced and will include, among other distributions:

          (i) The execution by OpCo. of a $60.0 million senior secured promissory note and the related loan and security agreements in favor of the senior lenders under our former pre-petition $133.0 million senior secured credit facility. OpCo. is the direct borrower of the senior lenders as a result of the reorganization described above while LicenseCo together with HoldCo. and Ventures each have guaranteed the senior secured note. The guaranty of HoldCo. is secured by a pledge of its stock and ownership interests in LicenseCo., as well as a pledge of its stock and ownership interests in OpCo., Ventures and Inciscent, Inc.

          (ii) The execution by HoldCo. of $20.0 million secured PIK promissory notes and the related loan and security agreements in favor of the senior lenders. LicenseCo. and Ventures each have guaranteed the secured PIK notes.

          (iii) The payment by OpCo. to all holders of allowed general unsecured claims against any of the consolidated operating subsidiaries of 100% of such allowed claims in cash or pursuant to any other such arrangement that has been agreed to between the parties;

          (iv) Cash distributions to holders of allowed tax priority claims, administrative claims and convenience claims;

          (v) The distribution by HoldCo. of 5,300,000 shares of new Series A Preferred Stock ("Series A Preferred"), representing 88.3% of the preferred stock to be issued and $53.0 million of the total $60.0 million initial liquidation preference to holders of the allowed claims of the senior lenders;

          (vi) HoldCo. beginning no later than November 18, 2002, and through interim distributions thereafter (to give effect to resolutions of disputed claims through reserves to be established), will distribute to the holders of allowed general unsecured claims against Metrocall, Inc. 500,000 shares of the new Series A Preferred, representing 8.3% of the preferred stock to be issued and $5.0 million of the $60.0 million initial liquidation preference;

          (vii) The issuance by HoldCo. of the remaining 3.4% of new Series A Preferred, or 200,000 shares, representing $2.0 million of the $60.0 million initial liquidation preference for distribution to the Metrocall's senior executives subject to and in connection with their respective new employment agreements with HoldCo. and OpCo.; and

          (viii) The issuance by HoldCo. of 420,000 shares of its new common stock, representing 42% of the shares to be issued to the allowed claims of the senior lenders (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%) beginning by November 18, 2002 and thereafter (to give effect to resolutions of disputed claims through reserves to be established) 580,000 shares of its new common stock, representing 58% of the total shares to be issued, to the allowed holders of general unsecured claims against Metrocall, Inc. (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%).

     Holders of our preferred and common stock outstanding prior to the confirmation date of our Plan received no distributions under the Plan. Such shares of stock were canceled pursuant to the Plan.

"Right-Size" Restructuring

     Our restructuring also includes the substantial completion of certain cost-cutting measures that we began earlier in 2002. We believe that our expense reduction efforts, assuming the retention of a sizeable portion of our core customer base which provides for recurring revenues, will allow us to generate levels of operating and free cash flows sufficient to repay the senior lenders' new promissory notes. We adopted our new business plan at the beginning of 2002 which has reoriented our sales focus and operations around servicing our direct business and government customers. The new plan also reduces our cost structure to direct our efforts to management's expectations of future revenues and operating and free cash flows.

     Metrocall's business objectives and operating strategy for the remainder of 2002 focus on operating and free cash flows. Key elements of this strategy include:

     - Subscriber retention efforts;

     - Cost containment and reduction; and

     - Advanced messaging.

     SUBSCRIBER RETENTION EFFORTS -- We expect that the demand for our traditional paging services and related revenues will continue to decrease. We intend to focus our attention on the placement of traditional paging services but have shifted our sales emphasis to existing and potential business and government subscribers placed by our direct sales force. We believe these customers provide a higher average monthly revenue per unit ("ARPU") and lower deactivation percentages than our other subscribers. We believe because of our more concentrated focus on our direct business and government customers and the expected decrease in demand by subscribers, that we can reduce the number of our field service positions and de-emphasize and/or reduce certain direct sales channels such as our company-owned retail stores as well as certain indirect distribution channels, both of which have high subscriber churn statistics.

     As a result of our new business objectives and the de-emphasis of certain sales channels, we have reduced our selling and marketing work force by 663 positions to 738 employees at September 30, 2002 from January 1, 2002. We expect to reduce our selling and marketing positions by the end of 2002 by approximately 51 additional positions to 687. We expect that many of these remaining reductions will occur through normal attrition. We have also revised our incentive commission plans for members of our sales force who are successful in retaining traditional subscribers. We will seek to maintain a close relationship with our existing customers by maintaining decentralized sales and marketing operations and by providing value-added services tailored to customers' needs.

     In addition, we will continue to offer advanced messaging services and sell PCS phones to subscribers who require wireless messaging beyond the capabilities of traditional paging. We currently sell cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless, Inc. and Nextel Communications, Inc. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services.

     COST CONTAINMENT AND REDUCTION -- We believe we must continue to reduce our operating expenses in the future to offset the expected continued reduction in our traditional paging subscriber base and a lower than anticipated growth rate for advanced messaging subscribers in 2002. We believe these reductions will be necessary to ensure that we will have the continued liquidity and resources to continue to provide our traditional and advanced messaging services. We believe we can further reduce our operating expenses without affecting our airtime or customer service because of further centralization of customer service functions and the lower number of subscribers receiving services. Such containment and reduction initiatives are expected to include:

     - Continued rationalization of network operations;

     - Consolidation of call center services;

     - Consolidation of billing platforms; and

     - Other initiatives.

     Continued rationalization of network operations -- We expect to further rationalize our network operations as we continue to migrate subscribers from under-utilized frequencies. During 2002, we expect to deconstruct at least 300 transmitters and implement other telecommunication savings initiatives. As of September 30, 2002, we deconstructed 287 transmitters and achieved telecommunication expense reductions of approximately $2.7 million on an annual basis.

     Consolidation of call center services -- At December 31, 2001, we had three call centers in operation and numerous field operation centers that handled customer service requirements. In early 2002, we consolidated two of the call centers into one larger call center in Pensacola, Florida.

     Consolidation of billing platforms -- We currently operate three separate billing platforms. During 2002, we will convert two of these platforms into our largest system, providing for a consolidated, more efficient billing platform covering all of our operations. In mid-June 2002, we completed the conversion of one platform and expect to complete the conversion of the second platform by year-end 2002. The conversion of each of these systems will result in reductions in licensing fees, MIS support, field customer service costs and other incidental expenses. We believe these conversions will permit us to more effectively manage our customer base and provide customer service support.

     Other initiatives -- Due to the reduction in our subscriber base, we believe we will be able to reduce positions in general, administrative and overhead support functions without materially adversely affecting operations or customer service. Although we will focus on subscriber retention and placements in our traditional operations, we believe that our efforts will be on direct customer placements rather than in indirect channels. In addition, given the expected overall reduction in traditional subscribers, we do not believe we will be required to employ the same number of employees as we would in a growth mode. We also believe that continued work force reduction is possible given our management information systems, recent upgrades to our customer service operations and the reduction in the subscriber base which has resulted in a decrease in staffing requirements in our billing and collections departments, inventory, and customer service areas and as such, expect no impact on provisioning of airtime or customer services.

     Overall, we expect to reduce our workforce by an annual total of approximately 1,003 positions by the end of 2002 of which reductions of 948 had occurred by September 30, 2002. Metrocall estimates severance and other cash payouts to affected employees will equal up to $5.0 million of which approximately $3.5 million was paid by September 30, 2002.

     There can be no assurances that we will achieve the desired savings or results from these initiatives.

     ADVANCED MESSAGING -- Metrocall offers advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. Since December 31, 2000, we have added approximately 101,000 net subscribers to these services; the majority of these subscribers rent their advanced messaging devices from us for periods of up to or greater than 12 months. Under the terms of the rental agreements with these customers, we receive monthly rental revenue for each unit and do not expect to recover the device acquisition cost for a period of up to 8 months following its placement. During the remainder of 2002, we will continue to both lease and sell two-way paging devices using existing inventory. We expect to maintain current ARPU levels as we focus on direct distribution placements. We expect our existing inventory level to be adequate for placements in this channel to mid-year 2003. As a result, we do not expect to achieve the subscriber growth percentages we had experienced in 2000 and 2001 but expect to substantially reduce the amount of capital expenditures we incur.

     Notwithstanding the above, our ability to offer narrowband PCS services under our alliance agreement with Weblink could be affected by Weblink's plan of reorganization recently implemented after its emergence from its own chapter 11 proceedings. In addition, pursuant to our alliance agreement, we are also required to fund, if Weblink satisfies its obligations, an engineering charge not to exceed $15.0 million payable in four equal quarterly installments beginning no later than October 2004.

Product Sourcing and Key Suppliers

     We do not manufacture any of the paging or messaging devices, infrastructure and other equipment used in our operations. While the equipment used in Metrocall's operations is available for purchase from multiple sources, we have historically limited the number of suppliers to achieve volume cost savings and, therefore, depend on such manufacturers to obtain sufficient inventory. We have purchased messaging devices primarily from Motorola, Inc. (Motorola) and purchased terminals and transmitters primarily from Glenayre Electronics, Inc. (Glenayre). While both Motorola and Glenayre will no longer sell the messaging equipment we use, we have taken measures in an effort to mitigate any risks to our business. We currently procure traditional paging devices through a number of manufacturers other than Motorola and anticipate that manufacturers other than Motorola will offer advanced messaging devices and network equipment to satisfy Metrocall's future requirements.

     Our ability to satisfy the product demand for advanced messaging equipment could be affected by Motorola's unilateral announcement to abandon the product supply business and the uncertainty of the availability of replacement product. Either of these contingencies could adversely affect Metrocall's ability to offer narrowband PCS services.

     In the first quarter of 2002, we entered into a final purchase agreement with Motorola pursuant to which we prepaid Motorola for our final order of advanced messaging devices. We believe that this purchase agreement has provided us with sufficient quantities of advanced messaging devices to meet our needs through mid-year 2003.

     Motorola has licensed both its one-way and two-way technology and patent rights to multiple manufacturers. A current supply of one-way devices exists to fulfill our future requirements. Two-way messaging devices are in development by several manufacturers and may be available in the first quarter of 2003. We can make no assurances, however, that we will have a source (as Motorola was) for two-way devices of comparable quality or quantities that will be available after the current inventory is exhausted.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our ability to continue as a going concern is dependent upon several factors, including, but not limited to our ability to (i) generate sufficient cash flows to meet our obligations, on a timely basis, (ii) continue to obtain uninterrupted supplies and services from our vendors; (iii) retain employees, and (iv) reduce capital expenditures and operating expenses.

     Our liquidity position is also influenced by the timing of accounts receivable collections and disbursements to vendors and employees. We invoice approximately 85% of our customers monthly in advance of providing our services and our days receivables outstanding averages approximately 35 days. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunication providers and facility and site landlords are made on a monthly basis. We have customary trade terms with most of our vendors. In light of Metrocall's financial circumstances, in several instances where alternative sources of procurement were not available, several vendors have required us to pay for goods and services in advance. For instance, Metrocall was required to prepay to Motorola for certain products in February 2002, as a result of Motorola's election to discontinue this segment of its business. We believed this pre-payment for equipment was necessary to ensure adequate availability of advanced messaging equipment through mid-year 2003. Since our Plan became effective on October 8, 2002, we have been able to restore customary trade credit with the substantial majority of our other major suppliers.

     In connection with the Plan, we discharged our indebtedness under the old credit facility and senior subordinated notes. The following details our capitalization as of October 8, 2002 and on a pro forma basis giving effect to the Plan (dollars in thousands):

                                                               SEPTEMBER 30, 2002
                                                              ---------------------
                                                               ACTUAL     PRO FORMA
                                                              ---------   ---------
Cash and cash equivalents...................................  $  52,950   $ 52,950*
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Borrowings under credit facility............................  $ 133,000   $     --
Principal on senior subordinated notes......................    626,802          0
Capital lease obligations...................................      1,785      1,785
HoldCo. Senior subordinated PIK note........................          0     20,000**
OpCo. Senior secured promissory note........................          0     60,000**
                                                              ---------   --------
  Total.....................................................    761,587     81,785
Old Series A Preferred......................................     80,346          0
New Series A PIK Preferred..................................          0     60,000**
STOCKHOLDERS' EQUITY (DEFICIT)
Common equity...............................................   (843,083)         0**
  Total capitalization......................................  $  (1,150)  $141,785
                                                              =========   ========

---------------

 * Includes reserves established for tax claims and administrative expenses payable pursuant to the Plan in the amount of $10.2 million.

** At liquidation value.

     The following describes the debt and preferred equity securities issued under the Plan:

     Senior Secured Promissory Note. The $60.0 million senior secured promissory note issued by OpCo and guaranteed by HoldCo. and its subsidiaries accrues interest at the prime lending rate plus a margin of 2.875%. Interest payments are made on the last business day of each month. The maturity date of the note is March 31, 2004. The promissory note is secured by substantially all of our assets. The promissory note will amortize on a quarterly basis beginning in March 2003 according to the following schedule (dollars in millions):

                                                              QUARTERLY
PAYMENT DATES                                                  AMOUNT
-------------                                                 ---------
March 31, 2003..............................................     10.0
June 30, 2003...............................................      7.0
September 30, 2003..........................................      4.0
December 31, 2003...........................................      2.0
March 31, 2004..............................................     37.0
                                                                -----
  Total.....................................................    $60.0
                                                                =====

     Within 5 business days of December 31, 2002 and thereafter within five business days after the end of each fiscal quarter, we are required to make a mandatory repayment of 100% of our Unrestricted Cash in excess of $10.0 million. To the extent that such mandatory prepayments are made, the payments will be applied to the scheduled amortization payments described in the table above in inverse order of maturity. Unrestricted Cash means cash on hand with HoldCo., OpCo. and LicenseCo. excluding (i) cash necessary to make distributions pursuant to our Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by Permitted Liens.

     Senior Subordinated PIK Promissory Note. The $20.0 million senior subordinated PIK promissory note issued by HoldCo. and guaranteed by LicenseCo. and Ventures accrues interest at a rate of 12% per annum due quarterly in arrears by issuance of additional senior secured promissory notes until the senior secured promissory note is fully repaid. Thereafter, interest shall be due and payable monthly in arrears in cash. The maturity date of the note is December 31, 2004. The promissory note is secured by substantially all of our assets. The facility will amortize on a quarterly basis beginning in June 2004 according to the following schedule (dollars in millions):

                                                              QUARTERLY
PAYMENT DATES                                                  AMOUNT
-------------                                                 ---------
June 30, 2004...............................................    $ 3.0
September 30, 2004..........................................      2.0
December 31, 2004...........................................     15.0
                                                                -----
  Total.....................................................    $20.0
                                                                =====

     Upon payment in full of the senior secured promissory note and the end of each quarter thereafter, we are required to reduce the PIK note by an amount equal to 100% of our Unrestricted Cash (as defined with respect to the senior secured promissory note) in excess of $10.0 million. This prepayment shall be payable within five business days of the end of each such quarter.

     Under the promissory notes, we are required to remain in compliance with certain financial covenants including (i) a ratio of total net debt to annualized operating cash flow not to exceed the ratio of 1.0:1.0; and, (ii) a ratio of operating cash flow to cash interest expense that must exceed the ratio of 2.0:1.0 at all times. In addition, there are limitations on system and pager device capital expenditures.

     Series A Preferred Stock. HoldCo. will issue 6.0 million shares of Series A Preferred with an initial liquidation of $60.0 million or $10.0 per share. The Series A Preferred accrues dividends at a rate of 15% per annum compounded quarterly. Dividends on the Series A Preferred accrue (but will not become payable) and increase the initial liquidation preference until such time as the promissory notes are repaid in full and thereafter dividends shall accrue and become payable in cash.

     After repayment of the promissory notes, the Series A Preferred will be redeemed on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by amount equal to 100% of Unrestricted Cash (as defined with respect to the senior secured promissory note) over $10.0 million. All of the shares of the Series A Preferred will be redeemed on or before the later of December 31, 2006 or 180 days after the date that the PIK note is paid in full.

     Cash and cash equivalents. Cash and cash equivalents balances were approximately $52.9 million and approximately $44.0 million at September 30, 2002 and November 8, 2002, respectively. We believe that these balances plus cash expected to be generated from operations will be sufficient to meet our financial obligations and fund capital expenditure requirements during the remainder of 2002. Pursuant to our Plan, we have also reserved funds of approximately $10.2 million for estimated tax and administrative expense claims that may be paid out by the company as such claims are resolved. These balances are excluded from the cash and cash equivalents amount at November 8, 2002 and will be excluded from the cash required to be applied to the mandatory prepayments of our promissory notes as described above.

CASH FLOWS

     For the nine months ended September 30, 2002, net cash provided by operating activities increased by approximately $28.0 million from $35.4 million for the nine months ended September 30, 2001 to

$63.4 million for the nine months ended September 30, 2002. The increase in cash provided by operating activities was primarily the result of the reduction of our net loss before depreciation offset by changes in working capital.

     Net cash used in investing activities decreased approximately $17.7 million from $51.7 million for the nine months ended September 30, 2001 to $34.0 million for the nine months ended September 30, 2002. The decrease in net cash used for investing activities was primarily the result of a decrease in the purchase of subscriber equipment. Capital expenditures were approximately $49.3 million and $33.2 million for the nine-months ended September 30, 2001 and 2002, respectively. Capital expenditures for the nine months ended September 30, 2001 included approximately $41.7 million for subscriber equipment, representing increases in wireless devices on hand and net increases and betterments to the rental subscriber base, while subscriber equipment purchases for the nine months ended September 30, 2002 were approximately $29.3 million. The balance of capital expenditures included $2.3 million for information systems and computer related equipment, $0.6 million for network construction and development and $0.9 million for general purchases including leasehold improvements and office equipment.

     Estimated capital expenditures for the remainder of 2002 are approximately $7.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement. Metrocall expects that its capital expenditures for the year ending December 31, 2002, will be available from its available cash flow. We expect future capital expenditures to be limited to the expenditure covenants outlined in our new promissory note agreements.

     Net cash used by financing activities increased approximately $0.1 million from $0.5 million for the nine months ended September 30, 2001 to $0.6 million for the nine months ended September 30, 2002. These activities reflect payment of principal on a capital lease. With the issuance of the promissory notes in connection with the Plan, we expect to repay at least $26.5 million of the $60.0 million senior secured promissory note within the first five business days of January 2003.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH 2001

REVENUES

     The following table sets forth the amounts of revenues and the percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended September 30, 2001 and 2002.

                         CONSOLIDATED PAGING OPERATIONS

                                      SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                          2001        REVENUES       2002        REVENUES   (DECREASE)
                                      -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance.......   $  115,304       95.8      $   92,395       96.7     $   (22,909)
Product sales.......................       11,433        9.5           6,833        7.1          (4,600)
                                       ----------      -----      ----------      -----     -----------
Total revenues......................      126,737      105.3          99,228      103.8         (27,509)
Net book value of products sold.....       (6,334)      (5.3)         (3,675)      (3.8)         (2,659)
                                       ----------      -----      ----------      -----     -----------
Net revenues........................   $  120,403      100.0      $   95,553      100.0     $   (24,850)
                                       ==========      =====      ==========      =====     ===========
ARPU................................        $6.30                      $7.10                      $0.80
Number of subscribers...............    5,937,170                  4,071,547                 (1,865,623)

                         TRADITIONAL PAGING OPERATIONS

                                      SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                          2001        REVENUES       2002        REVENUES   (DECREASE)
                                      -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance.......   $  102,613       94.9      $   77,667       96.5     $   (24,946)
Product sales.......................        8,070        7.4           4,142        5.1          (3,928)
                                       ----------      -----      ----------      -----     -----------
Total revenues......................      110,683      102.3          81,809      101.6         (28,874)
Net book value of products sold.....       (2,517)      (2.3)         (1,317)      (1.6)         (1,200)
                                       ----------      -----      ----------      -----     -----------
Net revenues........................   $  108,166      100.0      $   80,492      100.0     $   (27,674)
                                       ==========      =====      ==========      =====     ===========
ARPU................................        $5.81                      $6.27                      $0.46
Number of subscribers...............    5,706,883                  3,858,324                 (1,848,559)

     Traditional paging service, rent and maintenance revenues decreased approximately $24.9 million from $102.6 million for the three months ended September 30, 2001 ("2001") to $77.7 million for the three months ended September 30, 2002 ("2002"). Since July 2001, traditional units in service have decreased in both the direct and indirect distribution channels. From September 30, 2001, direct distribution channel subscribers have decreased 356,907 units as a result of subscriber conversions to Metrocall's advanced messaging services and cancellations. From September 30, 2001, indirect distribution subscribers, mainly in Metrocall's reseller and strategic alliance channels, have decreased by 1,491,652 units. The decrease in the number of indirect subscribers primarily resulted from a decrease in demand for traditional paging products in the reseller channel and our desire to increase the average monthly revenue per unit
(ARPU) in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base and in particular indirect subscribers, ARPU for 2002 increased $0.46 to $6.27 from 2001.

     We expect that revenues generated from our traditional paging operations will continue to decrease due to the continued pressures of competing technologies attracting existing subscribers and increased competition. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of customer churn.

     Product sales from traditional operations decreased approximately $3.9 million from $8.0 million in 2001 to $4.1 million in 2002 and decreased as a percentage of net revenues from 7.4% in 2001 to 5.1% in 2002. Net book value of products sold decreased approximately $1.2 million from $2.5 million in 2001 to $1.3 million in 2002 and decreased as a percentage of net revenues from 2.3% in 2001 to 1.6% in 2002. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2002.

                         ADVANCED MESSAGING OPERATIONS

                                        SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                            2001        REVENUES       2002        REVENUES   (DECREASE)
                                        -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance.........     $12,691       103.7        $14,728        97.8      $  2,037
Product sales.........................       3,363        27.5          2,691        17.9          (672)
                                           -------       -----        -------       -----      --------
Total revenues........................      16,054       131.2         17,419       115.7         1,365
Net book value of products sold.......      (3,817)      (31.2)        (2,358)      (15.7)       (1,459)
                                           -------       -----        -------       -----      --------
Net revenues..........................     $12,237       100.0        $15,061       100.0      $  2,824
                                           =======       =====        =======       =====      ========
ARPU..................................      $19.59                     $22.65                     $3.06
Number of subscribers.................     230,287                    213,223                   (17,064)

     Advanced messaging service, rent and maintenance revenues increased $2.0 million to approximately $14.7 million in 2002. The increase in service, rent and maintenance revenues was the result of a shift in the subscriber distribution mix as a greater percentage of subscribers were in direct distribution channels than in the past. We expect that our advanced messaging service, rent and maintenance revenues will remain flat for the remainder of 2002.

     Product sales from advanced messaging operations decreased approximately $0.7 million to $2.7 million in 2002. Net book value of products sold decreased $1.4 million to approximately $2.4 million in 2002. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs up to the amount of product sales revenues are deferred and recognized over the expected customer life.

OPERATING EXPENSES

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended September 30, 2001 and 2002.

                                        SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                            2001        REVENUES       2002        REVENUES   (DECREASE)
                                        -------------   --------   -------------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance.........    $ 30,638        25.4        $25,174        26.3      $ (5,464)
Selling and marketing.................      22,377        18.6         12,778        13.4        (9,599)
General and administrative............      40,113        33.3         31,659        33.1        (8,454)
Reorganization expenses...............       2,417         2.0          5,951         6.2         3,534
Depreciation..........................      30,812        25.6         17,014        17.8       (13,798)
Amortization..........................      16,507        13.7             --          --       (16,507)
                                          --------       -----        -------        ----      --------
                                          $142,864       118.6        $92,576        96.8      $(50,288)
                                          ========       =====        =======        ====      ========

                                                   SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                       2001            2002        (DECREASE)
                                                   -------------   -------------   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance............      $1.67           $1.95         $ 0.28
Monthly selling and marketing....................      $1.22           $0.99         $(0.23)
Monthly general and administrative...............      $2.20           $2.46         $ 0.26
                                                       -----           -----         ------
Average monthly operating costs..................      $5.09           $5.40         $ 0.31
                                                       =====           =====         ======

     Overall, we experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2001 to 2002. Average monthly operating cost per unit increased $0.31 from $5.09 per unit for 2001 to $5.40 per unit for 2002. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses decreased approximately $5.5 million from $30.6 million in 2001 to $25.1 million in 2002 and increased as a percentage of net revenues from 25.4% in 2001 to 26.3% in 2002. Monthly service, rent and maintenance expense per unit increased from $1.67 per unit in 2001 to $1.95 per unit in 2002. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, salaries and dispatching costs. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs and other cost cutting initiatives undertaken in connection with our restructuring. We expect that service, rent and maintenance expenses in the fourth quarter of 2002 will remain consistent with the results for the three months ended September 30, 2002.

     Selling and marketing expenses decreased approximately $9.6 million from $22.4 million in 2001 to $12.8 million in 2002 and decreased as a percentage of net revenues from 18.6% in 2001 to 13.4% in 2002. The overall expense decrease was primarily the result of reductions in salaries and commissions and other related expenses as a result of a smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit decreased from $1.22 per unit in 2001 to $0.99 per unit in 2002. We expect our selling and marketing expenses for the three months ended December 31, 2002 to remain relatively consistent with expenses incurred in the past three months.

     General and administrative expenses decreased by $8.5 million from $40.1 million in 2001 to $31.6 million, and decreased as a percentage of net revenues from 33.3% in 2001 to 33.1% in 2002. The decrease in general and administrative expenses was primarily the result of a reduction in salaries, taxes, and other related expenses, and rent, due to several cost containment initiatives that focused on the back office centralization and rationalization related to our restructuring. General and administrative expenses in 2002 also included approximately $0.9 million related to retention bonuses incurred in connection with our reorganization. We expect general and administrative expenses to decrease in future quarters as a result of continuing cost reduction initiatives. Such past initiatives have included a reduction in administrative and overhead positions, minimization in the utilization of temporary and other professional services and continued consolidation of certain overhead functions related to our restructuring.

     Reorganization and restructuring related expenses of $6.0 million were included in the accompanying statements of operations for 2002. Such costs include costs incurred for legal, financial and investment banking services received in connection with our debt restructuring efforts described herein, severance costs, facility lease exit costs, and accelerated amortization of debt discount. Our operational restructuring initiatives are more fully described under "Right-Size Restructuring Plan."

     Depreciation expense decreased approximately $13.8 million from $30.8 million in 2001 to $17.0 million in 2002. The decrease in depreciation expense resulted mainly from a reduction in the basis of our assets, due to the impairment charges taken during the second and fourth quarters of 2001.

     Amortization expenses decreased approximately $307.3 million from $307.3 million in 2001 to $0.00 in 2002. This decrease was the result of the write down of all our intangible assets by December 31, 2001.

OTHER INCOME/(EXPENSES)

                                                   SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                       2001            2002        (DECREASE)
                                                   -------------   -------------   -----------
Other income/(expenses), net.....................    $ (2,738)        $   594       $  3,332
Interest expense.................................    $(20,613)        $(2,659)      $(17,954)
Net income/(loss)................................    $(45,812)        $   912       $(46,724)
Preferred dividends and accretion................    $ (2,636)        $    --       $ (2,636)

     Interest expense decreased approximately $18.0 million, from $20.6 million in 2001 to $2.6 million in 2002. The decrease was primarily the result of the cessation of interest expense recorded on our senior subordinated notes on June 3, 2002 as a result of following AICPA Statement of Position (SOP) 90-7 following our chapter 11 filing. Contractual interest that would have been recognized for the three months ended September 30, 2002 was $21.5 million.

     Metrocall's net loss decreased approximately $46.7 million from ($45.8) million in 2001 to $0.9 million in 2002 mainly as a result of the above mentioned events.

     Preferred dividends and accretion decreased approximately $2.6 million in 2002 from $2.6 million in 2001 to $0.0 million in 2002 as a result of the cessation of dividends recorded on our Series A Preferred on June 3, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH 2001

REVENUES

     The following table sets forth the amounts of revenues and the percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the nine month periods ended September 30, 2001 and 2002.

                         CONSOLIDATED PAGING OPERATIONS

                                      SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                          2001        REVENUES       2002        REVENUES   (DECREASE)
                                      -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance.......   $  351,632       96.1      $  294,003       96.8     $   (57,629)
Product sales.......................       33,404        9.2          23,777        7.9          (9,627)
                                       ----------      -----      ----------      -----     -----------
Total revenues......................      385,036      105.3         317,780      104.7         (67,256)
Net book value of products sold ....      (19,305)      (5.3)        (14,176)      (4.7)         (5,129)
                                       ----------      -----      ----------      -----     -----------
Net revenues........................   $  365,731      100.0      $  303,604      100.0     $   (62,127)
                                       ==========      =====      ==========      =====     ===========
ARPU................................        $6.29                      $6.79                      $0.50
Number of subscribers...............    5,937,170                  4,071,547                 (1,865,623)

                         TRADITIONAL PAGING OPERATIONS

                                      SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                          2001        REVENUES       2002        REVENUES   (DECREASE)
                                      -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance.......   $  319,459       95.2      $  249,753       96.4     $   (69,706)
Product sales.......................       26,524        7.9          15,537        6.0         (10,987)
                                       ----------      -----      ----------      -----     -----------
Total revenues......................      345,983      103.1         265,290      102.4         (80,693)
Net book value of products sold.....      (10,291)      (3.1)         (6,233)      (2.4)         (4,058)
                                       ----------      -----      ----------      -----     -----------
Net revenues........................   $  335,692      100.0      $  259,057      100.0     $   (76,635)
                                       ==========      =====      ==========      =====     ===========
ARPU................................        $5.87                      $6.27                      $0.40
Number of subscribers...............    5,706,883                  3,858,324                 (1,848,559)

     Traditional paging service, rent and maintenance revenues decreased approximately $69.7 million from $319.4 million for the nine months ended September 30, 2001 ("2001") to $249.7 million for the nine months ended September 30, 2002 ("2002"). Since July 2001, traditional units in service have decreased in both the direct and indirect distribution channels. From September 30, 2001, direct distribution channel subscribers have decreased 356,907 units as a result of subscriber conversions to Metrocall's advanced messaging services and cancellations. From September 30, 2001, indirect distribution subscribers, mainly in Metrocall's reseller and strategic alliance channels, have decreased by 1,491,652 units. The decrease in the number of indirect subscribers was mainly the result of a decrease in demand for traditional paging products in the reseller channel and our desire to increase the average monthly revenue per unit
(ARPU) in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base, and mainly indirect channels, ARPU for 2002 increased by $0.40 to $6.27 from 2001.

     We expect that revenues generated from our traditional paging operations will continue to decrease in the foreseeable future. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of customer churn.

     Product sales from traditional operations decreased approximately $11.0 million from $26.5 million in 2001 to $15.5 million in 2002 and decreased as a percentage of net revenues from 7.9% in 2001 to 6.0% in 2002. Net book value of products sold decreased approximately $4.1 million from $10.3 million in 2001 to $6.2 million in 2002 and decreased as a percentage of net revenues from 3.1% in 2001 to 2.4% in 2002. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2002.

                         ADVANCED MESSAGING OPERATIONS

                                      SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                          2001        REVENUES       2002        REVENUES   (DECREASE)
                                      -------------   --------   -------------   --------   -----------
REVENUES
Service, rent and maintenance.......    $ 32,173       107.1       $ 44,250        99.3         $12,077
Product sales.......................       6,880        22.9          8,240        18.5           1,360
                                        --------       -----       --------       -----     -----------
Total revenues......................      39,053       130.0         52,490       117.8          13,437
Net book value of products sold.....      (9,014)      (30.0)        (7,943)      (17.8)         (1,071)
                                        --------       -----       --------       -----     -----------
Net revenues........................    $ 30,039       100.0       $ 44,547       100.0         $14,508
                                        ========       =====       ========       =====     ===========
ARPU................................      $19.91                     $22.65                       $2.74
Number of subscribers...............     230,287                    213,223                     (17,064)

     Advanced messaging service, rent and maintenance revenues increased $12.1 million to approximately $44.3 million in 2002. The increase in service, rent and maintenance revenues was the result of a shift in the subscriber distribution mix as a greater percentage of subscribers were in direct distribution channels than in the past. We expect that our advanced messaging service, rent and maintenance revenues will remain flat for the remainder of 2002.

     Product sales from advanced messaging operations increased approximately $1.4 million to $8.2 million in 2002. Net book value of products sold decreased $1.1 million to approximately $7.9 million in 2002 primarily as a result of increased depreciation on advanced messaging equipment sold. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs up to the amount of product sales revenues are deferred and recognized over the expected customer life.

OPERATING EXPENSES

     The following tables set forth the amounts of operating expenses and related percentages of net revenues represented by certain items in Metrocall's Interim Condensed Consolidated Statements of Operations and certain other information for the periods ended September 30, 2001 and 2002.

                                       SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF     INCREASE OR
                                           2001        REVENUES       2002        REVENUES   (DECREASE)
                                       -------------   --------   -------------   --------   -----------
OPERATING EXPENSES
Service, rent and maintenance........    $ 95,001        26.0       $ 79,533        26.2      $ (15,468)
Selling and marketing................      71,412        19.5         50,064        16.5        (21,348)
General and administrative...........     123,434        33.7        100,744        33.2        (22,690)
Reorganization expenses..............      12,876         3.5         18,505         6.1          5,629
Depreciation.........................      95,811        26.2         58,634        19.3        (37,177)
Amortization.........................     351,350        96.1             --          --       (351,350)
                                         --------       -----       --------       -----      ---------
                                         $749,884       205.0       $307,480       101.3      $(442,404)
                                         ========       =====       ========       =====      =========

                                                   SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                       2001            2002        (DECREASE)
                                                   -------------   -------------   -----------
OPERATING EXPENSES PER UNIT IN SERVICE
Monthly service, rent and maintenance............      $1.70           $1.87         $ 0.17
Monthly selling and marketing....................      $1.28           $1.18         $(0.10)
Monthly general and administrative...............      $2.21           $2.37         $ 0.16
                                                       -----           -----         ------
Average monthly operating costs..................      $5.19           $5.42         $ 0.23
                                                       =====           =====         ======

     Overall, we experienced an increase in average monthly operating costs per unit in service (operating costs per unit before depreciation and amortization) from 2001 to 2002. Average monthly operating cost per unit increased $0.23 from $5.19 per unit for 2001 to $5.42 per unit for 2002. Each operating expense is discussed separately below.

     Service, rent and maintenance expenses decreased approximately $15.5 million from $95.0 million in 2001 to $79.5 million in 2002 and increased as a percentage of net revenues from 26.0% in 2001 to 26.2% in 2002. Monthly service, rent and maintenance expense per unit increased from $1.70 per unit in 2001 to $1.87 per unit in 2002. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, supplies, salaries, rent, and dispatching costs. There has been a partially offsetting increase in tower rent expenses, and an increase in the two-way provisioning costs to Weblink as a result of the increased number of units that have been placed on the Weblink network since

September 30, 2001. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs and other cost cutting initiatives related to our restructuring.

     Selling and marketing expenses decreased approximately $21.3 million from $71.4 million in 2001 to $50.1 million in 2002 and decreased as a percentage of net revenues from 19.5% in 2001 to 16.5% in 2002. The overall expense decrease was primarily the result of reductions in salaries and commissions and other related expenses as a result of smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has decreased from $1.28 per unit in 2001 to $1.18 per unit in 2002.

     General and administrative expenses decreased by $22.7 million from $123.4 million in 2001 to $100.7 million, and decreased as a percentage of net revenues from 33.7% in 2001 to 33.2% in 2002. The decrease in general and administrative expenses was primarily the result of a reduction in salaries and other related expenses, telephone administrative services, bad debt, rent and professional service, due to several cost containment initiatives that focused on the back office centralization and rationalization due to our restructuring and reduction in revenues. General and administrative expenses in 2002 also included approximately $0.9 million related to retention bonuses in connection with our reorganization.

     Reorganization related expenses of $18.5 million were included in the accompanying statements of operations for 2002. Such costs include approximately $9.8 million costs incurred for legal, financial and investment banking services received in connection with our debt restructuring efforts and Chapter 11 proceedings described herein, severance costs of approximately $3.0 million, facility lease exit costs of approximately $4.7 million, and accelerated amortization of debt discount of approximately $1.0 million.

     Depreciation expense decreased approximately $37.2 million from $95.8 million in 2001 to $58.6 million in 2002. The decrease in depreciation expense resulted mainly from a reduction in the basis of our assets, the result of an impairment charge taken during the fourth quarter of 2001.

     Amortization expenses decreased approximately $351.0 million from $351.0 million in 2001 to $0.00 in 2002. This decrease was the result of the write down of all our intangible assets in 2001.

OTHER INCOME/(EXPENSES)

                                                   SEPTEMBER 30,   SEPTEMBER 30,   INCREASE OR
                                                       2001            2002        (DECREASE)
                                                   -------------   -------------   -----------
Other income/(expenses), net.....................    $  (6,218)      $ (1,036)      $  5,182
Interest expense.................................    $ (61,793)      $(39,364)      $ 22,429
Net loss.........................................    $(452,164)      $(44,276)      $407,888
Preferred dividends and accretion................    $  (7,670)      $ (9,570)      $ (1,900)

     Interest expense decreased approximately $22.4 million, from $61.8 million in 2001 to $39.4 million in 2002. The decrease was primarily the result of the cessation of interest expense on our senior subordinated notes on September 3, 2002 as a result of following AICPA SOP 90-7 following our chapter 11 filing. Contractual interest that would have been recognized for the nine months ended September 30, 2002 was $64.4 million.

     Metrocall's net loss decreased approximately $407.9 million from $452.2 million in 2001 to $44.3 million in 2002 mainly as a result of the above mentioned events.

     Preferred dividends and accretion increased approximately $1.9 million in 2002 from $7.7 million in 2001 to $9.6 million in 2002. The increase was the result of a $4.7 million of additional accretion expense recognized to increase the book value of our preferred stock to its liquidation value as of the June 3, 2002 petition date in accordance with SOP 90-7, offset by the foregone dividends expense associated with the cessation of dividends recognition as of June 3, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2002, we had $133.0 million outstanding under our credit facility and $626.8 million aggregate principal amount outstanding of senior subordinated notes. Please refer to Item 2 with respect to treatment of such obligations under our Plan of Reorganization.

ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report and under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in the reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Please refer to Note 5 of the interim condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES

     See Part 1, Item 2 for a discussion of our Plan of Reorganization and the cancellation of all 'predecessor' common stock and preferred stock interests in accordance with our Plan, effective October 8, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See Part I, Item 2 for a discussion of our Plan of Reorganization.

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

     (b) Reports on Form 8-K

     Form 8-K filed July 25, 2002 reporting that the Bankruptcy Court approved the adequacy of the Second Amended Disclosure Statement for Metrocall, Inc and certain of its subsidiaries and authorized Metrocall to begin soliciting votes for its Plan of Reorganization.

     Form 8-K filed July 11, 2002 (i) reporting the filing by Metrocall, Inc. and certain of its subsidiaries of a motion requesting that the Bankruptcy Court enter an order (1) scheduling a hearing on confirmation of the proposed joint plan of reorganization (2) establishing objection deadlines and procedures and
(3) approving forms of notice, ballot and solicitation procedures; and (ii) reporting that the Bankruptcy Court entered a final order granting Metrocall Inc.'s motion establishing notification procedures regarding applicability of the automatic stay limiting certain transfers of common stock, preferred stock and interests there-in.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2002                  METROCALL, INC.

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

                                 CERTIFICATION

I, William L. Collins, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metrocall Holdings, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ WILLIAM L. COLLINS III
  ------------------------------------------------------------------------------
                                          William L. Collins III
                                          President and Chief Executive Officer

                                 CERTIFICATION

I, Vincent D. Kelly, certify that:

     1. I have reviewed this quarterly report on Form 10-K of Metrocall Holdings, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                          /s/ VINCENT D. KELLY
  ------------------------------------------------------------------------------
                                          Vincent D. Kelly
                                          Chief Financial Officer, Chief
                                          Operating Officer,
                                          Treasurer and Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
  11.1   Statement re: computation of per earnings share
  99.1   Certification pursuant to 18 U.S.C. Section 1350 (Section
         906 of the Sarbanes-Oxley Act of 2002)