Form 10-K
period 2002-12-31
METROCALL INC
filed 2003-03-31
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number: 0-21924

METROCALL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of incorporation)	54-1215634 (I.R.S. Employer Identification No.)

6677 Richmond Highway, Alexandria, Virginia (Address of Principal Executive Offices)	22306 (Zip Code)

Registrant’s Telephone Number, including area code: (703) 660-6677

Securities registered pursuant to Section 12(b) of the Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock ($.01 par value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12(b-2).  Yes ☐  No ☒

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

      The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,000,000 based on the closing sales price on March 1, 2003.

      Common Stock, par value $0.01 — 991,398 shares outstanding on March 1, 2003

DOCUMENTS INCORPORATED BY REFERENCE:

      Additional documents will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

Forward-looking Statements

      This Annual Report on Form 10-K includes or incorporates forward-looking statements. Metrocall has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things those discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition, and Results of Operations,” and as follows:

•	Our ability to implement our business strategies;

•	the impact of competition from other narrow-band businesses and emerging competition from broadband messaging services as well as ongoing and future technological developments which may render our products less attractive;

•	our reliance on another messaging company, which recently reorganized under chapter 11 of the Bankruptcy Code, to provide access to a two-way messaging network;

•	the reliance of our current business model on a continued revenue stream from advanced messaging which is otherwise subject to certain risks;

•	satellite transmission failures;

•	loss of subscribers and subscriber turnover;

•	litigation;

•	regulatory changes; and

•	dependence on key management personnel.

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

ITEM 1.     Business

General

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Presently we provide messaging services to approximately 3.5 million traditional paging and 200,000 advanced messaging subscribers. As of December 31, 2002, Metrocall was the second largest messaging company in the United States based on the number of subscribers.

Traditional Paging and Wireless Messaging Industry Overview

      We believe that traditional paging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area either directly to a person traveling or to various fixed locations. Traditional paging, as a one-way communications tool, is a way to communicate at a lower cost than current two-way communication methods, such as cellular and personal communication services (PCS) telephones. For example, the paging and messaging equipment and airtime required to transmit an average message cost less than the equipment and air time for cellular and PCS telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee, which covers a fixed number of messages sent to the subscriber. In addition, these messaging devices are unobtrusive and portable.

      Although the U.S. traditional paging industry has hundreds of licensed paging companies, the overall number of paging carriers and traditional one-way and two-way subscribers has been declining, as the industry continues to face intense competition from “broadband”/ voice wireless services and other forms of wireless data delivery. Metrocall continues to compete against a variety of wireless data delivery companies, including FCC-licensed, facilities-based Commercial Mobile Radio Service (CMRS) providers, PCS carriers that offer short text messaging services, and a handful of two-way wireless data companies such as Cingular Wireless and Motient Corporation. We continue to market advanced wireless data and messaging services, which use narrowband PCS networks and currently include two-way messaging and other short messaging-based services and applications through our alliance agreement with Weblink Wireless, Inc. (Weblink).

Reorganized Metrocall

Exit from Chapter 11 and Plan of Reorganization

      On October 8, 2002 (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”) that was confirmed by an order of the U.S. Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”) entered on September 26, 2002.

     Background

      The Debtors filed voluntary petitions for relief under chapter 11 on June 3, 2002 (the “Petition Date”). The chapter 11 cases were jointly administered for procedural purposes only before the Bankruptcy Court under the docket of Metrocall, Inc. Case No. 02-11579. Metrocall Ventures, Inc. (Ventures), one of our

subsidiaries, did not file a voluntary petition and was not a party to the chapter 11 cases. From June 3, 2002 through October 7, 2002, the Debtors operated their businesses as debtors-in-possession under the Bankruptcy Code.

     Summary of the Plan

      Upon the effectiveness of our Plan, we implemented a series of operational consolidations and restructurings pursuant to the Plan, which included the following:

(i)	Each of ANMC, MSI and Mobilfone was merged with and into McCaw and all assets and liabilities of these companies were conveyed to McCaw;

(ii)	Metrocall, Inc. contributed all right, title and interest in all of its assets to McCaw other than (a) certain intellectual property conveyed to the license subsidiary, Metrocall USA, (b) a sufficient amount of cash to pay claims and to administer the Metrocall, Inc. estate and (c) its ownership interest in Inciscent, Inc., Metrocall USA and Ventures. These assets were contributed subject to all existing liens in place at that time. McCaw simultaneously assumed all of the underlying obligations directly attributable to these assets;

(iii)	Concurrently with the contributions by Metrocall, Inc. to McCaw, Metrocall, Inc. contributed certain intellectual property (including trademarks, trade names, and copyrights) to Metrocall USA. Immediately thereafter, Metrocall USA entered into a license agreement with McCaw for the use of the FCC licenses and other intellectual property; and

(iv)	Metrocall, Inc., McCaw and Metrocall USA each reorganized and continued in operations pursuant to the Plan. Following the mergers and capital contributions described above, McCaw and Metrocall USA each reincorporated under the laws of the State of Delaware with amended and restated certificates of incorporation and by-laws, McCaw was renamed Metrocall, Inc. and the registrant, as reorganized, was renamed Metrocall Holdings, Inc.

      The reorganized and reincorporated entities are as follows: Metrocall Holdings, Inc. (formerly, Metrocall, Inc.), Metrocall, Inc. (formerly, McCaw) and Metrocall USA, respectively.

      Our Plan provided for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Please refer to “Management’s Discussion and Analysis — Emergence from Chapter 11” for further description of our reorganization and distributions made under the Plan.

Metrocall’s Business Strategy

      Our business objectives and operating strategy for 2003 will focus on maximizing our operating and free cash flows. Key elements of this strategy include:

•	Subscriber retention efforts;

•	Cost containment and reduction; and

•	Advanced messaging.

      Subscriber retention efforts. We expect the demand for our traditional paging services and the related revenues to continue to decrease in 2003. Our retention efforts will focus our selling and marketing resources on serving existing and potential business and government subscribers through our field and corporate sales force. We believe that these customers provide a higher ARPU and lower deactivation percentages than subscribers serviced through indirect distribution channels.

      We believe that product and technology diversity result in increased traditional paging deactivations. In 2003, we will continue to offer advanced messaging services and sell PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless, Inc. (“AT&T Wireless”) and Nextel, Inc. (“Nextel”). We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services.

      We also believe that maintaining sufficient levels of customer service continues to be a key factor in averting subscriber churn. Our customer service representatives assist subscribers in managing their account activity including the movement of paging devices between personnel within an account. In addition, they address customer inquiries from existing or potential customers. As such, we will continue to provide customer service at both a field and national level to address the demands and expectations of our direct subscriber base.

      Cost Containment and Reduction — Our Plan was predicated on a refinement of our operating structure that would reduce the amount of costs required to operate our business. During 2002, we took several steps to reduce our operating and capital expenditures. In 2003, we anticipate that we will further decrease our operating expenses as we implement several initiatives that will further reduce our management hierarchy and realign our sales management and support functions to address the continued declines in our subscriber base and airtime service revenues.

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believes these measures are necessary to maximize both operating and free cash flows. We also believe these reductions are possible due to the rationalization and integration efforts we performed in 2001 and 2002 and the reduction in the number of subscribers to which we provide customer service or inventory fulfillment. As such, we believe that we can further reduce our operating expenses and corporate structure without affecting our airtime or customer service capabilities.

      Such containment and reduction initiatives are expected to include:

      Reorganization of corporate management — By June 30, 2003, we expect to eliminate several senior or corporate management positions representing 25% of all such positions. Many of the reductions are being taken in connection with the events described below. Such reductions are possible because the size of our company in terms of employees, subscribers and revenues no longer can support a management structure that was designed to support a growth-oriented company with subscriber levels of over 10.0 million.

      Reorganization of sales distribution — In February 2003, we consolidated the number of field sales regions under the leadership of a regional vice president from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and NorthWest regions. The reduction of operating regions will enable us to further reduce general and administrative expenses associated with our field operations as each operating region had separate administrative support staff, which now may be combined. In addition, we expect to consolidate certain of our under-performing offices and markets into more established markets to increase operating margins in those markets.

      In February 2003, we consolidated our corporate sales initiatives under the leadership of one senior vice president and eliminated the non-core database marketing sales group. As a result of the reorganization, we expect to eliminate several corporate sales and marketing positions. The database marketing group primarily targeted consumer subscribers which are outside of our core business focus.

      Centralization of national call centers and inventory fulfillment — In March 2003, we completed the consolidation of our national call center and credit and collection efforts into one existing location in Pensacola, Florida. Formerly, these functions were performed in two locations including Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required from the two separate locations and to achieve certain operating efficiencies that were not possible earlier until the integration of our final billing system platform which occurred in December 2002. Presently, we now have one common platform under which we manage our subscriber invoicing, order fulfillment and customer service support.

      In connection with the regional consolidation, we will centralize our field customer service and inventory distribution functions into a small number of primary locations within each region. This process should enable us to more cost effectively provide customer service, data entry and inventory fulfillment; and permit us to reduce our operating expenses yet continue to maintain adequate levels of customer service.

      Other initiatives — We expect to continue with several other cost reduction initiatives. Similar to the above events these will be undertaken because the size of our subscriber base no longer warrants such expenditures. For instance, we intend to deconstruct at least 250 transmitter sites supporting under utilized frequencies in 2003. In addition, where appropriate, we intend to further rationalize our general and administrative support structure.

      As a result of the aforementioned, we expect to reduce our workforce by approximately 296 positions by June 30, 2003. Estimated annualized compensation and benefit expense savings of approximately $15.0 million are expected. Severance and related expenses of approximately $5.8 million are expected and will be paid out by June 30, 2003. There can be no assurances that Metrocall will achieve the desired savings as a result of these initiatives.

      Advanced Messaging — We offer advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. For the twelve months ended December 31, 2002, we generated net revenues of approximately $59.8 million from these services. As of December 31, 2002, 205,167 subscribers received these services. In 2003, we intend to continue this service offering although we expect the demand for this service to decline from 2002 levels. Similar to traditional paging, our sales and marketing efforts for the advanced messaging products will be targeted at business and government customers. In addition, we will continue to focus on the sale of these units into our subscriber base rather than the leasing the device to the subscriber. We expect that this limitation will result in a lower number of placements however it will minimize our capital expenditures requirements. We intend to lease advanced messaging devices only under limited circumstances that would meet certain ARPU and retention targets.

Metrocall’s Paging and Wireless Messaging Operations

     Services and Subscribers

      Metrocall currently provides several traditional and advanced wireless data and messaging services, including:

      • Traditional Paging Services — As of December 31, 2002, we offered traditional paging services to approximately 3.5 million subscribers consisting primarily of numeric and alphanumeric messaging services. Numeric messaging services permit a subscriber to receive messages that are composed entirely of numbers, such as a phone number while alphanumeric messages may include numbers and letters which enable a subscriber to receive text messages. As of December 31, 2002 approximately 77% of our customers subscribe to numeric messaging services while 23% subscribe to alphanumeric services.

      • Advanced Wireless Data and Messaging Services — As of December 31, 2002, we offered advanced “two-way” messaging services to 205,167 subscribers. Such services enable subscribers to send and receive messages to other hand-held devices or to email addresses. We provide these services primarily in conjunction with our alliance agreement with Weblink.

      We also provide enhancements and ancillary services for our traditional and advanced messaging subscribers including:

•	personalized automated answering services, which allow a subscriber to record a message that greets callers who reach the subscriber’s voice mailbox;

•	message protection, which allows a traditional subscriber to retrieve any calls that come in during the period when the subscriber was beyond the reach of our radio transmitters;

•	annual loss protection, which allows subscribers of leased messaging devices to limit their cost of replacement upon loss or destruction of the device; and

•	maintenance services, which are offered to subscribers who own their pagers and advanced messaging devices.

      Our subscribers either buy or lease their messaging devices. Volume discounts on lease payments and service fees have been offered to large volume subscribers. In some instances, our subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing, collection and related costs with respect to their customers.

•	Other Service Offerings — We provide other wireless messaging and telecommunication services which include cellular and PCS phone distribution and System Applications. We distribute digital broadband and PCS phones and other products through distribution or dealer agreements with AT&T Wireless, Nextel and other carriers. Metrocall’s Integrated Resource Management System Application Division manages in-house and wide area messaging systems while reducing telecommunications costs and provides solutions to communications challenges to an organization’s overall efficiency. This division integrates multiple communications platforms into one universal system that also provides a conduit to the wireless world. By offering these products, we fulfill the communications demands of large workforces such as corporations, manufacturers, municipalities, and healthcare organizations, particularly in campus-like settings.

Sales and Marketing

      Our sales and marketing efforts are focused on maintaining and attracting business and government subscribers throughout the United States. Through January 2003, we had organized our field sales activity into six geographic regions. In February 2003, we reduced the number of regions to three. Each region is led by a regional vice president. Our sales personnel are located in over 100 offices in 33 states throughout the United States. In addition, we maintain several corporate sales groups focused on our larger national accounts, PCS sales and other product offerings. Our field regions either sell our messaging services and products directly to “end-users” to whom we provide billing and customer services or to distributors that provide our airtime services to the ultimate “end-user”. Our corporate sales groups are focused mainly on direct subscriber placements. Set forth below is the number of messaging devices that we have in service by geographic region:

Number of Devices in Service

For the Years Ended December 31,	2000	2001	2002

EASTERN REGION:
Northeast	843,617	640,918	374,473
Mid-Atlantic	848,379	728,419	531,458
Southeast	1,303,382	1,047,044	711,801

	2,995,378	2,416,381	1,617,732

CENTRAL	1,962,426	1,941,816	1,227,430

WESTERN REGION:
West	792,546	668,100	480,740
Northwest	504,023	428,768	393,482

	1,296,569	1,096,868	874,222

Total	6,254,373	5,455,065	3,719,384

     Direct Distribution Channels

      • Direct Sales. Our direct sales field and corporate personnel sell our messaging services and products primarily to businesses, placing special emphasis on key accounts of strategic importance. Our direct sales personnel generally target businesses that have multiple work locations or have highly mobile employees. Our sales compensation plans are designed to motivate direct sales personnel to focus on selling rather than leasing traditional pagers and advanced wireless data and messaging devices, which reduces capital requirements, and to increase sales of higher revenue product enhancements, such as nationwide coverage, alphanumeric service and voice mail.

      • Company-Owned Retail Stores. Through mid-2002, we operated retail outlets designed to sell higher ARPU services to the consumer market segment. These retail outlets had taken a variety of forms, such as mall stores, kiosks, mall carts, retail merchandising units and mall center locations. Many of these locations functioned as customer service and payment centers in addition to offices for direct sales representatives. In mid-2002, we closed our remaining retail outlets although we continue to maintain “store-fronts” in a number of locations that also serve as offices for direct sales representatives. We expect the churn within this distribution channel to remain high in 2003 as we are not focusing any significant resources on it.

     Indirect Distribution Channels

      Our indirect channels provide for the distribution of airtime services to end-subscribers using an intermediary party to contract with the end-subscriber. We contract directly with; and invoice, the intermediary for such airtime services. There is no contractual relationship that exists between Metrocall and the end-subscriber. Unless otherwise described below, we do not normally provide customer service or billing support to the end-subscriber. Subscriber units placed in the indirect distribution channels typically have ARPU statistics below units placed in the direct distribution channels. In addition, operating costs per unit to provide these services are significantly below that required in the direct distribution channels. The subscriber churn in our indirect distribution channel has been at a much higher rate than experienced with our direct distribution customers. Retention efforts in these channels are difficult because of the lack of visibility to the end-subscriber. We expect that high churn rates in the indirect distribution channels will continue in 2003 as we continue to focus our selling and marketing efforts on our direct distribution channels.

•	Resellers. We sell bulk-paging services to resellers for resale to their own business clients and individual customers. We issue one monthly bill to each reseller; who is responsible for marketing, billing and collection and equipment maintenance. Through this channel, we achieve high network utilization at low incremental cost, but realize much lower ARPU than through other distribution channels.

•	Strategic Partners. We have entered into contractual agreements with several selected national distribution partners who market our paging services to their existing and future customers. We supply many of these partners with custom branded turnkey solutions for network services, which include: products, customer services, billing, collections and fulfillment. Our strategy is to provide these value-added services to enhance the business relationship and margin opportunities for both parties. We have entered into alliances with companies in the long distance, local exchange, cable, Internet and direct response businesses such as Alltel Inc., and Verizon, Inc. We believe that these programs will help deliver paging and advanced messaging services to market segments that our other distribution channels may not reach cost-effectively.

•	Retail Outlets. We sell pagers on a wholesale basis to retail outlets, such as office supply, electronics and general merchandise chains, for resale to their customers. We select these outlets based on factors such as the number of stores in a region and the extent of their advertising. These outlets then sell the pager itself and provide limited customer service to the consumer. We generally provide sales incentives and advertising support, and train sales personnel to enhance the retail outlet’s effectiveness and to ensure that the customer is well educated regarding the product.

•	Dealer Network. Metrocall contracts with independent dealers, representatives and agents, including such outlets as small cellular phone dealers and independent specialty electronics stores. We typically use these dealers to reach specific consumer niches (e.g., ethnic or non-English speaking communities) and small businesses that are more efficiently accessed through this channel than through our other distribution channels. In addition to selling the paging devices, independent dealers assist the subscriber in choosing a service plan and collect the initial payments. We pay independent dealers commissions based on their sales of our services. It should be noted that these dealers are finding it more difficult to generate profitable business given the aggressive pricing by the large principals in the industry and accordingly this channel is shrinking.

•	Affiliates. We operate a network of paging carriers or affiliates that resell services on the 152.480 MHz private carrier paging frequency. These affiliates are independent owners of paging systems in various markets throughout the nation who sell expanded coverage to their customers. Utilizing Metrocall’s infrastructure, these independent networks provide wide area and nationwide paging on a single channel.

      Set forth below are the respective numbers and percentages of messaging devices that we service through our distribution channels:

Ownership of Devices in Service

	2000		2001		2002

	Number	Percentage	Number	Percentage	Number	Percentage

Direct channels:
Company-owned and leased to subscribers	1,967,613	32%	1,899,381	35%	1,710,967	46%
Customer-owned and maintained	667,962	11%	758,505	14%	571,804	15%
Company-owned retail stores (CORS)	145,022	2%	117,973	2%	50,281	2%
Indirect channels:
Resellers	2,771,394	44%	2,102,855	39%	990,421	27%
Strategic Partners and affiliates	585,777	9%	470,450	8%	345,451	9%
Retail	116,605	2%	105,901	2%	50,460	1%

Total	6,254,373	100%	5,455,065	100%	3,719,384	100%

Network and Equipment

      We have developed a state-of-the-art paging and messaging system utilizing current technology, which achieves optimal building penetration, wide-area coverage and the ability to deliver new and enhanced messaging services. This existing paging transmission equipment has significant capacity to support future growth or industry consolidation.

      Our messaging services are initiated when telephone calls or short message-based text services are placed to our company-maintained paging terminals. These state-of-the-art terminals have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal. Our paging terminals direct pages from the Public Switched Telephone Network (PSTN) or from the Internet to our “Global Messaging Gateway,” our primary satellite transmission hub located in Stockton, California, which signals terrestrial network transmitters providing coverage throughout the service area. We transmit a majority of our traffic through this facility. The facility operates 24 hours per day, seven days per week.

      We have three exclusive nationwide one-way frequencies and a nationwide 50/50 KHz narrowband personal communication (NPCS) license issued by the FCC and are operating in each of the largest 100 SMSA’s. We began operating the nationwide network on one of the three one-way channels in November 1993. We developed a special home gateway switch that allows all of our existing regional based paging terminals to route two-way messaging data to this centralized gateway for delivery into the two-way ReFLEX 25 network owned by Weblink. We offer our two-way messaging services using the Weblink network through an alliance agreement, which expires in April 2006.

      We are also capable of providing local paging in many markets served by the nationwide network by using nationwide transmitters to carry local messages. Services provided through the nationwide network are marketed to subscribers directly through our sales force and indirectly through retailers and resellers. We also operate a series of regional operating systems or networks consisting of primary networks serving Arizona,

California, Utah, Texas, Florida, Illinois, Oregon, Washington, Colorado and Nevada, and the area from Boston to the Virginia/ North Carolina border, and a ten (10) state region in the Southeastern portion of the U.S.

     Product Sourcing and Key Suppliers

      Metrocall does not manufacture any of the paging or messaging devices, infrastructure and other equipment used in its operations. While the equipment used in Metrocall’s operations is available for purchase from multiple sources, Metrocall has historically limited the number of suppliers to achieve volume cost savings and, therefore, depends on such manufacturers to obtain sufficient inventory. Metrocall purchases traditional messaging devices from several suppliers. In November 2001, Motorola, Inc. (“Motorola”) announced that it would no longer sell the messaging equipment used by Metrocall for its traditional or two-way messaging services. Through June 2002, we continued to receive our advanced messaging devices from Motorola, however, since that time, there has not been a device manufacturer to bring a product to market to replace Motorola’s industry absence. Presently there are several foreign manufacturers developing advanced messaging devices that utilize the ReFLEX protocol, which may be available for market in mid to late 2003. Although we believe that based on recent demand we have sufficient supply of advanced messaging devices until at least the fourth quarter of 2003, our advanced messaging operations could be affected if there is delay in bringing these products to market or if their cost is prohibitive.

      Metrocall currently receives maintenance and support services for its network infrastructure components from Glenayre Electronics, Inc. (“Glenayre”) through a support services contract, which will expire May 2, 2003 subject to an option held by Metrocall to further extend this contract until May 2004. Metrocall expects to maintain its infrastructure through internal measures and the reliance on other contractors once this contract expires. Metrocall expects that infrastructure and equipment components will continue to be available from other suppliers for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that it will not experience unexpected delays in obtaining equipment in the future.

Management Information Systems, Customer Invoicing and Services

      We have centralized certain operating functions and utilize common and distributed billing and subscriber management systems, which permit us to increase our operating efficiencies and focus regional management on sales and distribution. The functions we have centralized into our national operations center in Alexandria, Virginia include accounting, management information systems, and inventory and order fulfillment.

      As of December 31, 2002, we maintained two national customer service call centers, which were critical factors in marketing and servicing the nationwide network to all markets in the United States. Our centers, which are located in Alexandria, Virginia and Pensacola, Florida process customer inquiries from existing and potential customers and support our distribution channel initiatives. Our Florida call center is open seven days per week, 24 hours per day. Metrocall employs state-of-the-art call management technology (such as an automated call distribution system and interactive voice response capabilities) at both facilities to provide quality customer service and to track both the productivity and the quality of the performance of its customer service representatives. In March 2003, we closed our Virginia national call center facility and consolidated these operations into the Florida facility.

Competition

      The wireless communications industry is very competitive. We compete with hundreds of companies that provide only traditional paging services on a local, regional or nationwide basis and several companies that provide advanced wireless data and messaging services using narrowband and broadband PCS services. Our traditional paging operations compete by maintaining competitive pricing on products and services, by providing a broad assortment of coverage options using our own messaging network infrastructure and through quality, reliable customer service.

      We also compete directly and indirectly with providers of narrowband and broadband PCS services. Narrowband PCS provides enhanced or advanced messaging capabilities, such as “confirmation” or “response” paging and two-way messaging, services which we provide in our advanced messaging operations through our alliance with WebLink. Broadband PCS provides new types of communications devices that include multi-functional portable phones and imaging devices. In addition, the pricing of flat rate digital broadband PCS service is declining to a level that directly competes with the traditional paging services offered by Metrocall. In addition, new products and technologies being developed by and/or for broadband PCS providers is resulting in increased competition for market share of existing and prospective advanced messaging subscribers. We have distribution agreements with AT&T Wireless and Nextel which enable us to offer digital broadband PCS telephones which may be bundled to subscribers along with traditional paging or advanced wireless data and messaging services.

      Although some of our competitors are small, privately owned companies that service one market, others are large diversified telecommunications companies that serve several markets. Some of these competitors possess financial, technical and other resources greater than those of Metrocall. Major wireless messaging providers that Metrocall competes with in more than one market include Arch, Weblink, Skytel Inc., Cingular, Verizon, and Motient.

      The intensity of competition for communication service customers will continue to increase as wireless communication products and technologies continue to be developed and offer new and different services and applications. In addition, FCC regulation concerning auctioning of new spectrum for wireless communication services has created additional potential sources of competition. Furthermore, entities offering service on wireless two-way communications technology, including cellular, digital broadband PCS and narrowband PCS, and providers of specialized mobile radio and mobile satellite services, also compete with the services that Metrocall provides. There can be no assurances that existing competing wireless communication technologies will not continue to adversely impact our traditional operations or that the future development of new generation technologies and products will not adversely affect our traditional and advanced wireless messaging operations.

Government Regulation

      From time to time, federal and state legislators propose and enact legislation that affects our business, either beneficially or adversely, such as by increasing competition or affecting the costs of operating our business. Additionally, the FCC and, to a lesser extent, state regulatory bodies, may adopt rules, regulations or policies that may affect our business. We cannot predict the impact of such legislative actions on our operations. The following description of certain regulatory factors does not purport to be a complete summary of all present and proposed legislation and regulations pertaining to our operations.

      Federal. Our operations are subject to extensive regulation by the FCC under the Communications Act. Under the Communications Act, we are required to obtain FCC licenses for the use of radio frequencies to conduct our operations within specified geographic areas. These licenses set forth the technical parameters, such as maximum power and tower height, under which we may use such frequencies. We are licensed by the FCC to operate CMRS messaging services.

      The FCC also requires messaging licensees to construct their stations and begin service to the public within a specified period of time, and failure to do so results in termination of the authorization. Under the traditional site-specific approach to messaging licensing, a licensee received a construction permit for facilities at a specific site, and that permit automatically terminated if the facilities were not timely constructed and the licensee failed to request an extension prior to the deadline. The failure to construct some facilities did not, however, affect other facilities in a licensee’s system that had been constructed and placed into operation timely. However, certain services that we offer are subject to harsher penalties for failure to construct. For example, our narrowband PCS license is subject to the condition that we build sufficient stations to cover 750,000 square kilometers, or 37.5% of the U.S. population, by the fifth anniversary of the initial license grant; by the tenth anniversary of the grant, it must build sufficient stations to cover 1,500,000 square kilometers, or

75% of the U.S. population. We have met the first construction benchmark for our two-way messaging license, and expect to meet the FCC’s 10-year build out requirements.

      More recently, the FCC adopted rules to issue most messaging licenses for large, FCC-defined service areas, and to award those licenses by auction. Licenses for 929 MHZ and 931 MHZ messaging frequencies are issued for “Major Economic Area” or “MEA” geographic areas; licenses for exclusive messaging frequencies in lower frequency bands are licensed in “Basic Economic Areas” or “BEAs;” these “wide-area” paging licenses are subject to population coverage benchmarks (one-third of the service area population at three years and two-thirds at five years from license grant, or “substantial service”). Our licensing subsidiary has participated in two FCC auctions for paging licenses, and has been awarded a number of licenses covering areas in which we already provided service under site-specific licenses. The earliest of the coverage benchmark deadlines for these licenses is June 12, 2003.

      Since we already have extensive coverage in the subject areas, we anticipate meeting the benchmarks for these licenses; even if we failed to do so, we would retain the site-specific authorizations that we had prior to the auctions.

      Our shared messaging frequencies continued to be allocated on a shared basis and licensed in accordance with existing, site-specific procedures, and are unaffected by the wide-area licensing and auction rules. In addition, our three nationwide messaging frequencies are not subject to competitive bidding.

      The FCC has “forbearance” authority, which means it need not enforce against all CMRS licensees the following common carrier regulations under Title II of the Communications Act: any interstate tariff requirements, including regulation of CMRS rates and practices; the collection of intercarrier contracts; certification concerning interlocking directorates; and FCC approval relating to market entry and exit. Additionally, the 1993 Budget Act preempted state authority over CMRS entry and rate regulation. The Telecommunications Act of 1996 (the “1996 Act”) provided the FCC with additional “forbearance” authority with regard to all telecommunications services. Pursuant to that authority, the FCC has forborne from requiring wireless carriers to receive prior FCC approval for certain non-substantial corporate stock transfers and reorganizations.

      The FCC issues CMRS Messaging licenses for terms of 10 years. Our current licenses have expiration dates ranging from 2003 to 2013. The FCC must approve renewal applications. In the past, the FCC has routinely granted our renewal applications. We are required to obtain FCC approval before we acquire radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any future renewal or transfer applications we file will be approved or acted upon in a timely manner by the FCC, we know of no reason to believe such applications would not be approved or granted, based upon our experience to date. The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, and may impose fines for violations of its rules.

      The Communications Act also places limitations on foreign ownership of CMRS licenses. These foreign ownership restrictions limit the percentage of our stockholders’ equity that may be owned or voted, directly or indirectly, by aliens or their representatives, foreign governments or their representatives, or foreign corporations. Metrocall Holdings’ certificate of incorporation permits the redemption of its equity from stockholders where necessary to protect its compliance with these requirements.

      The 1996 Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires local exchange carriers (LECs; i.e., local telephone companies) to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls and provide other telecommunications carriers access to their network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The LECs are now prohibited from charging messaging carriers for the “transport and termination” of LEC-originated local calls. This prohibition has lead to certain cost savings for Metrocall. Moreover, under the 1996 Act and the FCC’s rules, messaging carriers are entitled to compensation from any LEC for local calls that terminate on a messaging network. We have interconnection and reciprocal compensation agreements with a number of LECs.

      The 1996 Act also requires the FCC to appoint an impartial entity to administer telecommunications numbering and to make numbers available on an equitable basis. In addition, the 1996 Act requires that state and local zoning regulations shall not unreasonably discriminate among providers of “functionally equivalent” wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. The 1996 Act provides for expedited judicial review of state and local zoning decisions. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC’s requirements. Other provisions of the 1996 Act and various FCC proceedings, however, may impose additional regulatory costs. For example, all interstate telecommunications carriers, including Metrocall, are required to contribute to universal service; the FCC is currently considering changes to the contribution mechanism that may increase the amounts paid by CMRS carriers. Additionally, the FCC’s Spectrum Policy Task Force has proposed regulatory changes that are intended to provide more access to spectrum for unlicensed operations. The proposed changes include recommendations of new frequency allocation models that could result in incumbent licensees’ sharing their frequencies with unlicensed operators. Metrocall and many other wireless licensees have filed comments with the FCC opposing any changes to its rules that could lead to potential interference to licensed operators. Some FCC rules affecting our business are subject to pending petitions for reconsideration and Court appeals; rules that are currently under consideration by the FCC may likewise be appealed. We cannot predict the final outcome of any judicial or FCC proceeding or the possible impact of future FCC proceedings on our business.

      State. The 1993 Budget Act and related FCC orders preempt all state and local rate and entry regulation of all CMRS operators. Entry regulations typically refer to the process whereby a CMRS operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that CMRS operators file a tariff describing our billing rates, terms and conditions by which we provide messaging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of our business in the form of zoning regulations (subject to the 1996 Act’s prohibition on discrimination against or among wireless telecommunications carriers), or “health and safety” measures. The 1993 Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on our experience, we know of no reason to believe such approvals would not be granted.

      In 1997, the FCC held that the Budget Act does not prohibit states from imposing requirements of CMRS carriers to contribute to funding “universal” telephone service within the states. Approximately 25 states, in addition to the FCC, now impose such “universal service fund” obligations on messaging carriers. Although we incur additional costs in contributing to state and federal universal service funds, we typically pass through these costs/taxes to our subscribers, as allowed by applicable regulations.

     Regulatory Litigation.

      There are no significant litigation matters pending before the FCC at this time in which we are involved that would have any material impact on our business, except for proceedings of general applicability affecting the industry.

Seasonality

      Generally, our operating results are not significantly affected by seasonal factors.

Trademarks and Service Marks

      We use the following trademarks:

•	“Metrocall” — a registered trademark with the U.S. Patent and Trademark Office;

•	“Metrocall Wireless”;

•	“IRM”*;

•	“Metrofax”;

•	“Metrotext” — a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers (copyright registration has been granted);

•	“Swiftsend”*

Service Marks:

•	“Adding Mobility to Business”*;	“Airware”;
•	“America’s Wireless Network”;	“Communication for the Net Generation”*;
•	“Conveia”*;	“Datacall”;
•	“DirectView”;	“Helping America Communicate”*;
•	“In Touch”;	“IRM”*;
•	“Message Track”*;	“Metromessage”;
•	“Metrocall”;	“Metronet”;
•	“One Touch”;	“ProNet Communications”;
•	“ProNet Communications to Go”;	“The Business Communication Experts”*;
•	“Your Business Communication Partner”*;
* Application pending

Employees

      As of December 31, 2002, we employed 1,945 full and part-time employees none of whom is represented by a labor union. We believe that our relationship with our employees is good.

ITEM 2.     Properties

      We do not hold title to any significant real property although, Metrocall Ventures, Inc., a wholly-owned subsidiary, owns interests in certain properties. At December 31, 2002, we leased commercial office retail and storage space, including our executive offices, at more than 185 locations used in our operations. These office leases provided for monthly payments ranging from approximately $116 to $125,332 and expire, subject to renewal options, on various dates through 2010.

      We also lease numerous sites under long-term leases for our transmitters on commercial broadcast towers, buildings and other fixed structures. At December 31, 2002, we leased these transmitter sites for monthly rentals ranging from approximately $100 to $7,300 that expire, subject to renewal options, on various dates through January 2016.

ITEM 3.     Legal Proceedings

      Information regarding contingencies and legal proceedings is included in Note 10 of the Notes to the Consolidated Financial Statements, which is included under Item 8 of this report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

ITEM 5.     Market for The Registrant’s Common Equity and Related Stockholder Matters

      Under the terms of the Plan, all holders of our prior outstanding equity securities, including preferred stock, common stock and options/warrants to acquire such securities received no distributions and all such equity interests were cancelled as of the Effective Date. Our prior common stock had traded on the Nasdaq

Small Cap Market through April 12, 2001 and on the OTC Bulletin Board from May 2001 to October 7, 2002 under the symbol “MCLLQ.” We are authorized to issue up to 1,200,000 shares of new common stock and are required to issue 1,000,000 shares of new common stock to holders of our prior secured bank debt and to our former general unsecured creditors. As of March 1, 2003 there were 126 specified record holders of the new common stock, which holders have been issued 991,398 shares of new common stock. The remaining shares are being held to be issued to our former creditors to be determined as the claims adjudication process is completed. We anticipate that the shares of new common stock will continue to be issued on an incremental basis as the Bankruptcy Court enters orders allowing and disallowing claims until all remaining unreconciled and/or disputed claims have either been reconciled and allowed or disallowed.

      All shares of our new common stock have sale and transfer restrictions through December 31, 2005. Our common stock is listed on the OTC Bulletin Board under the symbol, “MTOH.” Trading in our common stock has been limited and sporadic.

      The following table indicates the range of high and low closing prices of our common stock as reported on the OTC Bulletin Board from October 8, 2002 through December 31, 2002. The following table also indicates, for each of the quarters in the fiscal year ended December 31, 2001, and the first three fiscal quarters of the fiscal year 2002 the range of high and low closing prices of our common stock that was cancelled in connection with our reorganization as reported on the Nasdaq National Market or the OTC Bulletin Board.

Fiscal Year Ending	High	Low

December 31, 2002
First Quarter	$0.11	$0.03
Second Quarter	$0.08	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$1.10	$0.01
December 31, 2001
First Quarter	$1.13	$0.12
Second Quarter	$0.11	$0.05
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.09	$0.02

      We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our new senior credit secured promissory and senior subordinated PIK notes. “See Managements Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. We do not anticipate the payment of cash dividends on our common stock in the foreseeable future.

      See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plans” for disclosure regarding our equity compensation plans.

      On October 8, 2002, we consummated our Plan that was confirmed by an order of the Bankruptcy Court entered on September 26, 2002. In connection with our Plan, we issued or will issue the following securities without registration under the Securities Act of 1933 in reliance on one or more exemptions set forth in Section 1145 of the Bankruptcy Code and the Bankruptcy Court order confirming our Plan:

•	1,000,000 shares of our common stock to our creditors as identified in our Plan. We issued 991,398 of these shares on various dates from October 8, 2002 to March 1, 2003 and, as of March 1, 2003, 8,602 of these shares of common stock have not yet been issued and are reserved on account of unreconciled and or disputed claims;

•	6,000,000 shares of our new Series A Preferred Stock (the “Series A Preferred”) to our creditors and certain members of senior management as identified in our Plan. We issued 5,992,572 of these shares on various dates from October 8, 2002 to March 1, 2003 and, as of March 1, 2003, 7,428 of these shares of common stock have not yet been issued.

ITEM 6.	Selected Financial Data

      The following tables set forth selected financial and other data of Metrocall. The historical financial data has been derived from the audited consolidated financial statements for the period October 8, 2002 to December 31, 2002, the period January 1, 2002 to October 7, 2002 and each of the years in the four-year period ended December 31, 2001. The selected data should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and Metrocall’s consolidated financial statements, related notes thereto and other financial information included in the consolidated financial statements.

      As a result of Metrocall’s filing a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code on June 3, 2002 and operating as a debtor-in-possession until October 8, 2002 the selected financial data for periods prior to October 8th are not comparable to periods subsequent to such date. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. The results of operations of the Predecessor Company for the period January 1, 2002 to October 7, 2002 include several items related to our emergence from the chapter 11 proceedings and the related cancellation or discharge of certain of our debt obligations and equity securities. These items include: a net gain of $749.8 million from the discharge and termination of debt; a net gain of $575.5 million due to fresh-start accounting adjustments; a gain of $80.3 million from the cancellation of outstanding Preferred Stock; and the cessation of recording contractual interest of $24.1 million while we were operating in bankruptcy from June 3, 2002 to the Effective Date.

							Reorganized
	Predecessor Company						Company

	Year Ended December 31,				January 1, 2002	/	October 8, 2002
					to	/	to December 31,
	1998	1999	2000	2001	October 7, 2002	/	2002

	Dollars in thousands, except per share, unit, and per unit data
Consolidated Statements of Operations Data:
Service, rent and maintenance revenues	$416,352	$548,700	$504,800	$460,448	$296,813	/	$81,325
Product sales	48,372	61,487	57,183	43,225	24,056	/	4,078

Total revenues	464,724	610,187	561,983	503,673	320,869	/	85,403
Net book value of products sold	(31,791)	(39,071)	(37,509)	(26,176)	(13,085)	/	(1,081)

	432,933	571,116	524,474	477,497	307,784	/	84,322
Operating expenses:
Service, rent and maintenance	120,600	154,398	133,667	139,326	89,250	/	23,004
Selling and marketing	73,546	97,051	103,413	92,481	50,952	/	11,359
General and administrative	121,644	174,592	172,017	161,161	106,674	/	27,735
Reorganization expenses(a)	—	—	—	15,017	19,007	/	—
Depreciation and amortization(b)	229,780	295,906	286,963	573,827	50,386	/	12,875

Income/(loss) from operations	(112,637)	(150,831)	(171,586)	(504,315)	(8,485)	/	9,349

Interest and other income (expense)	849	407	(2,450)	(7,822)	(822)	/	1,047
Interest expense	(64,448)	(85,115)	(84,169)	(100,672)	(39,280)	/	(2,580)
Gain on early extinguishment of debt	—	—	22,876	—	749,821	/	—
Fresh start accounting adjustments	—	—	—	—	575,491	/	—
Income/(loss) before income tax benefit	(176,236)	(235,539)	(235,329)	(612,809)	1,276,725	/	7,816

Income tax benefit (provision)	47,094	63,055	20,775	—	—	/	(3,000)
Net income/(loss)	(129,142)	(172,484)	(214,554)	(612,809)	1,276,725	/	4,816
Preferred dividends and accretion	(11,767)	(16,462)	(9,816)	(10,391)	(4,855)	/	(2,679)
Gain on extinguishment of preferred stock	—	—	—	—	80,346	/	—
Reorganization expense-accretion of liquidation preference	—	—	—	—	(4,715)	/	—
Series C preferred exchange inducement	—	—	(6,308)	—	—	/	—
Gain on repurchase of preferred stock	—	2,208	—	—	—	/	—

Income/(loss) attributable to common stockholders	$(140,909)	$(186,738)	$(230,678)	$(623,200)	$1,347,501	/	$2,137

Earning/(loss) per share attributable to common stockholders	$(3.43)	$(4.47)	$(3.00)	$(6.93)	$14.98	/	$2.16

a)	Includes costs for legal, financial and investment banking services received in connection with Metrocall’s merger agreement with Weblink, which was terminated on May 14, 2001 and other costs incurred by the Predecessor Company and its debt holders in connection with debt restructuring efforts in 2001 and 2002.

b)	In 2001, the Predecessor Company wrote down the carrying value of its long-lived assets by approximately $388.0 million to their estimated fair value as a result of their impairment.

      You should find the following definitions below useful in understanding Metrocall’s operating and other data:

•	ARPU is average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such long distance services.

•	Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before reorganization expenses and depreciation and amortization for the period by (b) the average number of units in service for the period.

							Reorganized
	Predecessor Company						Company

	Year Ended December 31,				January 1,	/	October 8, 2002
					to	/	to
	1998	1999	2000	2001	October 7, 2002	/	December 31, 2002

	Dollars in thousands, except per share, unit, and per unit data
Operating and Other Data:
Net cash provided by operating activities	$35,986	$53,097	$26,409	$39,541	$42,388	/	$8,696
Net cash used in investing activities	$(186,579)	$(76,791)	$(109,979)	$(41,161)	$(24,219)	/	$(2,671)
Net cash provided by (used in) financing activities	$134,133	$18,045	$107,380	$(844)	$(633)	/	$(166)
Capital expenditures	$73,490	$81,890	$95,268	$41,961	$24,095	/	$2,626
ARPU	$7.57	$7.86	$6.92	$6.31		/	$6.91 (b)
Average monthly operating expense per unit	$5.81	$6.11	$5.61	$5.39			$5.42 (b)
Units in service (end of period)	5,659,550	5,927,939	6,254,373	5,455,065		/	3,719,384
Units in service per employee (end of period)	1,512	1,660	1,751	1,807		/	1,913

						Reorganized
	Predecessor Company					Company

	December 31,
						December 31,
	1998	1999	2000	2001		2002
					/
Consolidated Balance Sheet Data:
Working capital (deficit)(a)	$(41,828)	$(36,908)	$(764,532)	$(833,484)	/	$(15,334)
Cash and cash equivalents	$8,436	$2,787	$26,597	$24,135	/	$47,530
Total assets	$1,251,038	$1,025,547	$757,145	$203,470	/	$189,747
Total long-term debt, net of current portion (a)	$742,563	$776,984	$301	$220	/	$20,762
Total stockholders’ equity/(deficit)	$33,780	$(152,134)	$(166,352)	$(789,237)	/	$715

(a)	At December 31, 2000 and 2001 working capital deficit included current debt balance of approximately $760.0 million which largely constitute debt with scheduled non-current maturities; but which had been classified as current debt due to the default of certain debt covenants that accelerated the scheduled maturities of debt.

(b)	Amount based on the predecessor and reorganized companies for the periods January 1, 2002 to October 7, 2002 and October 8, 2002 to December 31, 2002 on a combined basis.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of the financial condition and results of operations of Metrocall together with the Consolidated Financial Statements and the notes to the Consolidated Financial

Statements included elsewhere in this Annual Report and the description of Metrocall’s business in “Business.”

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). We presently provide messaging services to 3.7 million subscribers, including 205,167 subscribers receiving advanced data and messaging services. This growth was achieved through a combination of internal growth and a program of mergers and acquisitions. As of December 31, 2002, we were the second largest messaging company in the United States based on the number of subscribers.

      We derive a majority of our revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless data services. While a subscriber continues to use its services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs. Our business strategy continues to focus our sales and marketing efforts on subscriber demographics that provide greater revenue stability and higher margins. While we expect to continue efforts to both maintain and add subscribers, we have downsized our platform over the past twenty-four months mainly through reduction-in-force initiatives and office consolidations. We do not believe any of our cost reduction efforts have diminished our ability to provide messaging services or customer service.

Emergence from Chapter 11

      On October 8, 2002, Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA, ANMC, MSI, McCaw and Mobilfone, (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to the Plan that was confirmed by an order of the Bankruptcy Court entered on September 26, 2002. Metrocall, Inc. and its subsidiaries are referred to herein as the Predecessor Company for the periods prior to October 8, 2002. The reorganized company, Metrocall Holdings, Inc. and its subsidiairies is herein referred to as the Reorganized Company for the period from October 8, 2002 to December 31, 2002.

     Background

      The Debtors filed voluntary petitions for relief under chapter 11 on June 3, 2002. The chapter 11 cases were jointly administered for procedural purposes only before the Bankruptcy Court under the docket of Metrocall, Inc. Case No. 02-11579. Ventures, one of our subsidiaries, did not file a voluntary petition and was not a party to the chapter 11 cases. From June 3, 2002 through October 7, 2002, the Debtors operated their businesses as debtors-in-possession under the Bankruptcy Code.

      Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor’s case under chapter 11. Also, the debtors may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

      Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. On June 3, 2002, we filed with the Bankruptcy Court our proposed Plan, which was subsequently amended and supplemented on several occasions.

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

(iv)	Metrocall, Inc., McCaw and Metrocall USA each reorganized and continued in operations pursuant to the Plan. Following the mergers and capital contributions described above, McCaw and Metrocall USA each reincorporated under the laws of the State of Delaware with amended and restated certificates of incorporation and by-laws, McCaw was renamed Metrocall, Inc. and the registrant, as reorganized, was renamed Metrocall Holdings, Inc.

      The reorganized and reincorporated entities are as follows: Metrocall Holdings, Inc. (“HoldCo.”, formerly Metrocall, Inc.), Metrocall, Inc. (“OpCo.”, formerly McCaw) and Metrocall USA, Inc. (“LicenseCo.”), respectively.

      Our Plan provided for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Distributions to creditors of the Debtors have commenced and will include, among other distributions:

(i)	The execution by OpCo. of a $60.0 million senior secured promissory note and the related loan and security agreements in favor of the Debtors’ senior lenders under our former pre-petition $133.0 million senior secured credit facility. OpCo. is the direct borrower of the senior lenders as a result of the reorganization described above while LicenseCo. together with HoldCo. and Ventures each have guaranteed the senior secured note. The guaranty of HoldCo. is secured by a pledge of its stock and ownership interests in LicenseCo., as well as a pledge of its stock and ownership interests in OpCo., Ventures and Inciscent, Inc.

(ii)	The execution by HoldCo. of $20.0 million secured PIK promissory notes and the related loan and security agreements in favor of the senior lenders. LicenseCo. and Ventures each have guaranteed the secured PIK notes.

(iii)	The payment by OpCo. to all holders of allowed general unsecured claims against any of the consolidated operating subsidiaries of 100% of such allowed claims in cash or pursuant to any other such arrangement that has been agreed to between the parties;

(iv)	Cash distributions to holders of allowed tax priority claims, administrative claims and convenience claims;

(v)	The distribution by HoldCo. of 5,300,000 shares of new Series A Preferred, representing 88.3% of the preferred stock to be issued and $53.0 million of the total $60.0 million initial liquidation preference to holders of the allowed claims of the senior lenders;

(vi)	HoldCo. beginning on November 18, 2002, and through interim distributions thereafter (to give effect to resolutions of disputed claims through reserves to be established), will distribute to the holders of allowed general unsecured claims against Metrocall, Inc. 500,000 shares of the new Series A Preferred, representing 8.3% of the preferred stock to be issued and $5.0 million of the $60.0 million initial liquidation preference;

(vii)	The issuance by HoldCo. of the remaining 3.4% of new Series A Preferred, or 200,000 shares, representing $2.0 million of the $60.0 million initial liquidation preference for distribution to Metrocall’s senior executives subject to and in connection with their respective new employment agreements with HoldCo. and OpCo.; and

(viii)	The issuance by HoldCo. of 420,000 shares of its new common stock, representing 42% of the shares to be issued, to the allowed claims of the senior lenders (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%) and, beginning on November 18, 2002 and thereafter (to give effect to resolutions of disputed claims through reserves to be established) 580,000 shares of its new common stock, representing 58% of the total shares to be issued, to the allowed holders of general unsecured claims against Metrocall, Inc. (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%).

      Holders of our preferred and common stock outstanding prior to the confirmation date of our Plan received no distributions under the Plan. Such shares of stock were canceled pursuant to the Plan.

      As of March 1, 2003, we had distributed 5,992,572 shares of Series A Preferred and 991,398 shares of common stock under our Plan. We intend to issue the remaining shares issuable under the Plan during 2003.

Metrocall’s Business Strategy

      Our business objectives and operating strategy for 2003 will focus on maximizing our operating and free cash flows. We define operating cash flows as the amount equaling net revenues less operating expenses of service, rent and maintenance; selling and marketing; and general and administrative expenses. We define free cash flows as operating cash flows less cash payments for interest expenses and capital expenditures. Key elements of this strategy include:

•	Subscriber retention efforts;

•	Cost containment and reduction; and

•	Advanced messaging.

      Subscriber retention efforts. We expect the demand for our traditional paging services and the related revenues to continue to decrease in 2003. Our retention efforts will focus our selling and marketing resources on serving existing and potential business and government subscribers through our field and corporate sales force. We believe that these customers directly provide a higher ARPU and lower deactivation percentages than subscribers serviced through indirect distribution channels.

      We believe that product and technology diversity result in increased traditional paging deactivations. In 2003, we will continue to offer advanced messaging services and sell PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless and Nextel. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services.

      We also believe that maintaining sufficient levels of customer service continues to be a key factor in averting subscriber churn. Our customer service representatives assist subscribers in managing their account activity including the movement of paging devices between personnel within an account. In addition, they address customer inquiries from existing or potential customers. As such, we will continue to provide customer service at both a field and national level to address the demands and expectations of our direct subscriber base.

      Cost Containment and Reduction — Our reorganization plan was predicated on a refinement of our operating structure that would reduce the amount of costs required to operate our business. During 2002, we took several steps to reduce our operating and capital expenditures. In 2003, we anticipate that we will further decrease our operating expenses as we implement several initiatives that will further reduce our management hierarchy and realign our sales management and support functions to address the continued declines in our subscriber base and airtime service revenues.

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believes these measures are necessary to maximize both operating and free cash flows. We also believe these reductions are possible due to the rationalization and integration efforts we performed in 2001 and 2002 and the reduction in the number of subscribers to which we provide customer service or inventory fulfillment. As such, we believe that we can further reduce our operating expenses and corporate structure without affecting our airtime or customer service capabilities.

      Such containment and reduction initiatives are expected to include:

      Reorganization of corporate management — By June 30, 2003, we expect to eliminate several senior or corporate management positions representing 25% of all such positions. Many of the reductions are being taken in connection with the events described below. Such reductions are possible because the size of our company in terms of employees, subscribers and revenues no longer can support a management structure that was designed to support a growth-oriented company with subscriber levels of over 10.0 million.

      Reorganization of sales distribution — In February 2003, we consolidated the number of field sales regions under the leadership of a regional vice president from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and North West regions. The reduction of operating regions will enable us to further reduce general and administrative expenses associated with our field operations as each operating region had separate administrative support staff, which now may be combined. In addition, we expect to consolidate certain of our under performing offices and markets into more established markets to increase operating margins in those markets.

      In February 2003, we consolidated our corporate sales initiatives under the leadership of one senior vice president and eliminated the non-core database marketing sales group. As a result of the reorganization, we expect to eliminate several corporate sales and marketing positions. The database marketing group primarily targeted consumer subscribers which are outside of our core business focus.

      Centralization of national call centers and inventory fulfillment — In March 2003, we completed the consolidation of our national call center and credit and collection efforts into one existing location in Pensacola, Florida. Formerly, these functions were performed in two locations including Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required from the two separate locations and to achieve certain operating efficiencies that were not possible earlier until the integration of our final billing system platform, which occurred in December 2002. Presently, we now have one common platform under which we manage our subscriber invoicing, order fulfillment and customer service support.

      In connection with the regional consolidation, we will centralize our field customer service and inventory distribution functions into a small number of primary locations within each region. This process should enable us to more cost effectively provide customer service, data entry and inventory fulfillment; and permit us to reduce our operating expenses yet continue to maintain adequate levels of customer service.

      Other initiatives — We expect to continue with several other cost reduction initiatives. Similar to the above events these are undertaken because the size of our subscriber base no longer warrants such expenditures. For instance, we intend to deconstruct at least 250 transmitter sites supporting under utilized frequencies in 2003. In addition, where appropriate, we intend to further rationalize our general and administrative support structure.

      As a result of the aforementioned, we expect to reduce our workforce by approximately 296 positions by June 30, 2003. Estimated annualized compensation and benefit expense savings of approximately $15.0 mil-

lion are expected. Severance and related expenses of approximately $5.8 million are expected and will be paid out by June 30, 2003. There can be no assurances that Metrocall will achieve the desired savings as a result of these initiatives.

      Advanced Messaging — We offer advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. For the twelve months ended December 31, 2002, we generated approximately $59.7 million from these services. As of December 31, 2002, 205,167 received these services. In 2003, we intend to continue this service offering although we expect the demand for this service to decline from 2002 levels. Similar to traditional paging, our sales and marketing efforts for the advanced messaging products will be targeted at business and government customers. In addition, we will continue to focus on the sale of these units into our subscriber base rather than the leasing the device to the subscriber. We expect that this limitation will result in a lower number of placements however it will minimize our capital expenditures requirements. We intend to lease advanced messaging devices only under limited circumstances that would meet certain ARPU and retention targets.

Critical Accounting Policies

      Metrocall prepares its financial statements in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Metrocall’s management evaluates these estimates and assumptions on an on-going basis. Actual results could differ from those estimates.

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

     Impairment or Disposal of Long-Lived Assets

      We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

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

     Fresh Start Accounting

      The accompanying financial statements for the period January 1 to October 7, 2002 have been prepared in accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7). Under SOP 90-7, the Company’s reorganization value was allocated to its tangible and identifiable intangible assets, and liabilities, including debt, were recorded at their net present values.

Results of Operations

      The definitions below will be helpful in understanding the discussion of our results of operations.

•	Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular and long-distance services.

•	Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained (COAM) pagers less net book value of products sold.

•	Monthly average revenue per unit (ARPU): includes all monthly recurring revenues excluding the long distance revenue, divided by the average number of subscribers for the month, which is calculated by adding the beginning subscribers for the month to the number of subscribers at the end of the month and dividing that number by two.

•	Service, rent and maintenance expenses: include costs primarily related to the management, operation and maintenance of Metrocall’s network systems and infrastructure; costs related to the refurbishment of paging devices used by our subscribers and inventory fulfillment costs.

•	Selling and marketing expenses: include salaries, commissions and administrative costs of our sales force and related marketing and advertising expenses.

•	General and administrative expenses: include costs related to executive management, accounting, office telephone, management information systems, facilities and employee benefits.

      For financial statement purposes, our results of operations and cash flows for 2002 have been separated as pre-and post October 8, 2002 due to a change in basis of accounting in the underlying assets and liabilities. Please refer to Notes 1 and 2 of the audited consolidated financial statements. For purposes of this Management’s Discussion and Analysis, the Predecessor Company financial data has been compared in the section “Discussion of the Predecessor Company Results of Operations for the period January 1, 2002 to October 7, 2002 to the twelve months ended December 31, 2001” and certain financial data of the twelve months ended December 31, 2002 have been combined and discussed in relation to the corresponding period in 2001 in the section “Discussion of Selected Results of Operations Data for the twelve months ended December 31, 2002 and 2001.” However for the reasons explained in Notes 1 and 2 and due to other non-recurring adjustments, our financial statements for the periods before emerging from bankruptcy protection are not comparable to the Reorganized Company’s financial statements for the period October 8, 2002 through December 31, 2002, and our results of operations prior to our emergence from bankruptcy, including the period of January 1, 2002 to October 7, 2002, are not indicative of future results. The following items are particularly of interest:

•	A net gain of $749.8 million recognized by the Predecessor Company in 2002 from the discharge and termination of debt upon our emergence from bankruptcy;

•	A net gain of $575.5 million recognized by the Predecessor Company in 2002 due to fresh-start accounting adjustments;

•	A gain of $80.3 million recognized by the Predecessor Company in 2002 from the cancellation of outstanding Preferred Stock upon our emergence from bankruptcy

•	Reorganization expenses of $19.0 million and $15.0 million recognized by the Predecessor Company in 2002 and 2001, respectively;

•	The cessation of recording contractual interest of $24.1 million by the Predecessor Company while we were operating in bankruptcy from June 3, 2002 to October 7, 2002.

      The following table sets forth the amounts of revenues, expenses and the percentage of net revenues represented by certain items in our Consolidated Statements of Operations and certain other information for the twelve months ended December 31, 2001; the period January 1, 2002 through October 7, 2002; and, period October 8, 2002 to December 31, 2002 (all dollars in thousands):

	Predecessor Company				Reorganized Company

		% of	Jan 1 – Oct 7	% of	Oct 81 – Dec 31	% of
	2001	Revenues	2002	Revenues	2002	Revenues

REVENUES
Service, rent and maintenance	$460,448	96.4%	$296,813	96.4%	$81,325	96.4%
Product sales	43,225	9.1%	24,056	7.8%	4,078	4.8%

Total revenues	503,673	105.5%	320,869	104.3%	85,403	101.3%
Net book value of products sold	(26,176)	(5.5)%	(13,085)	(4.3)%	(1,081)	(1.3)%

	477,497	100.0%	307,784	100.0%	84,322	100.0%
OPERATING EXPENSES
Service, rent and maintenance	139,326	29.2%	89,250	29.0%	23,004	27.3%
Selling and marketing	92,481	19.4%	50,952	16.6%	11,359	13.5%
General and administrative	161,161	33.8%	106,674	34.7%	27,735	32.9%
Reorganization	15,017	3.1%	19,007	6.2%	—	—
Depreciation	193,532	40.5%	50,386	16.4%	10,927	13.0%
Amortization	380,295	79.6%	—	—	1,948	2.3%

Total operating expenses	981,812	205.6%	316,269	102.9%	74,973	88.9%

Income/(loss) from operations	(504,315)	(105.6)%	(8,485)	(2.8)%	9,349	11.1%
Interest and other income/(expense), net	(7,822)	(1.6)%	(821)	0.3%	1,047	1.2%
Interest expense	(100,672)	(21.1)%	(39,280)	(12.8)%	(2,580)	(3.1)%
Gain on early extinguishment of debt	—	—	749,821	258.2%	—	—
Fresh start accounting adjustments	—	—	575,491	187.5%	—	—
Income tax provision	—	—	—	—	(3,000)	3.6%

Net income/(loss)	(612,809)	(128.3)%	1,276,725	429.9%	4,816	5.7%
Preferred dividends and accretion	(10,391)	(2.2)%	(4,855)	(1.6)%	(2,679)	(3.2)%
Reorganization Item — accretion of liquidation preference	—	—	(4,715)	(1.5)%	—	—
Gain on extinguishment of preferred stock	—	—	80,346	11.0%	—	—

Income/(loss) attributable to common stockholders	$(623,200)	(130.5)%	$1,347,501	437.8%	$2,137	2.5%

Discussion of the Predecessor Company Results of Operations for the period January 1, 2002 to October 7, 2002 to the twelve months ended December 31, 2001

      The Predecessor Company had no results of operations after the Effective Date of the Plan. As such, there are 85 fewer days (two months and twenty four days) for each item discussed which exacerbates the quantitative change from the twelve months ended December 31, 2001 and prevents a meaningful comparison between the 2002 and prior year period. Please refer to the section, “Discussion of the Selected Results of Operations for the twelve months ended December 31, 2002 and 2001”, below for additional information.

      Service, rent and maintenance revenues decreased to $296.8 million or 35.5% for the period January 1, 2002 to October 7, 2002 from $460.4 million for the twelve months ended December 31, 2001, as the number of units in service decreased from approximately 5.5 million at December 31, 2001 to 4.0 million at October 7, 2002 and the period ended October 7, 2002 reflects an 85 day shorter operating period than the twelve months ended December 31, 2001. Product sales revenues decreased to $24.1 million or 44.3% for the period ended October 7, 2002, from $43.2 million for the twelve months ended December 31, 2001. The net book value of products sold decreased to ($13.1) million or 50.0% for the period ended October 7, 2002 from ($26.2) million for the twelve months ended December 31, 2001. The decrease in product sales for the period January 1, 2002 to October 7, 2002 was the result of the decrease in the number of units in service and the shorter operating period.

      Service, rent and maintenance expenses decreased to $89.3 million or 29.0% of revenues for the period January 1, 2002 to October 7, 2002 from $139.3 million or 29.2% of revenues for the twelve months ended December 31, 2001. The decrease was primarily the result of reductions in subscriber line costs, salaries and benefits due to lower employee levels and the shorter operating period for 2002.

      Selling and marketing expenses decreased to $51.0 million or 16.6% of revenues for the period ended October 7, 2002 from $92.5 million or 19.4% of revenues for the twelve months ended December 31, 2001. The decrease was due to the decline in number of sales representatives required as there are fewer subscriber units in service and the shorter operating period in 2002.

      General and administrative expenses decreased to $106.7 million or 34.7% of revenues for the period ended October 7, 2002 from $161.2 million or 33.8% of revenues for the twelve months ended December 31, 2001. The decrease was primarily the result of lower salaries, facilities costs, professional services and bad debt expenses and the shorter operating period in 2002.

      Reorganization expenses increased to $19.0 million for the period ended October 7, 2002 from $15.0 million for the twelve months ended December 31, 2001. Such costs include approximately $10.6 million costs incurred for legal, financial and investment banking services received in connection with our debt restructuring efforts and chapter 11 proceedings described herein, severance costs of approximately $3.2 million and facility lease exit costs of approximately $4.7 million related to a 2002 operational restructuring.

      Depreciation expenses decreased to $50.4 million for the period ended October 7, 2002 from $193.5 million for the twelve months ended December 31, 2001. The decrease in depreciation expense resulted mainly from a reduction in the basis of our assets, due to the impairment charges taken during the second and fourth quarters of 2001 and the shorter operating period in 2002.

      Amortization expenses decreased to $0 for the period ended October 7, 2002 from $380.2 million for the twelve months ended December 31, 2001. The decrease was primarily the result of impairment write-downs which occurred in the three months ended June 30, 2001 and December 31, 2001, in which we fully wrote off our goodwill and intangible assets.

      Factors that indicated an impairment of long-lived assets had occurred included a continued reduction in revenues and operating cash flows, the termination of a merger agreement with Weblink and continuing competitive industry and economic conditions. The amount of write down in each period was equal to the amount by which the carrying value of our long-lived assets exceeded the estimated future discounted cash flows of such assets over their estimated useful lives.

      Interest expense decreased to $39.3 million for the period ended October 7, 2002 from $100.7 million for the twelve months ended December 31, 2001. The decrease was the result of the cessation of interest accruals on our senior subordinated notes from June 3, 2002 through October 7, 2002, lower average interest rates for the period and the shorter operating period in 2002.

      In connection with our emergence from chapter 11, we recognized a net gain of $749.8 million resulting from the discharge and termination of debt incurred before the bankruptcy filing and a net gain of $575.5 million resulting from our fresh start accounting adjustments. See Note 2 to the consolidated financial statements.

      In connection with our emergence from chapter 11, we recorded a gain of $80.3 million related to the cancellation of the Predecessor Company Preferred stock. See Note 2 to the consolidated financial statements.

Discussion of the Selected Results of Operations Data for the Twelve Months Ended December 31, 2002 and 2001

      For purposes of this Management’s Discussion and Analysis, certain financial data has been combined for the Predecessor Company from January 1, 2002 through October 7, 2002 and the Reorganized Company from October 8, 2002 to December 31, 2002 and discussed in relation to the year ended 2001. However, for reasons described in Notes 1 and 2, the Company’s financial statements for the periods before Metrocall emerged from bankruptcy are not comparable to the Reorganized Company’s financial statements for the period October 8, 2002 to December 31, 2002.

     Selected Revenues Data

	2001		2002

		% of		% of
		Revenues		Revenues

Service, rent and maintenance revenues	$460,448	96.4%	$378,138	96.4%
Product sales	43,225	9.1%	28,134	7.2%

Total revenues	503,673	105.5%	406,272	103.6%
Net book value of products sold	(26,176)	(5.5)%	(14,166)	(3.6)%

	$477,497	100.0%	$392,106	100.0%

Average revenue per unit (ARPU)	$6.55		$6.84
Ending units in Service	5,455,065		3,719,384

     Selected Operating Expenses

		% of	Expenses
		Revenues	per Unit

				2002

				% of
				Revenues

					Expenses
					per
	2001				Unit

Service, rent and maintenance	$139,326	29.2%	$1.91	$112,254	28.6%	$2.07
Selling and marketing	92,481	19.4%	1.27	62,311	15.9%	1.15
General and administrative	161,161	33.8%	2.21	134,409	34.3%	2.48

Total	$392,968	82.3%	$5.39	$308,179	78.8%	$5.70

Combined Revenues

      Service, rent and maintenance revenues decreased to $378.1 million or 17.9% for the twelve months ended December 31, 2002, from $460.4 million for the twelve months ended December 31, 2001, as the number of units in service decreased from approximately 5.5 million at December 31, 2001 to 3.7 million at December 31, 2002. Product sales revenues decreased to $28.1 million or 34.9% for the twelve months ended December 31, 2002, from $43.2 million for the twelve months ended December 31, 2001. The net book value of products sold decreased to ($14.2) million or 45.9% for the twelve months ended December 31, 2002 from ($26.2) million for the twelve months ended December 31, 2001. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

      The following provides discussion of fluctuations in our net revenues based upon the underlying airtime service provided (traditional or advanced messaging). The amounts for 2002 set forth in the tables below represent the Predecessor Company’s results of operations for the period January 1, 2002 to October 7, 2002 combined with the Reorganized Company’s results of operations for the period October 8, 2002 to December 31, 2002 (the “combined period.”) (All dollars in thousands except per unit information):

	2001		2002

		% of		% of
		Revenues		Revenues

TRADITIONAL PAGING REVENUES
Service, rent and maintenance	$414,521	95.5%	$319,454	96.1%
Product sales	36,689	8.4%	18,926	5.7%

Total revenues	451,210	103.9%	338,380	101.8%
Net book value of products sold	(16,998)	(3.9)%	(6,072)	(1.8)%

Net revenues	$434,212	100.0%	$332,308	100.0%

ARPU	$6.08			$6.06
Ending units in service	5,223,621			3,514,217

      Traditional paging service, rent and maintenance revenues decreased approximately $95.1 million from $414.5 million in 2001 to $319.5 million in the 2002 combined period. In the 2002 combined period ended December 31, 2002 the number of subscribers receiving airtime services decreased approximately 1.7 million to 3.5 million subscribers. Of this decrease, approximately 25% occurred in our direct distribution channels and 75% occurred in our indirect distribution channels. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; and the conversion of subscribers to our advanced messaging services. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our desire to increase the ARPU in this relatively low ARPU distribution channel. ARPU decreased $0.02 to $6.06 from 2001.

      We expect that revenues generated from traditional paging will continue to decrease in the foreseeable future. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers and industry compression on pricing. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of customer churn.

      Product sales from traditional paging decreased on a combined basis approximately $17.8 million from $36.7 million in 2001 to $18.9 million in the 2002 combined period and decreased as a percentage of net revenues from 8.4% in 2001 to 5.7% in the combined period ended December 31, 2002. Net book value of products sold decreased on a combined basis approximately $10.9 million from $17.0 million in 2001 to $6.1 million in the 2002 combined period and decreased as a percentage of net revenues from 3.9% in 2001 to 1.8% in 2002. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in the combined period ended December 31, 2002.

	2001		2002

		% of		% of
		Revenues		Revenues

ADVANCED MESSAGING REVENUES
Service, rent and maintenance	$45,927	106.1%	$58,684	98.1%
Product sales	6,536	15.1%	9,208	15.4%

Total revenues	52,463	121.2%	67,892	113.5%
Net book value of products sold	(9,178)	(21.2)%	(8,095)	(13.5)%

Net revenues	$43,285	100.0%	$59,797	100.0%

ARPU	$22.25		$22.40
Ending subscribers in service	231,444		205,167

      Advanced messaging service, rent and maintenance revenues increased by $12.8 million from 2001 to approximately $58.7 million in the 2002 combined period. The increase in service, rent and maintenance revenues was the result of a greater average number of subscribers in service in 2002 than in 2001; and a more weighted shift in product placements into our direct distribution channels in 2002. ARPU for the combined period ended December 31, 2002 increased by $0.15 to $22.40 from $22.25 in December 31, 2001.

      Product sales from advanced messaging operations increased approximately $2.8 million from 2001 to $9.2 million in the 2002 combined period. Net book value of products sold decreased $1.1 million to approximately $8.1 million in the 2002 combined period. We bundle the sale of two-way messaging equipment with the related service and recognize revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

Combined Operating Expenses

      Overall, we experienced an increase in the average monthly operating costs per unit in service (operating expenses per unit before depreciation and amortization) from 2001 to the 2002 combined period. Average monthly operating cost per unit increased $0.31 from $5.39 per unit for 2001 to $5.70 per unit for the 2002 combined period. Each operating expense is discussed separately below.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses decreased by approximately $27.0 million from $139.3 million in 2001 to $112.3 million in the 2002 combined period and decreased as a percentage of net revenues from 29.2% in 2001 to 28.6% in the 2002 combined period. Monthly service, rent and maintenance expense per unit increased from $1.91 per unit in 2001 to $2.07 per unit in the 2002 combined period. Service, rent, and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, salaries and dispatching costs. Such decreases were the result of rationalization and re-negotiation of dispatching and subscriber lines costs; lower compensation expenses from a smaller workforce and other cost cutting initiatives undertaken in connection with the preparation for or implementation of our Plan. The increase in monthly average service, rent and maintenance expenses per unit was the result of the above events and the impact of a lower average number of units in service for the 2002 combined period. We expect that service, rent and maintenance expenses on a full-year basis in 2003 will continue to decrease as a result of the planned cost reductions described under “Business Strategy”.

      Selling and Marketing. Selling and marketing expenses decreased by approximately $30.2 million from $92.5 million in 2001 to $62.3 million in the 2002 combined period and decreased as a percentage of net revenues from 19.4% in 2001 to 15.9% in 2002. The overall expense decrease was primarily the result of reductions in salaries and commissions and other related expenses as a result of a smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense unit decreased from $1.27 per unit in 2001 to $1.15 per unit in the 2002 combined period as a result of the above described events and the impact of a lower average number of units in service for the 2002 combined period. We expect that selling and marketing expenses on a full-year basis in 2003 will continue to decrease as a result of the planned cost reductions described under “Business Strategy”.

      General and administrative expenses. General and administrative expenses decreased approximately $26.8 million from $161.2 million in 2001 to $134.4 million in the 2002 combined period and decreased as a percentage of net revenues from 33.8% in 2001 to 34.3% in the 2002 combined period. The decrease in general and administrative expenses was primarily the result of a reduction in bad debts, rents, salaries, taxes, and other related expenses, due to several cost containment initiatives that focused on the back office centralization and rationalization related to the preparation for or implementation of our Plan. Monthly general and administrative expenses per unit increased $0.27 from $2.21 in 2001 to $2.48 per unit in the 2002 combined period as a result of these events and the impact of a lower average number of units in service for the 2002 combined period. We expect that general and administrative expenses on a full-year basis in 2003 will continue to decrease as a result of the planned cost reductions described under “Business Strategy”.

Discussion of Predecessor Company’s Results of Operations for the Year Ended December 31, 2001 Compared With December 31, 2000

	Predecessor Company

	2000		2001

		% of		% of
		Revenues		Revenues

REVENUES
Service, rent and maintenance	$504,800	96.2%	$460,448	96.4%
Product sales	57,183	10.9%	43,225	9.1%

Total revenues	561,983	107.2%	503,673	105.5%
Net book value of products sold	(37,509)	(7.2)%	(26,176)	(5.5)%

	524,474	100.0%	477,497	100.0%
OPERATING EXPENSES
Service, rent and maintenance	133,667	25.5%	139,326	29.2%
Selling and marketing	103,413	19.7%	92,481	19.4%
General and administrative	172,017	32.8%	161,161	33.8%
Reorganization	—	—	15,017	3.1%
Depreciation	111,160	21.2%	193,532	40.5%
Amortization	175,803	33.5%	380,295	79.6%

Total operating expenses	696,060	132.7%	981,812	205.6%

Loss from operations	(171,586)	(32.7)%	(504,315)	(105.6)%
Interest and other income/(expense), net	(2,450)	(0.5)%	(7,822)	(1.6)%
Interest expense	(84,169)	(16.0)%	(100,672)	(21.1)%
Gain on early extinguishment of debt	22,876	4.4%	—	—
Income tax benefit	20,775	4.0%	—	—

Net loss	(214,554)	(40.9)%	(612,809)	(128.3)%
Preferred dividends and accretion	(9,816)	(1.9)%	(10,391)	(2.2)%
Series C Preferred exchange inducement	(6,308)	(1.2)%	—	—

Loss attributable to common stockholders	($230,678)	(44.0)%	($623,200)	(130.5)%

Other Selected Data	2000	2001

Average revenue per unit (ARPU)	$6.92	$6.55
Ending subscribers in service	6,254,373	5,455,065
Operating Expenses per Unit
Service, rent and maintenance	$1.83	$1.91
Selling and marketing	1.42	1.27
General and administrative	2.36	2.21

	$5.61	$5.39

Revenues

      The following discusses revenues based on traditional paging and advanced messaging results of operations for fiscal years 2000 and 2001(all dollars in thousands except per unit information):

	2000		2001

		% of Revenues		% of Revenues

Traditional Paging Revenues
Service, rent and maintenance	$495,747	96.0%	$414,521	95.5%
Product sales	53,426	10.4%	36,689	8.4%

Total revenues	549,173	106.4%	451,210	103.9%
Net book value of products sold	(32,999)	(6.4)%	(16,998)	(3.9)%

Net revenues	$516,174	100.0%	$434,212	100.0%

ARPU	$6.84		$6.08
Number of subscribers	6,141,847		5,223,621

      Traditional paging service, rent and maintenance revenues decreased approximately $81.2 million from $495.7 million in 2000 to $414.5 million in 2001. During 2001, traditional paging revenues decreased as a result of declines in the number of subscribers receiving airtime services and a lower average monthly revenue per unit statistics. In 2001, the number of direct distribution subscribers decreased 89,518, which includes the impact of the units secured through acquisitions of other paging entities of 232,529. Absent the acquisition of Southeast Paging, Inc. in June 2001, the total direct subscriber decrease would have been 322,047. This decrease was the result of placements of new subscribers and cancellation of subscriber accounts as the result of a lessened demand for paging services and conversion of certain existing customers to our advanced messaging services.

      Our indirect distribution channels decreased 828,708 units in 2001. This decrease occurred mainly in the reseller and strategic alliance channels. The decrease was the result of a reduced demand for paging services; economic conditions which caused many resellers to withdraw from selling paging services; and competing technologies.

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

	2000		2001

		% of Revenues		% of Revenues

Advanced Messaging Revenues
Service, rent and maintenance	$9,053	109.1%	$45,927	106.1%
Product sales	3,757	45.3%	6,536	15.1%

Total revenues	12,810	154.4%	52,463	121.2%
Net book value of products sold	(4,510)	(54.4)%	(9,178)	(21.2)%

Net revenues	$8,300	100.0%	$43,285	100.0%

ARPU	$13.41		$22.25
Number of Subscribers	112,526		231,444

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

      Product sales from advanced messaging operations increased approximately $2.8 million to $6.5 million in 2001. Net book value of products sold increased $4.7 million to approximately $9.2 million in 2001. We bundle the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

Operating Expenses

      Overall in 2001, we experienced a decrease in average monthly operating costs per unit in service (operating expenses per unit before depreciation and amortization) of $0.22 per unit. Each operating expense is discussed separately below.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $5.6 million from $133.7 million in 2000 to $139.3 million in 2001 and increased as a percentage of net revenues from 25.5% in 2000 to 29.2% in 2001. Monthly service, rent and maintenance expense per unit increased from $1.83 per unit in 2000 to $1.91 per unit in 2001. Service, rent and maintenance expenses increased $16.4 million as a result of provisioning costs incurred in providing advanced messaging services to 118,918 additional subscribers in 2001 mainly through our alliance agreement with Weblink. This expense increase was almost fully offset by decreases in traditional messaging costs such as reductions from the use of third-party paging and dispatch providers and subscriber line costs; and reductions in salary and benefit costs associated with reduced staffing levels in inventory, engineering and technical functions in 2001.

      Selling and marketing expenses. Selling and marketing expenses decreased approximately $10.9 million from $103.4 million in 2000 to $92.5 million in 2001 and decreased as a percentage of net revenues from 19.7% in 2000 to 19.4% in 2001. The overall expense decrease was primarily the result of reductions in print and media advertising of $5.1 million and salaries and commissions expenses of $4.4 as a result of a slightly smaller sales and marketing force. Monthly selling and marketing expense per unit decreased from $1.42 per unit in 2000 to $1.27 per unit in 2001.

      General and administrative expenses. General and administrative expenses decreased approximately $10.8 million from $172.0 million in 2000 to $161.2 million in 2001 and increased as a percentage of net revenues from 32.8% in 2000 to 33.8% in 2001. The decreases in general and administrative expenses were primarily the result of reductions in salary expenses of $5.2 million, telephone administrative expenses of $2.8 million and contract services of approximately $1.9 million. Monthly general and administrative expenses per unit decreased by $0.15 from $2.36 in 2000 to $2.21 per unit in 2001 as a result of these events.

      Reorganization expense. Reorganization expenses of $15.0 million consist of costs incurred related to the Weblink merger which we terminated in May 2001, and legal, investment banking, and other costs incurred to stabilize the company and to evaluate our restructuring options.

      Depreciation expense. Depreciation expense increased approximately $82.3 million from $111.2 million in 2000 to $193.5 million in 2001. Approximately $82.1 million was the result of a write-down to paging and plant equipment and building and leasehold improvements for impairment in the three months ended December 31, 2001. The remaining net increase was primarily the result of the depreciation expense on 2000 and 2001 additions to infrastructure and subscriber equipment. Please refer to amortization below for further description of the impairment write-down.

      Amortization expense. Amortization expense related to the amortization of identified intangible assets of companies we acquired increased approximately $204.5 million from $175.8 million in 2000 to $380.3 million in 2001, primarily as a result of impairment write-downs which occurred in the three months ended June 30, 2001 and December 31, 2001. We wrote down the carrying value of our goodwill and FCC licenses $107.0 million and $172.7 million respectively in the three months ended June 30, 2001. Factors that indicated impairment had occurred included a continued reduction in revenues and operating cash flows, the termination of a merger agreement with Weblink and continuing competitive industry and economic conditions.

      We wrote down the carrying value of certain of our long-lived assets including the remaining carrying value of our intangible assets of $26.2 million in the three months ended December 31, 2001. Factors that indicated an impairment had occurred in this period included a greater than expected decrease in actual and future expected recurring traditional revenues and subscribers, and a slower than expected growth rate in revenues of our advanced messaging business.

      The amount of write down in each period was equal to the amount by which the carrying value of our long-lived assets exceeded the estimated future discounted cash flows of such assets over their estimated useful lives. Amortization expense was comprised of the following elements in 2000 and 2001 (all dollars in thousands):

	Amortization			Increase or
Amortization Expenses	Period	December 31, 2000	December 31, 2001	(Decrease)

Subscriber lists	3 years	$123,442	$52,686	($70,756)
FCC licenses	10 years	28,899	206,493	177,594
Goodwill	10 years	17,247	115,436	98,189
Other	Various	6,215	5,680	(535)

		$175,803	$380,295	$204,492

      Interest expense. Interest expense increased approximately $16.5 million, from $84.2 million in 2000 to $100.7 million in 2001. Approximately $15.0 million of the increase represented the write-off of deferred financing costs on long-term debt balances classified as current liabilities at December 31, 2001. Average debt balances were also approximately $8.8 million higher in 2001 than 2000. The average principal balances outstanding under our credit facility and senior subordinated notes during 2001 was $133.0 million and $626.8 million, respectively. Total debt decreased $0.6 million from $761.9 million at December 31, 2000 to $761.3 million at December 31, 2001.

      Income tax benefit. Income tax benefit decreased approximately $20.8 million from $20.8 million in 2000 to $0 in 2001 as no tax benefit was generated in 2001.

      Net loss. Our net loss increased approximately $398.2 million from $214.6 million in 2000 to $612.8 million in 2001 mainly as a result of the above-mentioned events.

      Preferred dividends. Preferred dividends increased approximately $0.6 million in 2001 from $9.8 million in 2000 to $10.4 million in 2001. The increase was the result of higher dividends paid to the holders of the Series A Preferred due to the compounding nature of the preferred stock series.

Financial Condition, Liquidity and Capital Resources

      Our ability to continue as a going concern is dependent upon several factors, including but not limited to our ability to (i) generate sufficient cash flows to meet our obligations, on a timely basis, (ii) continue to obtain uninterrupted supplies and services from our vendors; (iii) retain employees, and (iv) reduce capital expenditures and operating expenses.

      Our liquidity position is also influenced by the timing of our accounts receivable collections and disbursements to vendors and employees. We invoice approximately 85% of our customers monthly in advance of providing our services and our days receivables outstanding average approximately 47 days. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunication providers and facility and site landlords are made on a monthly basis. We have customary trade terms with most of our vendors.

      In connection with the implementation of our Plan, we discharged indebtedness under the old credit facility and senior subordinated notes of $758.7 million and unpaid accrued interest in exchange for the debt and equity securities issued under the Plan. At December 31, 2002, debt balances at their face value consisted of (dollars in thousands):

December 31, 2002

Opco. senior secured note	$60,000
Holdco subordinated PIK note	20,559
Other, including capital lease	2,328

Total	$82,887

      The following describes the debt issued under the Plan:

      Senior Secured Promissory Note (the “Senior Note”). The $60.0 million Senior Note issued by Opco and guaranteed by Holdco and its subsidiaries accrues interest at the prime lending rate plus a margin of 2.875%. Interest payments are made on the last business day of each month. The maturity date of the note is March 31, 2004. The note is secured by substantially all of our assets. Scheduled repayments of the note will begin in March 2003, according to the following schedule (dollars in thousands):

Payment Dates	Quarterly Amount

March 31, 2003	$10,000
June 30, 2003	7,000
September 30, 2003	4,000
December 31, 2003	2,000
March 31, 2004	37,000

Total	$60,000

      Within five business days of December 31, 2002 and thereafter within five business days after the end of each fiscal quarter, we are required to make a mandatory repayment of 100% of our Unrestricted Cash in excess of $10.0 million. To the extent that such mandatory prepayments are made, the payments will be applied to the scheduled payments described in the table above in inverse order of maturity. Unrestricted Cash means cash on hand with Holdco, Opco and LicenseCo excluding (i) cash necessary to make distributions pursuant to our Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by Permitted Liens.

      On January 7, 2003, we made a mandatory prepayment of $35.0 million and on March 31, 2003, we repaid an additional $15.0 million of principal outstanding on the Senior Note. As of March 31, 2003, our outstanding obligation on the Senior Note was $10.0 million. We expect to retire this obligation by July 1, 2003 approximately nine months prior to its March 2004 maturity date.

      Senior Subordinated PIK Note. The $20.0 million senior subordinated PIK note issued by Holdco and guaranteed by LicenseCo and Ventures accrues interest at a rate of 12% per annum due quarterly in arrears by issuance of additional senior secured notes until the senior secured note is fully repaid. Thereafter, interest shall be due and payable monthly in arrears in cash. The maturity date of the note is December 31, 2004. As of December 31, 2002, we issued PIK notes of $559,000 reflecting interest that had accrued on the note from October 8, 2002 to December 31, 2002. Scheduled repayments of the note begin in June 2004 according to the following schedule (dollars in thousands):

Payment Dates	Quarterly Amount

June 30, 2004	$3,000
September 30, 2004	2,000
December 31, 2004	15,559

Total	$20,559

      Upon payment in full for the Senior Note and the end of each quarter thereafter, we are required to reduce the PIK Note by an amount equal to 100% of our Unrestricted Cash (as defined with respect to the senior secured note) in excess of $10.0 million. This prepayment shall be payable within five business days after the end of each such quarter.

      Under both notes, we are required to remain in compliance with certain financial covenants including (i) a ratio of total net debt to annualized operating cash flow not to exceed the ratio of 1.0:1.0. and, (ii) a ratio of operating cash flow to cash interest expense that must exceed the ratio of 2.0:1.0 at all times. In addition there are limitations on the amount of system and pager device capital expenditures that we may incur. As of December 31, 2002, we were in compliance will all covenants under both notes.

     Cash Flows

	Twelve months ended
	December 31,
($’s in thousands)
	2001	2002

Net cash provided by operating activities	$39,541	$51,084
Net cash used in investing activities	$(41,161)	$(26,890)
Net cash used in financing activities	$(844)	$(799)

      Net cash provided by operating activities increased $11.6 million for the 2002 combined period from $39.5 million for the twelve months ended December 31, 2001 to $51.1 million for the twelve months ended December 31, 2002. The increase was the result of decreases in net revenues for the 2002 combined period almost full offset by decreases in service, rent and maintenance, selling and marketing and general and administrative expenses; and changes in working capital including a decrease in accounts receivable of $18.4 million and accounts payable and accrued expenses of $11.9 million from 2001 year-end balances.

      Net cash used in investing activities decreased $14.3 million for the 2002 combined period from $41.2 million for the twelve months ended December 31, 2001 to $26.9 million for the 2002 combined period. The decrease was primarily the result of lower capital expenditures in 2002, which included expenditures of approximately $21.3 million for pager devices and $5.4 million for paging infrastructure and computer related equipment. Total capital expenditures for 2003 are expected to range from $10.0 million to $15.0 million.

      Net cash used in financing activities decreased $45,000 for the 2002 combined period from $844,000 for the twelve months ended December 31, 2001 to $799 for the 2002 combined period. In 2003, we expect that net cash used in financing activities will increase as we make repayments on both the Senior and PIK notes. During 2003, we expect to fully repay both notes with cash generated from operations. Through March 31, 2003, we have repaid approximately $50.0 million of the $60.0 million Senior Note.

      Cash and cash equivalents. At December 31, 2002, cash and cash equivalents balances were $47.5 million on the Senior Note and as of March 31, 2003, this balance had decreased to approximately $14.0 million primarily as a result of the $50.0 million aggregate payments on the Senior Note discussed above partially offset by cash generated from operations.

      In accordance with our Plan, we had approximately $8.5 million of cash balances restricted for payment of administrative and tax claims and disputed subsidiary general unsecured claims related to the chapter 11 proceedings at December 31, 2002. These amounts are included in restricted cash on the accompanying balance sheet. As of March 1, 2003, these balances remained unchanged.

Inflation

      Inflation is presently not a material factor affecting our business. Traditional one-way paging system equipment and operating costs have not increased and one-way pager costs have declined significantly in recent years. This reduction in costs has been reflected in lower prices charged to our subscribers. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to inflationary pressures.

Commitments

      Metrocall has operating leases for offices, retail stores and transmitting sites with lease terms ranging from 1 to 15 years. Minimum annual lease payments on operating leases having initial or remaining noncancelable lease terms in excess of one year during the years 2003 through 2007 are $27.7 million, $21.2 million, $15.1 million, $5.4 million and $2.5 million, respectively.

Factors Affecting Future Operating Results

      There are various factors that could adversely affect our business, financial condition, prospects and results of operations. The principal factors that have not been described elsewhere in this Report, are described below.

      Traditional Paging Services — In 2002, we experienced a decrease in traditional paging subscribers of approximately 1.7 million units. We believe that the demand for traditional paging services has decreased industry-wide over the past two years and will continue to decline for the foreseeable future. Because of our high fixed costs, subscription cancellations cannot be fully offset by expense reductions and therefore would adversely impact our cash flows. While we will make efforts to replace lost subscribers, the marketing and other expenses associated with adding subscriptions is high and could adversely affect our cash flow in the short-term if the replacement efforts are successful and in the longer term if they are not successful.

      Advanced Messaging Services — In 2002, we also experienced a decrease in the number of subscribers receiving advanced messaging services. We believe that the demand for such services will continue to be challenged by our continued focus of our financial resources away from the leasing of advanced messaging products and due to technological developments of competitive wireless messaging products using communication protocols not presently accessible or available to Metrocall. Our ability to provide advanced messaging services is also dependent on the ability of our alliance partner, Weblink, to continue as a going concern and on our success in replacing Motorola, Inc. as the device manufacturer of the Reflex25 device.

      The strategic alliance agreement between Metrocall and Weblink requires, among other things, Weblink to provide certain service levels in exchange for Metrocall paying for use on a per unit in service basis. This agreement also requires, that beginning in October 2004, Metrocall make certain Engineering payments to Weblink, as defined in the strategic alliance agreement, totaling approximately $15.0 million payable ratably in installments over four quarters.

Additional Competition due to Technological Developments — Technological developments could lead to increased competition to Metrocall.

      Future technological developments in the wireless communications industry, such as narrowband PCS and broadband PCS, could create new services or products that compete with Metrocall’s paging and wireless messaging services. See page 10 for a discussion of these developments. That increased competition might result in loss of existing or future subscribers, loss of revenues and increase in expenses to stay competitive.

      Further developments of broadband PCS could also lead to increased competition. Many companies now provide wireless telephone service using broadband PCS technology and either have begun or will begin providing paging service. As result, we might experience losses in subscribers and recurring revenues and cost increases to stay competitive.

      Other changes in technology could lower the cost of competing services and products to a level at which Metrocall’s pricing for its services and products would cease to be competitive. We cannot assure you that we will be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, nor can we assure you that our profit margins, inventory costs and cash flows will not be adversely affected by technological developments.

Satellite Failures — Metrocall’s ability to deliver paging and messaging services could be interrupted if satellite failures occur.

      Metrocall transmits a majority of its paging traffic through its satellite facility in Stockton, California. However, we also rely on satellite facilities operated by other companies to control many of the transmitters on our nationwide and wide-area networks. We also use land-based communications facilities such as microwave stations and landline telephone facilities to connect and control the paging base station transmitters in our networks. The failure or disruption of transmissions by these satellites and other facilities could disrupt our paging and messaging services and impair our results of operations and adversely affect our ability to gain more subscribers and increase revenues.

Regulatory Changes and Compliance — Changes in the regulations that govern Metrocall’s business might make it more difficult or costly to operate its business or comply with its changes.

      The FCC and to a lesser extent state regulatory agencies regulate our paging and messaging operations. Those agencies might take actions, such as changing licensing requirements or the allocation of radio spectrum that would make it more difficult or costly for us to operate our business. For example, the FCC has adopted rules under which it will issue licenses that would permit companies to offer paging services on a wide-area basis through competitive bidding. We believe these rules may simplify our regulatory compliance burdens, particularly regarding adding or relocating transmitter sites; however, those rules may also increase our costs of obtaining paging licenses in the future. In addition, we cannot assure you that we will be able to comply with all changes implemented by the agencies regulating its business, such as changes in licensing or build-out requirements.

Future Industry Consolidation

      Since 2001, the company, from time to time, has received expressions of interest and/or engaged in negotiations with other parties with a view toward further consolidation of the paging industry. In accordance with our Certificate of Incorporation, the Board of Directors has formed the required committee to consider any such matters as they may arise.

Dependence on Key Management Personnel — If Metrocall is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis and its business operations might be adversely affected.

      Our existing operations and our ability to achieve our goals to maximize free cash flows are dependent to a significant extent upon the efforts and abilities of certain key individuals, including our President and Chief Executive Officer, Vincent D. Kelly. Mr. Kelly has substantial expertise and experience in the paging and messaging industry, knows the intricacies of our business operations and is responsible for the development and implementation of our current business strategy. We have an employment contract with Mr. Kelly which includes a two year non-compete for a termination of employment for any reason. We do not have “key man” life insurance for him. If we are unable to retain Mr. Kelly, it is unlikely we could find someone to replace him that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if we could find a replacement, our business would be impaired from the disruption associated with changes in management.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We do not believe that our debt securities or preferred stock are subject to significant market risk.

ITEM 8.	Financial Statements and Supplemental Data

Description	Page

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	F-2
Report of Arthur Andersen LLP, Independent Public Accountants	F-4
Consolidated Balance Sheets, as of December 31, 2001 and 2002	F-5
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002	F-6

Consolidated Statements of Stockholders’ Equity/(Deficit) for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002
F-7
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002	F-8
Notes to Consolidated Financial Statements	F-9

Schedule II: Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002
F-26

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 23, 2002, we dismissed our independent auditors, Arthur Andersen LLP (Arthur Andersen), and engaged Ernst & Young LLP (Ernst & Young) to serve as our new independent auditors for the fiscal year ended December 31, 2002. This decision was recommended by our Audit Committee and approved by the Board of Directors.

      Arthur Andersen’s reports on our consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. However, they did issue a modified audit report for these time periods to reflect their concern that Metrocall may not be able to continue as a going concern in the future.

      During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and the date of this effective date of Arthur Andersen’s dismissal, there were no disagreements between us and Arthur Andersen on any matter of accounting principle, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years.

      During the years ended December 31, 2001 and 2000 and through the date of their appointment as our independent auditors, neither us nor anyone acting on our behalf consulted Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 14.	Controls and Procedures

      Within 90 days prior to the filing date of this report and under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subject to the date of our last evaluation.

ITEM 15.	Principal Accountants Fees and Services

      Additional documents will be filed with the Commission within 120 days after the close of the fiscal year and are incorporated by reference into Part III.

PART IV

ITEM 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements

      The following financial statements are included in Part II Item 8

Description	Page

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	F-2
Report of Arthur Andersen LLP, Independent Public Accountants	F-4
Consolidated Balance Sheets, as of December 31, 2001 and 2002	F-5
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002.	F-6

Consolidated Statements of Stockholders’ Equity/ (Deficit) for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002
F-7
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002	F-8
Notes to Consolidated Financial Statements	F-9

Schedule II: Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002
F-26

      All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (b) Reports on Form 8-K

      Form 8-K dated October 11, 2002 disclosing information regarding confirmation and effectiveness of Metrocall’s Seconded Amended Joint Plan of Reorganization and filing the Orders Confirming Joint Plan of Reorganization and a press release regarding confirmation of the Plan and a press release regarding the effective date of the Plan.

  (c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Debtors Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated June 18, 2002.(a)
2.2	Second Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with respect to Joint Plan of Reorganization for the Debtors under Chapter 11 of the Bankruptcy Code, dated July 18, 2002.(a)
2.3	Order Confirming Metrocall, Inc. Joint Plan of Reorganization, excluding exhibits other than the Plan.(b)
3.1	Amended and Restated Certificate of Incorporation of Metrocall.(b)
3.2	Amended and Restated Bylaws of Metrocall.(b)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series A Preferred Stock of Metrocall.(b)
10.1	$60,000,000 Credit Agreement by and among Metrocall, Inc. (f/k/a McCaw RCC Communications, Inc.), certain lenders and Toronto Dominion (Texas), Inc. as administrative agent, dated as of October 8, 2002 (“Loan Agreement”).†
10.2	First Amendment to Loan Agreement, dated February 19, 2003.†
10.3	$20,000,000 Credit Agreement by and among Metrocall Holdings, Inc. (f/k/a Metrocall, Inc.), certain lenders and Toronto Dominion (Texas), Inc. as administrative agent, dated as of October 8, 2002 (“PIK Loan Agreement”).†
10.4	First Amendment to PIK Loan Agreement, dated February 19, 2003.†
10.5	Employment Agreement between Metrocall and William L. Collins, III.†
10.6	Employment Agreement between Metrocall and Vincent D. Kelly.†
11.1	Statement re computation of per share earnings.†
21.1	Subsidiaries of Metrocall.†
99.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).†

†	Filed herewith.
(a)	Incorporated by reference to Metrocall’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.
(b)	Incorporated by reference to Metrocall’s Registration Statement on Form 8-A filed with the Commission on October 9, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2003

METROCALL HOLDINGS, INC.

By:	/s/ VINCENT D. KELLY

Vincent D. Kelly
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VINCENT D. KELLY Vincent D. Kelly	President and Chief Executive Officer	March 31, 2003
/s/ GEORGE Z. MORATIS George Z. Moratis	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003
/s/ ROYCE YUDKOFF Royce Yudkoff	Chairman of the Board	March 31, 2003
William L. Collins III	Director
/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 31, 2003
/s/ NICHOLAS A. GALLOPO Nicholas A. Gallopo	Director	March 31, 2003
/s/ DAVID J. LEONARD David J. Leonard	Director	March 31, 2003
/s/ BRIAN O’REILLY Brian O’Reilly	Director	March 31, 2003
/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 31, 2003

CERTIFICATION

I, Vincent D. Kelly, certify that:

1.	I have reviewed this annual report on Form 10-K of Metrocall Holdings, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ VINCENT D. KELLY
Vincent D. Kelly
President and Chief Executive Officer

CERTIFICATION

I, George Z. Moratis, certify that:

1.	I have reviewed this annual report on Form 10-K of Metrocall Holdings, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ GEORGE Z. MORATIS
George Z. Moratis
Chief Financial Officer

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Description	Number

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	F-2
Report of Arthur Andersen LLP, Independent Public Accountants	F-4
Consolidated Balance Sheets, as of December 31, 2001 and 2002	F-5
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002	F-6
Consolidated Statements of Stockholders’ Equity/(Deficit) for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002
F-7
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002	F-8
Notes to Consolidated Financial Statements	F-9
Schedule II: Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2001, the period from January 1 to October 7, 2002 and the period from October 8 to December 31, 2002
S-1

Report of Independent Auditors

Board of Directors and Shareholders
Metrocall Holdings, Inc.:

      We have audited the accompanying consolidated balance sheet of Metrocall Holdings, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for the period from October 8, 2002 to December 31, 2002 (Reorganized Company) and the period from January 1, 2002 to October 7, 2002 (Predecessor Company-Metrocall, Inc. and subsidiaries). Our audits also included the financial statement schedule for the periods from January 1, 2002 to October 7, 2002 and October 8, 2002 to December 31, 2002, listed in the Index at Item 16. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Metrocall Inc. and subsidiaries (the Predecessor Company) as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated February 15, 2002, expressed an unqualified opinion on those statements and schedule before the restatement disclosures described in Note 5 and reclassifications discussed in Note 4, and included an explanatory paragraph that disclosed substantial doubt about the Company’s ability to continue as a going concern as described in Note 1.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrocall Holdings, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the period from October 8, 2002 to December 31, 2002 (Reorganized Company) and the period from January 1, 2002 to October 7, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the periods from January 1, 2002 to October 7, 2002 and October 8, 2002 to December 31, 2002 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

      As described in Note 1 to the consolidated financial statements, effective October 8, 2002, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware. In connection with its reorganization, the Company applied fresh start accounting on October 7, 2002 as discussed in Notes 2 and 3.

      As discussed in Notes 4 and 5 to the consolidated financial statements, the Company changed its methods of accounting for asset retirement obligations and gains and losses from extinguishment of debt effective October 7, 2002 and for goodwill and intangible assets, effective January 1, 2002.

      As discussed above, the financial statements of Metrocall, Inc. and subsidiaries as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. Also, as discussed in Note 4, the Company changed the classification of costs to refurbish pagers in 2002 and the amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. We audited the adjustments that were applied to reclassify such costs reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the reclassified amounts to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of affected amounts within the financial statements. In our opinion, such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to the disclosures and reclassifications discussed above and, accordingly, we do not express an opinion or any form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 28, 2003

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the company’s filing of its Annual Report of Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K, nor has Arthur Andersen LLP provided a consent to include its report in this Annual Report on Form 10-K. The registrant hereby discloses that the lack of a consent by Arthur Andersen LLP may impose limitations on recovery in investors.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metrocall, Inc.:

      We have audited the accompanying consolidated balance sheets of Metrocall, Inc. and subsidiaries ( a Delaware Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has net capital and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia

February 15, 2002

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	Predecessor		Reorganized
	Company		Company

	December 31,

	2001		2002
		/
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,135	/	$47,530
Restricted cash	—	/	8,516
Accounts receivable, less allowance for doubtful accounts of $7,536 and $6,513 as of December 31, 2001 and 2002, respectively	42,648	/	24,280
Prepaid expenses and other current assets	11,149	/	9,795

Total current assets	77,932	/	90,121

PROPERTY AND EQUIPMENT:
Land, buildings and leasehold improvements	6,661	/	3,197
Furniture, office equipment and vehicles	59,886	/	21,297
Paging and plant equipment	160,310	/	58,650
Less — Accumulated depreciation and amortization	(108,007)	/	(10,927)

	118,850	/	72,217

INTANGIBLE ASSETS, net of accumulated amortization of approximately $0 and $1,948 at December 31, 2001 and 2002, respectively	—	/	21,756
OTHER ASSETS	6,688	/	5,653

TOTAL ASSETS	$203,470	/	$189,747

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt	$759,544	/	$58,949
Accounts payable	18,984	/	8,429
Accrued interest	81,197	/	—
Accrued expenses and other current liabilities	23,945	/	22,560
Deferred revenue and subscriber deposits	27,746	/	15,517

Total current liabilities	911,416	/	105,455

CAPITAL LEASE AND OTHER LONG-TERM DEBT, less current maturities	1,805	/	20,762
LONG TERM DEFERRED REVENUE AND OTHER	8,710	/	13,693

Total liabilities	921,931	/	139,910

COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK
Predecessor Company: 14% cumulative; par value $.01 per share; 6,207,123 shares issued and outstanding as of December 31, 2001 and a liquidation preference of $75,884	70,776	/	—
Reorganized Company: 15% cumulative; par value $.01 per share; 8,500,000 shares authorized; 5,992,572 shares issued and outstanding as of December 31, 2002 and a liquidation preference of $62,071	—	/	49,122
STOCKHOLDERS’ EQUITY/(DEFICIT)
Common stock
Predecessor Company: par value $.01 per share; 200,000,000 shares authorized; 89,214,532 shares issued and outstanding at December 31, 2001	900	/	—
Reorganized Company: par value $.01 per share; 1,200,000 shares authorized; 991,398 shares issued and outstanding at December 31, 2002		/	9
Additional paid-in capital	557,364	/	—
Unearned compensation	—	/	(1,431)
Retained earnings/(deficit)	(1,347,501)	/	2,137

	(789,237)	/	715

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$203,470	/	$189,747

The accompanying notes are an integral part of these consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

					Reorganized
	Predecessor Company				Company

	Year Ended December 31,		January 1 to		October 8 to
			October 7,	/	December 31,
	2000	2001	2002	/	2002
				/
REVENUES:
Service, rent and maintenance	$504,800	$460,448	$296,813	/	$81,325
Product sales	57,183	43,225	24,056	/	4,078

Total revenues	561,983	503,673	320,869	/	85,403
Net book value of products sold	(37,509)	(26,176)	(13,085)	/	(1,081)

	524,474	477,497	307,784	/	84,322
OPERATING EXPENSES:
Service, rent and maintenance	133,667	139,326	89,250	/	23,004
Selling and marketing	103,413	92,481	50,952	/	11,359
General and administrative	172,017	161,161	106,674	/	27,735
Reorganization expense	—	15,017	19,007	/	—
Depreciation	111,160	193,532	50,386	/	10,927
Amortization	175,803	380,295	—	/	1,948

Total operating expenses	696,060	981,812	316,269	/	74,973

Income/(loss) from operations	(171,586)	(504,315)	(8,485)	/	9,349
INTEREST AND OTHER INCOME (EXPENSE), NET	(2,450)	(7,822)	(822)	/	1,047
INTEREST EXPENSE	(84,169)	(100,672)	(39,280)	/	(2,580)
GAIN ON EARLY EXTINGUISHMENT OF DEBT	22,876	—	749,821	/	—

INCOME/(LOSS) BEFORE FRESH START ACCOUNTING ADJUSTMENTS, AND INCOME TAXES	(235,329)	(612,809)	701,234	/	7,816
FRESH START ACCOUNTING ADJUSTMENTS	—	—	575,491	/	—

INCOME/(LOSS) BEFORE INCOME TAXES	(235,329)	(612,809)	1,276,725	/	7,816
INCOME TAX BENEFIT (PROVISION)	20,775	—	—	/	(3,000)

Net income/(loss)	(214,554)	(612,809)	1,276,725	/	4,816
PREFERRED DIVIDENDS AND ACCRETION	(9,816)	(10,391)	(4,855)	/	(2,679)
REORGANIZATION ITEM — ACCRETION OF LIQUIDATION PREFERENCE	—	—	(4,715)	/	—
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	—	80,346	/	—
SERIES C PREFERRED EXCHANGE INDUCEMENT	(6,308)	—	—	/	—

Income/(loss) attributable to common stockholders	$(230,678)	$(623,200)	$1,347,501	/	$2,137

Basic and diluted earnings/(loss) per share attributable to common stockholders	$(3.00)	$(6.93)	$14.98	/	$2.16

Weighted-average common shares outstanding	76,984,096	89,975,772	89,975,772	/	991,398

The accompanying notes are an integral part of these consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands, except share information)

	Common Stock
			Additional
	Shares		Paid-In	Unearned	Accumulated
	Outstanding	Par Value	Capital	Compensation	Deficit	Total

Predecessor Company:
BALANCE, December 31, 1999	41,901,908	$419	$341,070	$—	($493,623)	$(152,134)
Issuances of shares in employee stock purchase plan and other	928,534	9	3,414	—	—	3,423
Warrants exercised	1,102,920	11	2,667	—	—	2,678
Issuances of shares in exchange for senior subordinated notes	8,619,537	86	47,316	—	—	47,402
Issuances of shares in exchange for Series C Preferred	13,250,000	133	111,543	—	(6,308)	105,368
Other common stock issuances	23,411,633	234	51,047	—	—	51,281
Preferred dividends and accretion	—	—	—	—	(9,816)	(9,816)
Net loss	—	—	—	—	(214,554)	(214,554)

BALANCE, December 31, 2000	89,214,532	892	557,057	—	(724,301)	(166,352)
Issuances of shares for employee stock purchase plan and other	761,240	8	307	—	—	315
Preferred dividends and accretion	—	—	—	—	(10,391)	(10,391)
Net loss	—	—	—	—	(612,809)	(612,809)

BALANCE, December 31, 2001	89,975,772	900	557,364	—	(1,347,501)	(789,237)
Preferred dividends and accretion	—	—	—	—	(4,855)	(4,855)
Reorganization item — accretion of liquidation preference	—	—	—	—	(4,715)	(4,715)
Gain on cancellation of preferred stock	—	—	—	—	80,346	80,346
Net loss including elimination of predecessor equity in connection with fresh start accounting	(89,975,772)	(900)	(557,364)	—	1,276,725	718,461
Issuance of common stock under plan of reorganization	991,398	9	—	—	—	9
Restricted stock awarded to executives	—	—	—	(1,550)	—	(1,550)

Reorganized Company:
BALANCE, October 7, 2002	991,398	9	—	(1,550)	—	(1,541)
Preferred dividends and accretion	—	—	—	—	(2,679)	(2,679)
Amortization of unearned compensation	—	—	—	119	—	119
Net income	—	—	—	—	4,816	4,816

BALANCE, December 31, 2002	991,398	$9	$—	$(1,431)	$2,137	$715

The accompanying notes are an integral part of these consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

					Reorganized
	Predecessor Company				Company

	Year Ended
	December 31,		January 1 to		October 8 to
			October 7,	/	December
	2000	2001	2002	/	31, 2002
				/
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,554)	$(612,809)	$1,276,725	/	$4,816
Adjustments to reconcile net loss to net cash provided by operating activities —
Gain on early extinguishment of debt	(22,876)	—	(749,821)	/	—
Depreciation and amortization	286,963	573,827	50,386	/	12,875
Fresh start accounting adjustment	—	—	(575,491)	/	—
Equity in loss of affiliate	4,966	6,248	1,228	/	—
Amortization of debt financing costs and debt discount	3,273	18,634	1,095	/	—
Amortization of unearned compensation	—	—	—	/	119
Accretion on and issuance of PIK Notes	—	—	—	/	869
Accretion on long-term debt	—	—	—	/	665
Increase (decrease) in deferred income taxes	(20,955)	—	—	/	3,000
Changes in current assets and liabilities, net of effects of acquisitions:
Restricted cash	—	—	(10,499)	/	1,983
Accounts receivable	2,111	6,278	18,480	/	(192)
Prepaid expenses and other current assets	(4,017)	(3,650)	2,027	/	(5,303)
Accounts payable	(2,773)	(6,387)	7,492	/	(11,251)
Deferred revenues and subscriber deposits	(6,508)	(4,198)	(10,210)	/	1,927
Accrued interest	—	60,827	30,714	/	—
Accrued expenses and other current liabilities	779	771	262	/	(812)

Net cash provided by operating activities	26,409	39,541	42,388	/	8,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(12,575)	—	—	/	—
Capital expenditures	(95,268)	(41,961)	(24,095)	/	(2,626)
Other	(2,136)	800	(124)	/	(45)

Net cash used in investing activities	(109,979)	(41,161)	(24,219)	/	(2,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	67,497	—	—	/	—
Repayment of long-term debt	(9,497)	—	(633)	/	(166)
Principal payments on long-term debt	(643)	(735)	—	/	—
Net proceeds from issuance of common stock	51,886	304	—	/	—
Deferred debt financing costs and other	(1,863)	(413)	—	/	—

Net cash provided by (used in) financing activities	107,380	(844)	(633)	/	(166)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,810	(2,462)	17,536	/	5,859
CASH AND CASH EQUIVALENTS, beginning of period	2,787	26,597	24,135	/	41,671

CASH AND CASH EQUIVALENTS, end of period	$26,597	$24,135	$41,671	/	$47,530

					Reorganized
	Predecessor Company				Company

	Year Ended
	December 31,		January 1 to		October 8 to
Supplemental disclosures of cash flow information: (in thousands)			October 7,	/	December 31,
	2000	2001	2002	/	2002
				/
Cash payments for interest	$82,000	$21,000	$6,800	/	$1,000
Cash payments for income taxes	$80	$—	$—	/	$—
Supplemental disclosure of non-cash investing and financing items: (in thousands)
Preferred stock dividends and accretion	$9,816	$10,391	$9,570	/	$2,679
Gain on extinguishments of preferred stock	$—	$—	$80,346	/	$—

The accompanying notes are an integral part of these consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Chapter 11 Emergence

      Metrocall Holdings, Inc. together with its subsidiaries (Metrocall or the Company), is a leading provider of local, regional and national paging and advanced wireless data and messaging services in the United States. Through its nationwide wireless network, Metrocall provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas.

Exit from Chapter 11 and Plan of Reorganization

      On October 8, 2002, (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”) in an order entered on September 26, 2002. Metrocall, Inc. and its subsidiaries are referred to herein as the Predecessor Company for the periods prior to October 8, 2002. The reorganized company, Metrocall Holdings, Inc., together with its licensing and operating subsidiaries are collectively referred to herein as the Reorganized Company for the period from October 8, 2002 through December 31, 2002.

Background

      The Predecessor Company’s year ended December 31, 2001 notes to its consolidated financial statements indicated that it may not be able to continue as a going concern. The Company filed voluntary petitions for relief under chapter 11 on June 3, 2002 (the “Petition Date”). The chapter 11 cases were jointly administered for procedural purposes only before the Bankruptcy Court under the docket of Metrocall, Inc. Case No. 02-11579. Metrocall Ventures, Inc. (Ventures), one of the Company’s subsidiaries, did not file a voluntary petition and was not a party to the chapter 11 cases. From June 3, 2002 until October 7, 2002, the Debtors operated their businesses as debtors-in-possession under the Bankruptcy Code.

      Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor’s case under chapter 11. Also, the debtors may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

      Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. On June 3, 2002, the Predecessor Company filed with the Bankruptcy Court its Proposed Joint Plan of Reorganization, which was subsequently amended and supplemented on several occasions.

Summary of the Plan

      Upon the effectiveness of its Plan, the Company implemented a series of operational consolidations and restructurings pursuant to the Plan, which included the following:

(i)	Each of ANMC, MSI and Mobilfone were merged with and into McCaw and all assets and liabilities of these companies were conveyed to McCaw;

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii)	Metrocall, Inc. contributed all right, title and interest in all of its assets to McCaw other than (a) certain intellectual property conveyed to the license subsidiary, Metrocall USA, (b) a sufficient amount of cash to pay claims and to administer the Metrocall, Inc. estate and (c) its ownership interest in Inciscent, Inc., Metrocall USA or Ventures. These assets were contributed subject to all existing liens in place at that time. McCaw simultaneously assumed all of the underlying obligations directly attributable to these assets;

(iii)	Concurrently with the contributions by Metrocall, Inc. to McCaw, Metrocall, Inc. contributed certain intellectual property (including trademarks, trade names, and copyrights) to Metrocall USA. Immediately thereafter, Metrocall USA entered into a license agreement with McCaw for the use of the FCC licenses and other intellectual property; and

(iv)	Metrocall, Inc., McCaw and Metrocall USA each reorganized and continued in operations pursuant to the Plan. Following the mergers and capital contributions described above, McCaw and Metrocall USA each reincorporated under the laws of the State of Delaware with amended and restated certificates of incorporation and by-laws, McCaw was renamed Metrocall, Inc. and the registrant, as reorganized, was renamed Metrocall Holdings, Inc.

      The reorganized and reincorporated entities are as follows: Metrocall Holdings, Inc. (“HoldCo.”, formerly Metrocall, Inc.), Metrocall, Inc. (“OpCo.”, formerly McCaw) and Metrocall USA, Inc. (“LicenseCo.”), respectively.

      The Company’s Plan provided for separate classes of claims and interests for creditors and equity holders of each of the Debtors. Distributions to creditors of the Debtors have commenced and include, among other distributions:

(i)	The execution by OpCo. of a $60.0 million senior secured promissory note and the related loan and security agreements in favor of the Debtors’ senior lenders (under our former pre-petition $133.0 million senior secured credit facility the “Old Credit Facility”). OpCo. is the direct borrower of the senior lenders as a result of the reorganization described above while LicenseCo. together with HoldCo. and Ventures each have guaranteed the senior secured note. The guaranty of HoldCo. is secured by a pledge of its stock and ownership interests in LicenseCo., as well as a pledge of its stock and ownership interests in OpCo., Ventures and Inciscent, Inc.

(ii)	The execution by HoldCo. of $20.0 million secured Paid-in-Kind “PIK” promissory notes and the related loan and security agreements in favor of the senior lenders. LicenseCo. and Ventures each have guaranteed the secured PIK notes.

(iii)	The payment by OpCo. to all holders of allowed general unsecured claims against any of the consolidated operating subsidiaries of 100% of such allowed claims in cash or pursuant to any other such arrangement that has been agreed to between the parties;

(iv)	Cash distributions to holders of allowed tax priority claims, administrative claims and convenience claims;

(v)	The distribution by HoldCo. of 5,300,000 shares of new Series A Preferred Stock (“Series A Preferred”), representing 88.3% of the preferred stock to be issued and $53.0 million of the total $60.0 million initial liquidation preference to holders of the allowed claims of the senior lenders;

(vi)	HoldCo. beginning November 18, 2002, and through interim distributions thereafter (to give effect to resolutions of disputed claims), will distribute to the holders of allowed general unsecured claims against Metrocall, Inc. 500,000 shares of the new Series A Preferred, representing 8.3% of the preferred stock to be issued and $5.0 million of the $60.0 million initial liquidation preference;

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(vii)	The issuance by HoldCo. of the remaining 3.4% of new Series A Preferred, or 200,000 shares, representing $2.0 million of the $60.0 million initial liquidation preference for distribution to the Metrocall’s senior executives subject to and in connection with their respective new employment agreements with HoldCo. and OpCo.; and

(viii)	The issuance by HoldCo. of 420,000 shares of its new common stock, representing 42% of the shares to be issued, to the allowed claims of the senior lenders (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%) and, beginning November 18, 2002 and thereafter (to give effect to resolutions of disputed claims) 580,000 shares of its new common stock, representing 58% of the total shares to be issued, to the allowed holders of general unsecured claims against Metrocall, Inc. (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%).

      Holders of the Predecessor Company’s preferred and common stock outstanding prior to the confirmation date of the Plan received no distributions under the Plan. Such shares of stock were canceled pursuant to the Plan.

Risks and Other Important Factors

      Metrocall is subject to risks and uncertainties including but not limited to competition; reliance on the advanced messaging network of another provider; satellite transmission failures; subscriber turnover; dependence on key management personnel and regulatory changes.

      In February 2003, the Company’s Board of Directors approved a plan to reorganize the corporate management, sales distribution function and several other support functions. The Company expects to recognize severance and related expenses of approximately $5.8 million in the three months ended March 31, 2003 related to the reduction of approximately 300 employee positions.

2.     Basis of Presentation

      The Reorganized Company’s consolidated financial statements for the period October 8, 2002 to December 31, 2002 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

      As a result of the application of fresh start accounting, Metrocall’s financial results for the twelve months ended December 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of Reorganized Company and the Predecessor Company are separately presented. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company’s.

      The accompanying consolidated financial statements of the Reorganized Company include the accounts of Metrocall Holdings, Inc. and its wholly-owned subsidiaries Metrocall, Inc; Metrocall Ventures, Inc., which holds a majority interest in Beacon Peak Associates, Ltd. (“Beacon Peak”) and other limited partnership or LLC interests; and Metrocall USA, Inc. a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission and other intellectual property.

      The accompanying consolidated financial statements of the Predecessor Company include the accounts of Metrocall, Inc. and its wholly owned operating subsidiaries McCaw RCC Communications, Advanced Nationwide Messaging Corporation, Mobilfone Service LP, Metrocall Ventures, Inc. and Metrocall USA, Inc. Please refer to Note 1 for a discussion of the reorganization of certain of these entities.

      All significant inter-company transactions have been eliminated in consolidation.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Fresh Start Accounting

      Pursuant to SOP 90-7, the fair value of the Reorganized Company on October 8, 2002, which was determined to be approximately $123.5 million, was allocated to long term debt and equity. The fair value was based on a discounted cash flow analysis utilizing cash flow projections through 2006 pursuant to the Plan. These cash flows were discounted at a discount rate of 25%.

      In accordance with SOP 90-7, the reorganization value of the Reorganized Company allocated to assets was determined to be $193.6 million, which includes the fair value of the Reorganized Company’s long-term debt and equity plus the fair value of the current and other liabilities at the date of emergence of $70.1 million. Under SOP 90-7, the reorganization value was allocated to its tangible and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and liabilities, including debt, were recorded at their net present values.

      The effects of the Plan and the application of fresh start accounting as defined by SOP 90-7 on the Predecessor Company’s unaudited consolidated balance sheet through October 7, 2002 is set forth below. It reflects the pro forma effect of the cancellation of indebtedness and predecessor equity under the Plan, the debt and equity consideration issued under the Plan and the application of fresh start accounting. The balance sheet should be reviewed in conjunction with the corresponding notes and the audited consolidated financial statements contained elsewhere herein.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Debt, Preferred
	Predecessor	and Common		Reorganized
	Company	Stock	Fresh Start	Company
	October 7, 2002	Discharge (a)	Adjustments (b)	October 7, 2002

Assets
Current assets:
Cash and cash equivalents	$52,170	$—	$(10,499)	$41,671
Restricted cash	0	—	10,499	10,499
Accounts receivable, net	24,169	—	—	24,169
Prepaid expenses and other current assets	9,121	—	(4,709)	4,412

Total current assets	85,460	—	(4,709)	80,751

Property and equipment:
Land, buildings and leasehold improvements	6,784	—	(3,594)	3,190
Furniture, office equipment and vehicles	62,970	—	(42,752)	20,218
Paging and plant equipment	134,221	—	(77,112)	57,109
Less — accumulated depreciation and amortization	(111,416)	—	111,416	—

Total property and equipment	92,559	—	(12,042)	80,517
Intangible and other assets, net	6,829		25,482	32,311

	$184,848	$—	$8,731	$193,579

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$920	$23,000	$—	$23,920
Accrued expenses and other current liabilities	43,815	—	(765)	43,050
Deferred revenues and subscriber deposits	17,282	—	(3,692)	13,590

Total current liabilities not subject to compromise	62,017	23,000	(4,457)	80,560
Liabilities subject to compromise	881,580	(871,714)	(9,866)	—

Total current liabilities	943,597	(848,714)	(14,323)	80,560
Long-term liabilities:
Long-term debt, less current maturities	1,107	54,000	—	55,107
Other long term liabilities	492	—	12,518	13,010

Total long-term liabilities not subject to compromise	1,599	54,000	12,518	68,117
Liabilities subject to compromise	6,700	—	(6,700)	—
Redeemable Preferred Stock (c)	80,346	(33,903)	—	46,443
Stockholders’ equity/(deficit)	(847,394)	828,617	17,236	(1,541)

	$184,848	$—	$8,731	$193,579

(a)	To record the discharge or reclassification of prepetition obligations related to debt, preferred stock and equity and the issuance of new debt, preferred stock and equity (valued at $77.0 million, $46.4 million, and $0, respectively).

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	To record fresh start adjustments to reflect assets and liabilities at fair value, including the reclassification of cash reserved for payment of administrative expenses, general unsecured claims of subsidiaries and tax claims to restricted cash.

(c)	The $33.9 million preferred stock discharge represents $80.3 million extinguishment of preferred stock of the Predecessor Company, net of $46.4 million fair value of preferred stock issued by Reorganized Company.

4.     Significant Accounting Policies

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

Revenue Recognition

      Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way paging and ancillary equipment are recognized upon delivery. The company bundles the sale of two-way paging equipment with the related service and recognizes the revenue and related cost of sales over the expected customer relationship, which the company estimates is one year.

Credit Risk

      Metrocall’s assets that are exposed to credit risk primarily consist of its accounts receivable. Accounts receivable are due from customers, resellers, and governmental entities located in the United States. The carrying value of accounts receivable, net of the allowance for doubtful accounts, approximates fair value.

Cash and Cash Equivalents

      Cash and cash equivalents consist primarily of investments, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

Restricted Cash

      In accordance with the Plan, the Company had approximately $8.5 million of cash balances restricted for payment of administrative, disputed general unsecured claims of subsidiaries, and, disputed tax claims related to the chapter 11 proceedings at December 31, 2002.

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

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment of the Predecessor Company was carried at cost less accumulated depreciation. Property and equipment of the Reorganized Company was stated at fair value as of the Effective Date of the Plan. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Buildings and leasehold improvements	2
Furniture and office equipment	5-7
Vehicles	3
Subscriber paging equipment	2
Transmission and plant equipment	7

      New pagers and advanced messaging devices are depreciated using the half-year convention upon acquisition. Costs to refurbish pagers are charged to service, rent and maintenance expense. Prior to 2002 these costs were charged to depreciation expense and such prior year amounts ($16.2 million in 2001 and $13.4 million in 2000) have been reclassified to conform to the 2002 presentation. Subscriber equipment sold is recorded in the consolidated statements of operations at net book value at the date of sale. Devices leased to customers under operating leases continue to be depreciated over their remaining useful lives.

Intangible Assets

      On January 1, 2002, the company fully adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. SFAS No. 142 did not have an impact on the Predecessor Company in 2002, however prior years would have been affected — see Note 5. As part of fresh start accounting, the Reorganized Company recorded intangible assets including indefinite lived intangibles, and therefore applied the provisions of SFAS No. 142. However, the impact of not amortizing such assets was nominal. In accordance with SFAS No. 142’s impairment evaluation, indefinite lived intangibles will be tested for impairment annually, in October, or more frequently if events or changes in circumstances indicate that the asset might be impaired. No such impairment occurred in 2002. Intangible assets, consisted of the following at December 31, 2002 (dollars in thousands):

	December 31, 2002

				Amortization
		Accumulated		Period in
	Gross	Amortization	Net	Years

Customer lists	$17,067	$1,672	$15,395	3
Trademarks, Tradenames and others	5,514	276	5,238	5
FCC licenses	1,123	—	1,123	0

	$23,704	$1,948	$21,756

      The amortization expense for intangible assets for the year ended December 31, 2001 was $380.3 million. Amortization expense for the Reorganized Company was $1.9 million for the period from October 8, 2002 to December 31, 2002. The Predecessor Company did not record amortization expense for the period from January 1, 2002 to October 7, 2002 as all intangible assets of the Predecessor Company were written off during 2001. Estimated amortization expense for intangible assets for each of the next five years are as follows (in thousands): $6,791 in 2003; $6,791 in 2004; $5,120 in 2005; $1,103 in 2006 and $827 in 2007.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Reorganization Expense

      For the period from January 1, 2002 to October 7, 2002, the company recognized $19.0 million in reorganization expense. These expenses included $10.6 million for professional fees related to implementing our plan of reorganization, $3.2 million for the termination of approximately 575 positions, and $4.7 million of facility lease exit costs. Through December 31, 2002, approximately $14.0 million in reorganization related cash payments had been made and $3.5 million were settled through issuances of preferred and common stock in connection with the Plan of Reorganization.

Earnings Per Common Share Available to Common Stockholders

      Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share, except the weighted-average number of common shares outstanding is increased to include stock options and warrants, that dilute earnings. Total stock options outstanding of 6.5 and 7.9 million at December 31, 2000 and 2001, respectively, and warrants outstanding of 100,000 and 0 at December 31, 2000 and 2001, respectively, were excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect. For the period January 1, 2002 to October 7, 2002, there was no dilution caused from outstanding stock options of the Predecessor Company, as the exercise price of all such options exceeded the average market price of common stock for this period. There were no stock options or warrants issued by the Reorganized Company. As a result, the basic and diluted earnings per share amounts are identical.

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

Accounting for Stock Based Compensation

      The Predecessor Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the associated interpretations using the intrinsic method. Generally, no expense is recognized related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted. The Predecessor Company followed the disclosure requirements of SFAS No. 123, “Accounting for Stock Compensation”.

      The Reorganized Company has not issued employee stock options. The Reorganized Company will account for employee stock options using the fair value method of accounting prescribed by SFAS No. 123.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

New Accounting Pronouncements:

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The primary impact of this Statement is to rescind SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.

      The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

      SOP 90-7 requires that changes in accounting principles that will be required in the financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting should be adopted at the time fresh-start reporting is adopted. As a result, Metrocall adopted SFAS No. 145 as part of fresh start accounting, resulting in the reclassification of gains from the extinguishment of debt ($22,876,000 in 2000 and $749,821,000 in the period January 1, 2002 to October 7, 2002).

      In connection with its implementation of fresh start accounting, the Company also adopted SFAS 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. The Company leases approximately 5,000 transmitter locations, many of which require it to remove its transmitting equipment and deliver the leased premises back to the landlord at the sites pre-installation condition upon expiration or early termination of the lease agreement. At October 7, 2002, the Company recognized a $3.1 million asset and liability for the estimated fair value of this retirement obligation. For the period from October 8, 2002 to December 31, 2002 accretion expense was $0.1 million. There were no liabilities incurred or settled for the period from October 8, 2002 to December 31, 2002. If SFAS 143 had been adopted in 2000, the impact on the accompanying financial statements as of December 31, 2001 and for each of the two years in the period then ended and the period from January 1, 2002 to October 7, 2002 would not have been significant.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 had no impact on the Company.

      On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement had no impact on the Company. No options have been issued for the Reorganized Company.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

      Metrocall operates in one reportable segment.

5.     Long Lived Assets

      All long-lived assets are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is determined by comparing the net book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. For the period October 8, 2002 to December 31, 2002, Metrocall determined that no impairment existed.

      The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” as required on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed at least annually for impairment. The adoption of SFAS 142 had no impact on the period January 1, 2002 to October 7, 2002 (as no intangible assets existed during that period) and had nominal impact in the period from October 8, 2002 to December 31, 2002. However, prior years would have been impacted under SFAS 142. As of January 1, 2000, the Predecessor Company had goodwill balances related to acquired companies of approximately $132.6 million, with useful lives of up to ten years. The Predecessor Company had no intangible assets with indefinite lives except for its FCC licenses. The following provides pro forma disclosure of the elimination of goodwill and FCC license amortization as if the Predecessor Company had adopted the SFAS in 2000:

	2000	2001

Reported net loss	$(214,554)	$(612,809)
Add back of goodwill and FCC amortization	46,146	24,347
Write-off unamortized goodwill and FCC amortization	—	(70,493)

Adjusted net loss	$(168,408)	$(658,955)

Reported loss per common share attributable to common stockholders — basic and diluted	$(3.00)	$(6.93)
Add back goodwill amortization	0.60	0.27
Write-off unamortized goodwill and FCC amortization	—	(0.78)

Adjusted net loss per share — basic and diluted	$(2.40)	$(7.44)

      The Predecessor Company’s reported net loss for 2001 includes a write down of all remaining goodwill and acquired FCC license balances of $297.6 million. Had the Predecessor Company adopted SFAS 142 in 2000, net loss for 2001 would have been impacted by the additional write-down of unamortized goodwill and FCC license balances which would not have been amortized in 2000.

      In June, 2001, the Predecessor Company reviewed the carrying value of its long lived assets for impairment. Factors that indicated an impairment may have occurred during this period included a continued reduction in revenues and operating cash flows, the termination of its merger agreement with Weblink Wireless Inc. (Weblink) and continuing competitive industry and economic conditions. Based on its analysis, which indicated the net book value of such assets exceeded the estimated undiscounted future cash flows expected from such assets over their remaining useful lives, the Predecessor Company determined that a write-down of $279.7 million to the carrying value of its intangible assets was necessary.

      The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense on the accompanying statements of operations of the Predecessor Company. The amount of the write down affected the carrying value of the following intangible assets. ($’s in thousands):

Description	Write Down

Goodwill	$107,007
State certificates and FCC licenses	172,698

$279,705

      In December 2001, the Predecessor Company again reviewed the carrying value of its long-lived assets for impairment. Factors that indicated an impairment had occurred in this period included a greater than expected decline in actual and expected future recurring traditional revenues and subscribers and a slower than expected growth rate in its advanced messaging business. Based on its analysis, the Predecessor Company wrote down the carrying value of its long-lived assets by approximately $108.3 million to their estimated fair value, which was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down was reported in depreciation and amortization expenses on the accompanying statements of operations of the Predecessor Company. The amount of the write down affected the carrying value of the following assets. ($’s in thousands):

Description	Write Down

Intangible Assets:
State certificates and FCC licenses	$17,877
Customer lists	7,415
Other	907

Total amortization expense	$26,199

Property and Equipment:
Paging and plant equipment	$74,521
Building and leasehold improvements	7,509

Total depreciation expense	$82,030

Total Impairment	$108,229

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Supplementary Balance Sheet Information

      Prepaid expenses and other current assets and accrued expenses and other current liabilities consist of (in thousands):

	December 31,

	2001	2002

Prepaid expenses and other current assets:
Deferred cost of sales	$6,737	$677
Inventory	1,413	571
Prepaid rent	234	3,400
Prepaid services	468	3,076
Other	2,297	2,071

Total	$11,149	$9,795

Accrued expenses and other current liabilities:
Accrued payroll and payroll taxes	$9,729	$5,650
Accrued state and local taxes	9,670	13,520
Accrued insurance claims	1,399	1,092
Other	3,147	2,298

Total	$23,945	$22,560

7.     Long-Term Debt

      Long-term debt and capital lease obligations consisted of the following ($’s in thousands)

	December 31,

	2001	2002

Senior Secured Promissory Note — Reorganized Company	$—	$60,000
Senior Subordinated PIK Promissory Note — Reorganized Company	—	17,869
Bank Debt — Predecessor Company	133,000	—
Subordinated notes — Predecessor Company	625,707	—
Capital lease obligations at a weighted average interest rate of 9.7%	2,341	1,585
Other	301	257

	$761,349	$79,711
Less — Current portion	759,544	58,949

Long-term portion	$1,805	$20,762

      As discussed in Note 1, the Debtors filed voluntary petitions for relief under chapter 11 on the Petition Date. As further discussed in Note 1, upon emergence from chapter 11, the debt that the Predecessor Company had in place prior to the Effective Date was terminated, discharged, re-instated, modified or assumed.

      Under the Plan and as discussed in Note 1, the Company issued two promissory notes as partial consideration for amounts outstanding under the Debtors Credit Facility. These notes included a $60.0 million senior secured promissory note issued by Metrocall, Inc. and a $20.0 million senior subordinated PIK promissory note issued by Metrocall Holdings, Inc. Each note is described below:

      Senior Secured Promissory Note (the “Senior Note”). The $60.0 million Senior Note issued by Metrocall, Inc. is guaranteed by Metrocall Holdings, Inc. and its subsidiaries. The Senior Note accrues interest at the prime lending rate plus a margin of 2.875%. Interest payments are made on the last business day of each month. The final maturity date of the note is March 31, 2004. The Senior Note is secured by

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially all of the Company’s assets. The note is required to be repaid on a quarterly basis beginning in March 2003 according to the following schedule (dollars in millions):

Quarterly
Payment Dates	Amount

March 31, 2003	$10.0
June 30, 2003	7.0
September 30, 2003	4.0
December 31, 2003	2.0
March 31, 2004	37.0

Total	$60.0

      Within 5 business days of December 31, 2002 and thereafter within five business days after the end of each fiscal quarter, the Company is required to make a mandatory repayment of 100% of its Unrestricted Cash in excess of $10.0 million. To the extent that such mandatory prepayments are made, the payments will be applied to the scheduled amortization payments described in the table above in inverse order of maturity. Unrestricted Cash is cash on hand with Metrocall Holdings, Inc, Metrocall, Inc. and Metrocall USA, Inc. excluding (i) cash necessary to make distributions pursuant to the Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by permitted liens. The Company has classified $58.0 million of Senior Notes as a current liability to reflect amounts required to be repaid in 2003 and a $35.0 million payment made on January 7, 2003, which was applied against the payment due March 31, 2004. The Company recorded the Senior Note at its fair value of $60 million as part of fresh start accounting.

      Senior Subordinated PIK Promissory Note (the “PIK Note”). The $20.0 million PIK note issued by Metrocall Holdings, Inc. is guaranteed by Metrocall USA, Inc. and Metrocall Ventures, Inc. The note accrues interest at a rate of 12% per annum due quarterly in arrears by issuance of additional PIK notes until the Senior Note is fully repaid. Thereafter, interest shall be due and payable monthly in arrears in cash.

      The Company recorded the PIK Note at its estimated fair value of approximately $17.0 million on October 7, 2002. The Company recorded approximately $0.3 million of additional interest expense for the period October 8, 2002 through December 31, 2002 as it accretes to the $20.0 million face amount of the initial PIK Note issued under the Plan. Such accretion is based upon the effective interest method over the maturity period of the PIK Note. Effective December 31, 2002, the Company issued approximately $559,000 in additional PIK Notes to reflect accrued but unpaid interest on the notes for the period October 8, 2002 through December 31, 2002.

      The maturity date of the note is December 31, 2004. The PIK note is secured by the Company’s investments in the common stock of its subsidiaries. Repayment of the PIK Note is on a quarterly basis beginning in June 2004 according to the following schedule (dollars in millions):

Quarterly
Payment Dates	Amount

June 30, 2004	$3.0
September 30, 2004	2.0
December 31, 2004	15.6

Total	$20.6

      Upon payment in full of the Senior Note and the end of each quarter thereafter, the Company is required to reduce the PIK note by an amount equal to 100% of its Unrestricted Cash (as defined with respect to the senior secured promissory note) in excess of $10.0 million. This prepayment shall be payable within five business days of the end of each such quarter.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the Senior Note and the PIK Note, the Company is required to remain in compliance with certain financial covenants including (i) a ratio of total net debt to annualized operating cash flow not to exceed the ratio of 1.0:1.0; and, (ii) a ratio of operating cash flow to cash interest expense that must exceed the ratio of 2.0:1.0 at all times. In addition, there are limitations on system and pager device capital expenditures.

      From October 8, 2002 through December 31, 2002, the Company made cash payments of interest of approximately $1.0 million on the Senior Note. No cash interest payments were made on the PIK note.

      The estimated fair value of the long-term debt excluding capital lease obligations is listed below. The fair value of the senior notes and PIK Note is based on discounted cash flows as of the dates indicated.

	December 31, 2002

	Carrying	Fair
	Amount	Value

Senior and PIK notes	$77,310	$77,500
Other	$257	257

Total debt, excluding capital leases	$77,567	$77,757

     Prepetition Bank Debt

      The Predecessor Company’s indebtedness under its then existing credit facility consisted of borrowings of $133.0 million under two loan facilities. Facility A was a $83.0 million reducing revolving credit facility, and Facility B was a $50.0 million term loan facility (collectively, the “Old Bank Debt”).

      The Predecessor Company’s credit facility was terminated and the Predecessor Company’s obligations under Old Bank Debt were canceled in accordance with and upon confirmation of the Plan in exchange for the distributions to the senior lenders thereunder, including the Senior Note and PIK Note referenced above at the time of the Company’s emergence from chapter 11. Metrocall paid interest to the holders of the Old Bank Debt at the prime lending rate plus an applicable margin of 2.875% through September 27, 2002. Prior to cancellation, the interest rates on the Old Bank Debt ranged from 8.6% to 9.8% in 2000, 6.6% to 9.4% in 2001 and 7.125% to 7.625% in 2002. During 2001 and through October 7, 2002, no principal payments were made on the Old Bank Debt.

     Prepetition Subordinated Notes

      Under the Plan, claims of holders of the Subordinated Notes issued by the Predecessor Company (the “Old Subordinated Notes”) were satisfied in full by a distribution of preferred and common stock. As of December 31, 2001 the Subordinated Notes consisted of the following ($’s in thousands):

December 31,
2001

10 3/8% Senior subordinated notes due in 2007	$134,970
9 3/4% Senior subordinated notes due in 2007	171,340
11 7/8% Senior subordinated notes due in 2005	92,968
11% Senior subordinated notes due in 2008	226,255
11 7/8% Senior subordinated notes due in 2005	174

$625,707

      As of March 15, 2001, the Predecessor Company suspended the payments of interest due to the holders of its senior subordinated notes. As of December 31, 2001, accrued and unpaid interest on the notes was approximately $81.2 million. As of the Petition Date, the Predecessor Company, pursuant to SOP 90-7, ceased accruing interest on the Old Subordinated Notes. If such interest had been accrued accrued from

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2002 through the Effective Date, interest expenses for this period would have been approximately $24.1 million higher than the amount reported.

      The Predecessor Company made cash payments of interest on long term debt of $82.0 million, $21.0 million and $6.8 million for the years ended December 31, 2000 and 2001 and for the period January 1, 2002 through October 7, 2002 respectively.

      During the year ended December 31, 2000, the Predecessor Company issued approximately 8.6 million shares of its common stock in exchange for $73.4 million aggregate principal amount of its outstanding senior subordinated notes. As a result of these exchanges, the Predecessor Company recognized a gain of $22.9 million, which represented the difference between the carrying value of the notes at the time of the exchange and the fair value of the common stock issued, less the write-off of a pro-rata portion of the related deferred financing costs.

8.     Preferred Stock and Common Stock

     General

      The authorized capital stock of the Company after the Effective Date consists of 1.2 million shares of common stock and 8.5 million shares of Series A Preferred stock, par value $0.01 per share.

      At December 31, 2002, there were 991,398 and 5,992,572 shares of common and Series A Preferred outstanding, respectively. In addition, approximately 8,602 and 7,428 shares of common and Series A Preferred will be issued as remaining claims are resolved in accordance with the Plan.

      Prior to the Effective Date, the Predecessor Company had 89,975,772 outstanding shares of common stock and 321,385 outstanding shares of Series A Preferred that were cancelled under the Plan on the Effective Date.

      In conjunction with the fresh-start accounting, the historical amounts of Series A Preferred, common stock, additional paid-in-capital and accumulated deficit of the Predecessor Company were eliminated as of October 7, 2002.

     Preferred Stock

      In connection with the Plan, Metrocall Holdings, Inc. will issue up to 6.0 million shares of Series A Preferred with an initial liquidation of $60.0 million or $10.0 per share. The Series A Preferred accrues dividends at a rate of 15% per annum compounded quarterly. Dividends on the Series A Preferred accrue (but will not become payable) and increase the initial liquidation preference until such time as the Senior Note and PIK Note are repaid in full and thereafter dividends shall accrue and become payable in cash. As of December 31, 2002 the liquidation preference per share was $10.345 per share.

      Holders of Series A Preferred have voting rights which in the aggregate constitute 95% of the total voting power of Metrocall Holdings, Inc. In the event that any portion of the Series A Preferred is redeemed by the Company, the voting rights attributable to each remaining share shall increase proportionately such that the Series A Preferred shall continue to hold 95% of the total voting stock of Metrocall Holdings, Inc. until such time that the Series A Preferred has been fully redeemed at which time all of the voting power shall vest with holders of the common stock.

      The Series A Preferred is subject to trading restrictions for two years from and after the Effective Date as set forth in the Amended and Restated Certificate of Incorporation of Metrocall Holdings, Inc. The Series A Preferred Stock shall rank senior to any capital stock of Metrocall Holdings, Inc. The Company may not, without the consent of holders of the shares of the Series A Preferred, authorize or issue parity or senior stock or any obligation or security convertible or exchangeable into, or evidencing a right to purchase shares of any

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

class or series of parity or senior stock. The terms parity or senior stock includes warrants, rights, calls or options exercisable for or convertible into that type of stock.

      In the event of any sale or merger with respect to all or substantially all of the assets of Metrocall Holdings, Inc., or any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred shall receive payment of the then current liquidation preference of the Series A Preferred, together with any and all accrued and unpaid dividends not included or then added to the liquidation preference, before any payments to holders of any other capital stock of the Company.

      After repayment of the Senior and PIK Notes, the Series A Preferred will be redeemed on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash (as defined with respect to the senior secured promissory note) over $10.0 million. All of the shares of the Series A Preferred will be redeemed on or before the later of December 31, 2006 or 180 days after the date that the PIK Note is paid in full, whichever is later. The Company is accreting the Series A Preferred Stock, which was recorded at fair value of $46.4 million on October 7, 2002, to its redemption value.

      In connection with its Plan, the Company issued 200,000 shares of its Series A Preferred stock on the Effective Date to certain of its executives subject to a three-year restriction period. The awards were recorded at fair value on the date of grant, with a corresponding amount recorded as unearned compensation. The unearned compensation is being amortized over the restriction period. The Reorganized Company recognized approximately $ 0.1 million of compensation expense in the period from October 8, 2002 to December 31, 2002 related to the stock awards.

     Common Stock

      Holders of the common stock have voting rights which in the aggregate constitute 5% of the total voting power of Metrocall Holdings, Inc. until the Series A Preferred has been fully redeemed. Dividend payments on common stock are not permitted until the Senior and PIK Notes are paid in full and the Series A Preferred is redeemed.

      Due to FCC limitations on the foreign ownership of FCC licenses, no more than 20 percent of the Company’s common stock may, in the aggregate, be owned directly, or voted by a foreign government, a foreign corporation, or resident of a foreign country. The Company’s amended and restated certificate of incorporation permits the redemption of the common stock from stockholders, where necessary, to protect its regulatory licenses. Such stock may be redeemed at fair market value or, if the stock was purchased within one year of such redemption, at the lower of fair market value or such holder’s purchase price.

9.     Employee Stock Option and Other Benefit Plans

     Stock Option Plans

      In connection with the Plan, approximately 7% of the shares of common stock issuable under the Plan have been reserved for issuance to employees or directors of the Company in the form of stock options. As of December 31, 2002, no options or restricted stock had been issued. In addition, no formalized stock or option plan had been adopted.

      The Predecessor Company terminated its stock option plans in April 2002 and all outstanding options were cancelled as of October 7, 2002. No options had been granted or exercised in 2001 or during 2002 through October 7, 2002.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Employee Stock Purchase Plan

      The Predecessor Company terminated the Metrocall, Inc. 1996 Employee Stock Purchase Plan in August 2001.

     Profit Sharing Plan and Retirement Benefits

      The Metrocall, Inc. Savings and Retirement Plan (the “Plan”), a combination employee savings plan and discretionary profit-sharing plan, is open to all employees working a minimum of twenty hours per week with at least six months of service. The Plan qualifies under section 401(k) of the Internal Revenue Code (the “IRC”). Under the Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall has agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by Metrocall vest 20% per year beginning on the second anniversary of the participant’s employment. Other than Metrocall’s matching obligations, discussed above, profit sharing contributions are discretionary. Metrocall’s matching contributions under the Plan recorded were $1.5 million, $1.7 million and $1.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     Metrocall, Inc. Severance Plan

      The Metrocall, Inc. Severance Pay Plan for Regular Employees (the “Severance Plan”) provides for severance payments on a discretionary basis for full and part-time regular employees who are terminated involuntarily, for reasons other than their own and under specific circumstances. The Severance Plan constitutes a formal Employee Welfare Benefit Plan under the Employee Retirement Income Security Act of 1974, as amended. Under the Severance Plan, the severance benefit shall be the equivalent of two weeks compensation for each full year of service with the Company, up to a maximum of twenty-six (26) weeks’ compensation, less all sums owed by the participant to the Company. Severance amounts paid under this plan were $429,278, $1,531,708, and $3,175,091 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Metrocall, Inc. Key Employee Retention Plan

      The Metrocall, Inc. Key Employee Retention Plan (the “KERP”) was established by the Company’s Board of Directors in 2001 to promote the long-term financial interests of the Company and its stockholders by providing key employees with an incentive to remain employed with the Company so they can actively perform their duties with full attention and dedication while a Retention Event or Change in Control of the Company is pending. Under the KERP, a Retention Event means the first to occur of the following: (1) the date a Change in Control occurs; or (2) there is consummated an exchange or series of exchanges of at least $250 million in accreted value of the Company’s notes for the Company’s equity securities. For purposes of the KERP, a Change in Control means the first to occur of the following: (1) acquisition of more than 50% of the combined voting power of the Company’s then outstanding securities that have a right to vote for the election of directors; (2) there is consummated a merger, consolidation or other business combination of the Company, other than (i) a merger, consolidation or business combination which would result in the voting securities of the Company outstanding immediately prior to such transaction continuing to represent a majority of the combined voting power of the securities having the right to vote for the election of directors generally of the Company or the surviving entity or any parent thereof outstanding immediately after such transaction; (3) there is consummated an agreement for the sale, lease, or other disposition by the Company of all or substantially all of the Company’s assets, other than a sale, lease or other disposition by the Company of all or substantially all of the Company’s assets to an entity, at least a majority of the combined voting power of the outstanding securities of which are owned by the stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale; or (4) there has been an entry

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by a court of competent jurisdiction of an order confirming a plan of reorganization of the Company under chapter 11 of the Bankruptcy Code.

      All full time regular employees of the Company who have been designated as a participant and have had a retention percentage and severance percentage established by the Board of Directors may participate. The KERP provides for a retention bonus benefit to be paid to each participant as they provide service in the event that a Change in Control occurs. Such benefit would be paid in four equal installments beginning within 5-business days after the Change in Control occurs and each subsequent three-month period. On September 26, 2002, a Change of Control in the Company occurred, as such the Company was obligated to pay out a total of $3.6 million over the four installment periods. Approximately $1.8 million was expensed under the KERP in 2002 ($0.9 million under Predecessor Company and $0.9 million under Reorganized Company) and an additional $1.8 million is expected to be expensed during 2003 as a result of the change in control.

      The KERP also provides for a severance benefit to each participant in the event that the participant’s employment is involuntarily terminated by the Company, the participant terminates for “good reason” (as defined in the KERP) or the Participant dies or becomes disabled during the 24-consecutive months period immediately following a Change in Control.

10.     Contingencies and Commitments

      Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of Metrocall.

     Lease Obligations and Other Commitments

      Metrocall has various operating lease arrangements (as lessee) for office space and communications equipment sites. Rental expenses related to operating leases were approximately ($’s in thousands) $47,547 and $52,704 for the years ended December 31, 2000 and 2001 and approximately $35,700 and $9,600 for the period January 1, 2002 to October 7, 2002 and October 8, 2002 and December 31, 2002, respectively.

      Minimum rental payments as of December 31, 2002, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows ($’s in thousands): $27,712 in 2003, $21,214 in 2004, $15,122 in 2005, $5,439 in 2006; $2,557 in 2007 and $1,804 thereafter.

      The strategic alliance agreement between Metrocall and Weblink requires, among other things, Weblink to provide certain service levels in exchange for Metrocall paying for use on a per unit in service basis. This agreement also requires, that beginning in October 2004, Metrocall make certain Engineering payments, as defined in the strategic alliance agreement, to Weblink totaling approximately $15.0 million payable ratably in installments over four quarters.

11.     Income Taxes

      As of December 31, 2002, the tax effect of the net operating loss carryforward, together with net temporary differences, represents a deferred tax asset for which management has provided a 100% valuation allowance due to the uncertainty of future taxable income. The valuation allowance was reduced by $3 million on December 31, 2002 with a resulting decrease in intangible assets. Future reductions in the valuation allowance will first reduce intangibles, and second, will be credited to paid in capital.

      The net operating losses of the Reorganized Company were substantially reduced due to tax rules regarding the Cancellation of Indebtedness Income (“COD income”) that resulted as part of the Company’s reorganization in Bankruptcy.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, the Company’s consolidated net operating loss carryforwards were approximately $44 million, which expire in years 2017 through 2022. This carryforward may be limited in the event of future changes in the ownership of the Company’s stock.

      The components of net deferred tax assets (liabilities) were as follows as of December 31, 2001 and December 31, 2002 ($’s in thousands):

	Predecessor	Reorganized
	Company	Company

	December	December
	2001	2002

Deferred tax assets:
Allowance for doubtful accounts	$3,007	$2,200
Management reorganization	429	415
Contributions	314	313
New pagers on hand	479	701
Intangibles	94,238	71,565
Other	25,758	4,153
Depreciation	—	10,261
Net operating loss carryforwards	179,972	16,784

Total deferred tax assets	304,197	106,392

Deferred tax liabilities:
Basis differences attributable to purchase accounting	(783)	—
Other	(185)	(2,680)

Total deferred tax liabilities	(968)	(2,680)
Net deferred tax asset	303,229	103,712
Less: Valuation allowance	(303,229)	(103,712)

	$—	$—

      The income tax benefit for the year ended December 31, 2000 is primarily the result of the amortization of the basis differences attributable to purchase accounting related mergers and acquisitions occurring in 1998 and prior years and is composed of the following ($’s in thousands):

				Reorganized
	Predecessor Company			Company

	Year Ended
	December 31,		January 1 to	October 8 to
			October 7,	December 31,
	2000	2001	2002	2002

Income tax (provision) benefit
Current —
Federal	$—	$—	$—	$5,240
State	(180)			1,160
Deferred —
Federal	18,517	—	—	(7,700)
State	2,438	—	—	(1,700)

	$20,775	$—	$7,000	$(3,000)

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective tax rate reconciliation is shown below.

				Reorganized
	Predecessor Company			Company

	Year Ended
	December 31,		January 1 to	October 8 to
			October 7,	December 31,
	2000	2001	2002	2002

Statutory Federal income tax rate	35.0%	35.0%	35.0%	35.0%
Effect of graduated rates	(1.0)	(1.0)	(1.0)	(1.0)
State income taxes, net of Federal tax benefit	4.6	4.6	4.6	4.6
Change in valuation allowance	(23.3)	(14.9)	—	(0.3)
Permanent differences	(6.7)	(23.7)	(38.6)	—

	8.6%	0.0%	0.0%	38.3%

      Metrocall made cash payments for income taxes of $80,000 in 2000 and $0 in 2001 and 2002, respectively.

12.     Unaudited Quarterly Financial Data

      The following table of unaudited quarterly financial data has been prepared from the financial records of Metrocall, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented ($’s in thousands, except per share amount). All periods reflect results of the Predecessor Company, except the December 31, 2002 period, which reflects Reorganized Company results.

	March 31		June 30		September 30		December 31

	2001	2002	2001(d)	2002	2001	2002(a)(c)	2001(d)	2002(b)

Revenues	$131,019	$112,068	$127,280	$106,485	$126,737	$102,316	$118,637	$85,403
Income/(loss) from operations	$(35,281)	$(9,508)	$(326,412)	$2,655	$(22,461)	$(1,632)	$(120,161)	$9,349
Income /(loss) attributable to common stockholders	$(59,721)	$(32,029)	$(351,665)	$(22,729)	$(48,448)	$1,402,259	$(163,366)	$5,137
Earnings/(loss) per share attributable to common stockholders	$(0.66)	$(0.36)	$(3.91)	$(0.25)	$(0.54)	$14.98	$(1.82)	$2.16

The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

(a)	Predecessor Company September 30, 2002 results include the period from October 1, 2002 to October 7, 2002.
(b)	Reorganized Company December 31, 2002 results include the period from October 8, 2002 to December 31, 2002.
(c)	Income (loss) attributable to common stockholders for the September 30, 2002 period includes several items related to our emergence from the chapter 11 proceedings and the related cancellation or discharge of certain of our debt obligations and equity securities. These items include: a net gain of $749.8 million from the discharge and termination of debt; a net gain of $575.5 million due to fresh-start accounting adjustments; a gain of $80.3 million from the cancellation of outstanding Preferred Stock; and the cessation of recording contractual interest of $64.4 million while we were operating in bankruptcy from June 3, 2002 to the Effective Date.
(d)	Results for the periods ended June 30, 2001 and December 31, 2001 were negatively impacted by asset writedowns discussed in Note 5.

SCHEDULE II

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000 and 2001
and the periods from January 1, 2002 to October 7, 2002
and October 8, 2002 to December 31, 2002
(In Thousands)

		Additions

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Year	Expenses	Acquired (1)	Deductions (2)	Year

Predecessor Company
Year ended December 31, 2000
Allowance for doubtful accounts	$7,103	$17,441	$897	$19,947	$5,494

Year ended December 31, 2001
Allowance for doubtful accounts	$5,494	$20,393	$1,946	$20,297	$7,536

January 1 – October 7, 2002
Allowance for doubtful accounts	$7,536	$13,578	—	$14,440	$6,674

Reorganized Company
October 8, 2002 – December 31, 2002
Allowance for doubtful accounts	$6,674	$1,744	—	$1,905	$6,513

(1)	Allowance for doubtful accounts of businesses acquired.

(2)	Deductions represent write-offs of accounts receivable.

S-1