Form 10-Q
period 2003-03-31
METROCALL HOLDINGS INC
filed 2003-05-14
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from                     to

Commission File Number: 0-21924

METROCALL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1215634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6677 Richmond Highway, Alexandria, Virginia	22306
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (703) 660-6677

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b-2) of the Exchange Act  Yes ☒  No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 1, 2003

Common Stock, $.01 par value	991,809

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share information)

	December 31,	March 31,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,530	$15,366
Restricted cash	8,516	10,381
Accounts receivable, less allowance for doubtful accounts of $6,513 and $6,569	24,280	21,357
Prepaid expenses and other current assets	9,795	10,951

Total current assets	90,121	58,055

PROPERTY AND EQUIPMENT:
Land, buildings and leasehold improvements	3,197	3,209
Furniture, office equipment and vehicles	21,297	21,862
Paging and plant equipment	58,650	59,238
Less — Accumulated depreciation and amortization	(10,927)	(20,346)

	72,217	63,963

INTANGIBLE ASSETS, net of accumulated amortization of approximately $1,948 and $3,772	21,756	17,946
OTHER ASSETS	5,653	5,906

TOTAL ASSETS	$189,747	$145,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$58,949	$10,980
Accounts payable	8,429	7,835
Accrued expenses and other current liabilities	22,560	25,039
Deferred revenues and subscriber deposits	15,517	14,616

Total current liabilities	105,455	58,470

CAPITAL LEASE and other LONG TERM DEBT, less current maturities	20,762	19,391
LONG-TERM DEFERRED REVENUE AND OTHER	13,693	14,431

Total liabilities	139,910	92,292

COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK, 15% cumulative; par value $.01 per share; 8,500,000 shares authorized; 5,992,572 shares issued and outstanding as of December 31, 2002 and March 31, 2003 respectively, and a liquidation preference of $62,071 and $64,367 at December 31, 2002 and March 31, 2003, respectively	49,122	52,106

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; authorized 1,200,000 shares; 991,398 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively	9	9
Additional paid-in capital	—	—
Unearned compensation	(1,431)	(651)
Retained earnings	2,137	2,114

	715	1,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,747	$145,870

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share information)

	Predecessor		Reorganized
	Company	/	Company
		/

	Three Months Ended
	March 31,
	2002		2003
		/
REVENUES:
Service, rent and maintenance revenues	$102,884	/	$82,848
Product sales	9,184	/	4,541

Total revenues	112,068	/	87,389
Net book value of products sold	(4,851)	/	(979)

	107,217	/	86,410

OPERATING EXPENSES:
Service, rent and maintenance	31,141	/	23,474
Selling and marketing	20,676	/	11,982
General and administrative	36,481	/	26,768
Restructuring expense	10,097	/	5,726
Depreciation	18,330	/	9,770
Amortization	—	/	1,898

	116,725	/	79,618

Income/(loss) from operations	(9,508)	/	6,792
INTEREST EXPENSE	(19,597)	/	(2,149)
INTEREST AND OTHER INCOME (EXPENSE), NET	(117)	/	231

INCOME/(LOSS) BEFORE INCOME TAXES	(29,222)	/	4,874
INCOME TAX BENEFIT (PROVISION)	—	/	(1,912)

Net income (loss)	(29,222)	/	2,962
PREFERRED DIVIDENDS AND ACCRETION	(2,807)	/	(2,985)

Loss attributable to common stockholders	$(32,029)	/	$(23)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.36)	/	$(0.02)

Weighted-average common shares outstanding	89,975,772	/	991,398

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)
(In thousands, except share information.)

	Common Stock
			Additional
	Shares	Par	Paid-in	Unearned	Retained
	Outstanding	Value	Capital	Compensation	Earnings	Total

BALANCE, December 31, 2002	991,398	$9	$—	$(1,431)	$2,137	$715
Preferred dividends and accretion	—	—	—	—	(2,985)	(2,985)
Amortization of unearned compensation	—	—	—	780	—	780
Net income	—	—	—	—	2,962	2,962

BALANCE, March 31, 2003	991,398	$9	$—	$(651)	$2,114	$1,472

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Predecessor	/	Reorganized
	Company	/	Company

	Three Months Ended
	March 31,
	2002		2003
		/
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(29,222)	/	$2,962
Adjustments to reconcile net loss to net cash provided by operating activities Depreciation and amortization	18,331	/	11,668
Deferred income taxes	—	/	1,912
Amortization of unearned compensation	—	/	780
Equity in loss of affiliate	343	/	—
Amortization of debt financing costs and debt discount	39	/	—
Accretion on and issuance of PIK Notes	—	/	924
Accretion on long-term debt	—	/	701
Cash provided by changes in assets and liabilities:
Restricted cash	—	/	(1,865)
Accounts receivable	6,151	/	2,923
Prepaid expenses and other current assets	(4,273)	/	(1,157)
Accounts payable	954	/	(594)
Accrued interest	16,725	/	—
Accrued expenses and other current liabilities	663	/	2,479
Deferred revenues and subscriber deposits	(4,468)	/	(901)

Net cash provided by operating activities	5,243	/	19,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditure, net	(11,153)	/	(1,515)
Other	(85)	/	(254)

Net cash used in investing activities	(11,238)	/	(1,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(200)	/	(50,227)

Net cash used in financing activities	(200)	/	(50,227)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,195)	/	(32,164)
CASH AND CASH EQUIVALENTS, beginning of period	24,135	/	47,530

CASH AND CASH EQUIVALENTS, end of period	$17,940	/	$15,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$2,777	/	$491
Cash payments for income taxes	$—	/	$—

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1.     Organization and Chapter 11 Emergence

      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall Holdings, Inc. and our majority owned subsidiaries (collectively, the Company or Metrocall). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, reorganization and restructuring expenses, and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall’s 2002 Annual Report on Form 10-K.

Exit from Chapter 11 and Plan of Reorganization

      On October 8, 2002, (the “Effective Date”), the former Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”) in an order entered on September 26, 2002. Metrocall, Inc. and its subsidiaries are collectively referred to herein as the Predecessor Company for the three-month period ended March 31, 2002 presented here in. The reorganized company, Metrocall Holdings, Inc., together with its licensing and operating subsidiaries are collectively referred to herein as the Reorganized Company for periods commencing after October 8, 2002.

2.     Significant Accounting Policies

Basis of Presentation

      In connection with its emergence from the chapter 11 proceedings, the Reorganized Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code. As a result of this application the Reorganized Company’s financial results for the three months ended March 31, 2003 are prepared on a different basis than the financial results for the three months ended March 31, 2002. The Reorganized Company’s condensed consolidated statements are not comparable with those of the Predecessor Company. Under SOP 90-7, the reorganization value of the Reorganized Company was allocated to its tangible and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and liabilities, including long-term debt, were recorded at their net present values.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accompanying condensed consolidated financial statements of the Reorganized Company include the accounts of Metrocall Holdings, Inc. and its wholly-owned subsidiaries Metrocall, Inc; Metrocall Ventures, Inc. (“Ventures”), which holds an interest in Beacon Peak Associates, Ltd. (“Beacon Peak”) and other limited partnership or LLC interests; and Metrocall USA, Inc. (MUSA) a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission and other intellectual property.

      The accompanying condensed consolidated statements of operations and cash flows of the Predecessor Company include the accounts of Metrocall, Inc. and its wholly owned operating subsidiaries ANMC, McCaw, Mobilfone, Ventures, and MUSA.

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

Reserve for Doubtful Accounts

      Estimates are used in determining the reserve for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts as a percentage of net revenues and the ratio of the reserve to gross receivables to historical levels. We also monitor collection amounts and statistics.

Property and Equipment

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

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Reporting

      We operate in one reportable segment.

Reclassifications

      Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

3.     Long-Term Debt

      Long-term debt and capital lease obligations consisted of the following ($’s in thousands)

	December 31, 2002	March 31, 2003

Senior Secured Promissory Note	$60,000	$10,000
Senior Subordinated PIK Promissory Notes	17,869	18,792
Capital lease obligations	1,585	1,380
Other	257	199

	$79,711	$30,371
Less — Current portion	58,949	10,980

Long-term portion	$20,762	$19,391

      Senior Secured Promissory Note (the “Senior Note”). The Senior Note issued by Metrocall, Inc. on the Effective Date of the Plan is guaranteed by Metrocall Holdings, Inc. and its subsidiaries. The Senior Note accrues interest at the prime lending rate plus a margin of 2.875%. Interest payments are made on the last business day of each month. The Senior Note is secured by substantially all of our assets. During the three months ended March 31, 2003, we repaid $50.0 million aggregate principal amount of the Senior Notes and $487,605 of interest expense. On May 12, 2003, we repaid the balance of principal and interest outstanding on this note and satisfied and discharged this obligation in full.

      Senior Subordinated PIK Promissory Notes (the “PIK Notes”). The PIK Notes issued by Metrocall Holdings, Inc. on the Effective Date of the Plan are guaranteed by MUSA and Ventures. The notes accrue interest at a rate of 12% per annum due quarterly in arrears by issuance of additional PIK Notes until the Senior Note is fully repaid. Thereafter, interest shall be due and payable monthly in arrears in cash. The PIK Notes mature on December 31, 2004.

      The PIK Notes had a face amount of $20.0 million on their issuance date. We recorded the PIK Notes at their estimated fair value of approximately $17.0 million on the Effective Date representing a $3.0 million discount that will be accreted to the initial face amount based on the effective interest method over the maturity period of the PIK Notes. For the three months ended March 31, 2003, we recorded approximately $315,000 of additional interest expense related to this accretion. In addition, on March 31,

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, we issued approximately $608,000 in additional PIK Notes to reflect accrued but unpaid interest on the notes for the three-month period ended March 31, 2003.

4.     Preferred Stock

      In connection with the Plan, Metrocall Holdings, Inc. will issue up to 6.0 million shares of Series A Redeemable Preferred stock with an initial liquidation preference of $60.0 million or $10.0 per share. The Series A Preferred accrues dividends at a rate of 15% per annum compounded quarterly. Dividends on the Series A Preferred accrue (but will not become payable) and increase the initial liquidation preference until such time as the Senior Note and PIK Notes are repaid in full and thereafter dividends shall accrue and become payable in cash. As of March 31, 2003, the liquidation preference was approximately $10.73 per share. The Series A Preferred was recorded at its fair value of $46.4 million on the Effective Date and is accreting to its initial liquidation preference based on the effective interest method over its maturity period.

      Holders of Series A Preferred have voting rights which in the aggregate constitute 95% of the total voting power of Metrocall Holdings, Inc. In the event that any portion of the Series A Preferred is redeemed, the voting rights attributable to each remaining share shall increase proportionately such that the Series A Preferred shall continue to hold 95% of the total voting stock of Metrocall Holdings, Inc. until such time that the Series A Preferred has been fully redeemed at which time all of the voting power shall vest with holders of the common stock.

      The Series A Preferred is subject to trading restrictions for two years from and after the Effective Date as set forth in the Amended and Restated Certificate of Incorporation of Metrocall Holdings, Inc. The Series A Preferred Stock shall rank senior to any capital stock of Metrocall Holdings, Inc. We may not, without the consent of holders of the shares of the Series A Preferred, authorize or issue parity or senior stock or any obligation or security convertible or exchangeable into, or evidencing a right to purchase shares of any class or series of parity or senior stock. The terms parity or senior stock includes warrants, rights, calls or options exercisable for or convertible into that type of stock.

      After repayment of the Senior and PIK Notes, the Series A Preferred will be redeemed on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash (as defined with respect to the senior secured promissory note) over $10.0 million. All of the shares of the Series A Preferred will be redeemed on or before the later of December 31, 2006 or 180 days after the date that the PIK Notes are paid in full.

5.     2003 Restructuring

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believes these measures were necessary to maximize both operating and free cash flows.

      Such reduction initiatives include:

      Reorganization of corporate management — Approximately 14 senior corporate management positions were eliminated under the plan, all of which occurred by March 31, 2003. Many of the eliminated positions were as a result of the events described below.

      Reorganization of sales distribution — In February 2003 under this plan, we consolidated the number of field sales regions under the leadership of a regional vice president from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and North West regions. In

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition we consolidated our corporate sales initiatives under the leadership of one senior vice president and consolidated the non-core database marketing sales group into our national call center. As a result of the reorganization, we have eliminated several corporate sales and marketing positions.

      Centralization of national call centers and inventory fulfillment — In March 2003 under the plan, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations including Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required from the two locations.

      In connection with the regional consolidation, the plan requires us to centralize our field customer service and inventory fulfillment functions into one or two main locations within each region. This process should enable us to more cost-effectively provide customer service, data entry and inventory fulfillment and permit us to reduce our operating expenses while maintaining adequate levels of customer service. This process should be completed by September 30, 2003.

      As a result of the aforementioned cost reduction plan, we expect to reduce our workforce by approximately 296 positions by June 30, 2003 of which 203 had occurred by March 31, 2003. Severance and related expenses of approximately $5.7 million were recognized and included on the accompanying condensed statements of operations in “Restructuring Expense” for the three months ended March 31, 2003. Approximately $2.9 million of this amount was paid out by March 31, 2003 with the remaining difference of $2.8 million expected to paid by June 30, 2003.

      In connection with the termination of a former executive officer, we accelerated the recognition of compensation expense related to shares of preferred stock that had been issued to the executive that immediately vested as a result of the termination. Accordingly, approximately $715,000 of non-cash amortization expense was included in general and administrative expenses from this action for the three months ended March 31, 2003.

6.     Commitments and Contingencies

      We are subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on our financial position or the results of the operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis of the financial condition and results of operations of Metrocall together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this quarterly report and on our Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-looking Statements

      This Report on Form 10-Q includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

•	Our ability to implement our business strategies;

•	our reliance on another messaging company, which recently reorganized under chapter 11 of the Bankruptcy Code, to provide access to a two-way messaging network;

METROCALL HOLDINGS, INC.

•	the reliance of our current business model on a continued revenue stream from advanced messaging which is otherwise subject to certain risks;

•	the impact of competition from other narrow-band businesses and emerging competition from broadband messaging services as well as ongoing and future technological developments which may render our products less attractive;

•	satellite transmission failures;

•	loss of subscribers and subscriber turnover;

•	litigation;

•	regulatory changes;

•	dependence on key management personnel.

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

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). We currently provide messaging services to approximately 3.4 million subscribers, including 200,000 advanced messaging subscribers. As of March 31, 2003, we were the second largest messaging company in the United States based on the number of subscribers.

      We derive a majority of our revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless data services. While a subscriber continues to use our services, operating results benefit from this recurring stream with minimal requirements for incremental selling expenses or fixed costs. While we expect to continue efforts to both maintain and add subscribers, our plan of reorganization assumes a substantial downsizing of our operational platform. Further, we intend to direct our focus on certain segments of the market that provide greater revenue stability and higher margins.

Metrocall’s 2003 Business Strategy

      Our business objectives and operating strategy for 2003 have been focused on maximizing our operating and free cash flows. Key elements of this strategy have included:

•	Subscriber retention efforts;

•	Cost containment and reduction; and

•	Advanced messaging.

      Subscriber retention efforts. We expect the demand for our traditional paging services and the related revenues to continue to decrease in 2003. Our subscriber retention efforts will continue to focus our selling and marketing resources on serving existing and potential business and government subscribers through our field and corporate sales force. We believe that these customers directly provide a higher ARPU and lower deactivation percentage than subscribers serviced through indirect distribution channels.

METROCALL HOLDINGS, INC.

      We believe that product and technology diversity result in increased traditional paging deactivations. As such, we have continued to offer advanced messaging services through alliances with Weblink Wireless, Inc., Motient Corporation and other carriers and to sell PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. We sell cellular and PCS phone services through commission or residual-based alliance and dealer agreements with several carriers including AT&T Wireless, Inc. and Nextel, Inc. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services.

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

      Cost Containment and Reduction — Our 2002 Plan of Reorganization was predicated on a refinement of our operating structure that would reduce the amount of costs required to operate our business. During 2002, we took several steps to reduce our operating and capital expenditures. In 2003, our operating expenses have and are expected to further decline as a result of the implementation of several initiatives that further reduce our management hierarchy and realign our sales management and support functions into a much more streamlined organization focusing primarily on business and government customers.

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believes these measures were necessary to maximize both operating and free cash flows. We also believe these reductions are possible due to the rationalization and centralization efforts we performed in 2001 and 2002 and the reduction in the number of subscribers to which we provide customer service or inventory fulfillment. As such, we believe that we can further reduce our operating expenses and corporate structure without affecting our airtime or customer service capabilities.

      Such containment and reduction initiatives have or are expected to include:

      Reorganization of corporate management — By June 30, 2003, we expect to eliminate several senior or corporate management positions representing 25% of all such positions. Many of the reductions are being taken in connection with the events described below. Such reductions are possible because the size of our company in terms of employees, subscribers and revenues no longer requires a management structure that was designed to support a growth-oriented company with subscriber levels of over 10.0 million.

      Reorganization of sales distribution — In February 2003, we consolidated the number of field sales regions under the leadership of a regional vice president from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and NorthWest regions. The reduction of operating regions will enable us to further reduce general and administrative expenses associated with our field operations as each operating region had separate administrative support staff which now may be combined. In addition, we expect to consolidate certain of our under-performing offices and markets into more established markets to increase operating margins in those markets.

      In February 2003, we consolidated our corporate sales initiatives under the leadership of one senior vice president and consolidated the non-core database marketing sales group into our national call center. The database marketing group primarily targeted consumer subscribers which are outside of our core

METROCALL HOLDINGS, INC.

business focus. As a result of the reorganization, we expect to eliminate several corporate sales and marketing positions.

      Centralization of national call centers and inventory fulfillment — In March 2003, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations including Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required. In addition, we achieved certain operating efficiencies that were not possible earlier until the conversion of our final billing system platform, which occurred in December 2002. We now have one common platform under which we manage our subscriber invoicing, order fulfillment and customer service support.

      In connection with the regional consolidation, we will centralize our field customer service and inventory fulfillment functions into one or two main locations within each region. This process should enable us to more cost-effectively provide customer service, data entry and inventory fulfillment and permit us to reduce our operating expenses while maintaining adequate levels of customer service.

      Other initiatives — We expect to continue with several other cost reduction initiatives. Similar to the above events these are possible because the size of our subscriber base no longer warrants the continuation of such expenditures. For instance, we intend to deconstruct at least 250 transmitter sites supporting under-utilized frequencies during 2003. In addition, where appropriate, we intend to further rationalize our general and administrative support structure.

      As a result of the aforementioned cost reduction plan, we expect to reduce our workforce by approximately 296 positions by June 30, 2003 of which 203 had occurred by March 31, 2003. Estimated annualized compensation and benefit expense savings of approximately $14.0 million are expected. Severance and related expenses of approximately $5.7 million were recognized in the three months ended March 31, 2003 of which $2.9 million was paid out by March 31, 2003 with the balance expected to paid by June 30, 2003. There can be no assurances that Metrocall will achieve the desired savings as a result of these initiatives.

      Advanced Messaging — We offer advanced messaging services using narrowband PCS primarily through a strategic alliance agreement with Weblink. For the twelve months ended December 31, 2002 and the three months ended March 31, 2003, we generated revenues of approximately $59.8 million and $14.0 million, respectively from these services. As of March 31, 2003, approximately 200,000 subscribers received these services. Throughout 2003, we intend to continue this service offering although we expect the demand for this service to decline from 2002 levels. Similar to traditional paging, our sales and marketing efforts for the advanced messaging products will be targeted at business and government customers. Presently there are several foreign manufacturers developing advanced messaging devices that utilize the ReFLEX™ protocol, which may be available in late 2003. We currently supply advanced messaging devices to our subscribers from existing quantities of on-hand two-way equipment. This is possible due to purchases made from Motorola, Inc. prior to their exit from the pager manufacturing business in 2002. Although we believe that based on recent demand we have a sufficient supply of advanced messaging devices until at least the fourth quarter of 2003, our advanced messaging operations could be affected if there is delay in bringing these products to market or if their cost is prohibitive.

Results of Operations

      The definitions below will be helpful in understanding the discussion of our results of operations.

•	Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular and long distance services.

METROCALL HOLDINGS, INC.

•	Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained (“COAM”) pagers less net book value of products sold.

•	Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of our network systems and customer service support centers.

•	Selling and marketing expenses: include salaries, commissions and administrative costs for our sales force and related marketing and advertising expenses.

•	General and administrative expenses: include executive management, accounting, office telephone, repairs and maintenance, management information systems and employee benefits.

DISCUSSION OF THE SELECTED RESULTS OF OPERATIONS DATA FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      For purposes of this Management’s Discussion and Analysis, the Predecessor Company’s financial data has been discussed in relation to the Reorganized Company’s financial data for the three month periods ended March 31, 2003 and 2002. However, for the reasons explained in Notes 1 and 2, financial statements for the Reorganized Company for the three months ended March 31, 2003 are not comparable with those of the Predecessor Company for the three months ended March 31, 2002.

      The following table sets forth the amounts of revenues, expenses and the percentages of net revenues represented by certain items in Metrocall’s Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended March 31, 2002 and 2003 (all dollars in thousands):

	Predecessor Company		Reorganized Company

	March 31, 2002		March 31, 2003

		% of		% of
		Revenues		Revenues

Revenues
Service, rent and maintenance	$102,884	96.0%	$82,848	95.9%
Product sales	9,184	8.6%	4,541	5.3%

Total revenues	112,068	104.5%	87,389	101.1%
Net book value of products sold	(4,851)	-4.5%	(979)	-1.1%

	107,217	100.0%	$86,410	100.0%

Operating Expenses
Service, rent and maintenance	31,141	29.0%	23,474	27.2%
Selling and marketing	20,676	19.3%	11,982	13.9%
General and administrative	36,481	34.0%	26,768	31.0%
Reorganization	10,097	9.4%	5,726	6.6%
Depreciation	18,330	17.1%	9,770	11.3%
Amortization	—	—	1,898	2.2%

Total operating expenses	116,725	108.9%	79,618	92.1%

Income/(loss) from operations	(9,508)	-8.9%	6,792	7.9%
Interest and other income/(expense), net	(117)	-0.1%	231	0.3%
Interest expense	(19,597)	-18.3%	(2,149)	-2.5%
Income tax provision	—	—	(1,912)	-2.2%

Net income/(loss)	(29,222)	-27.3%	2,962	3.4%
Preferred dividends and accretion	(2,807)	-2.6%	(2,985)	-3.5%

Loss attributable to common stockholders	($32,029)	-29.9%	($23)	-%

Revenues

      Service, rent and maintenance revenues decreased to $82.8 million for the three months ended March 31, 2003 (“2003”), from $102.9 million for the three months ended March 31, 2002 (“2002”), as the number of units in service decreased from approximately 5.0 million at March 31, 2002 to 3.4 million at March 31, 2003. Product sales revenues decreased to $4.5 million for 2003 from $9.2 million for 2002. The net book value of products sold decreased to $1.0 million for 2003 from $4.9 million for 2002. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

	2002		2003

		% of		% of
		Revenues		Revenues

Traditional Paging Revenues
Service, rent and maintenance	$88,308	95.9%	$69,129	95.1%
Product sales	5,832	6.3%	4,225	5.8%

Total revenues	94,140	102.2%	73,354	100.9%
Net book value of products sold	(2,063)	-2.2%	(690)	-0.9%

Net revenues	$92,077	100.0%	$72,664	100.0%

ARPU	$5.89			$6.68
Ending subscribers in service	4,764,503			3,199,226

      Traditional paging service, rent and maintenance revenues decreased approximately $19.2 million from $88.3 million for 2002 to $69.1 million for 2003. From 2002, the number of subscribers receiving airtime services decreased approximately 1.6 million to 3.2 million subscribers. Of this decrease, approximately 19% occurred in our direct distribution channels and 81% occurred in our indirect distribution channels. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; technological alternatives; and the conversion of subscribers to our advanced messaging services. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our desire to increase the ARPU in this relatively low ARPU distribution channel. ARPU increased $0.79 to $6.68 from 2002.

      We expect that revenues generated from traditional paging will continue to decrease during the remainder of 2003. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers and industry compression on pricing. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of customer churn.

      Product sales from traditional paging decreased approximately $1.6 million from $5.8 million in 2002 to $4.2 million in 2003 and decreased as a percentage of net revenues from 6.3% in 2002 to 5.8% in 2003. Net book value of products sold decreased approximately $1.4 million from $2.1 million in 2002 to $0.7 million in 2003 and decreased as a percentage of net revenues from 2.2% in 2002 to 0.9% in 2003. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2003.

	2002		2003

		% of		% of
		Revenues		Revenues

Advanced Messaging Revenues
Service, rent and maintenance	$14,576	96.3%	$13,719	99.8%
Product sales	3,352	22.1%	316	2.3%

Total revenues	17,928	118.4%	14,035	102.1%
Net book value of products sold	(2,788)	-18.4%	(289)	-2.1%

Net revenues	$15,140	100.0%	$13,746	100.0%

ARPU	$20.95			$22.68
Ending subscribers in service	232,396			198,039

      Advanced messaging service, rent and maintenance revenues decreased by $0.9 million from $14.6 million for 2002 to approximately $13.7 million for 2003. The decrease in service, rent and maintenance revenues was the result of a decrease in the average number of subscribers in service in 2003. ARPU for 2003 increased by $1.73 to $22.68 from $20.95 in 2002.

      Product sales from advanced messaging operations decreased approximately $3.0 million from 2002 to $0.3 million in 2003. Net book value of products sold decreased $2.5 million to approximately $0.3 million in 2003. We bundle the sale of two-way messaging equipment with the related service and recognize revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

Operating Expenses

      Overall, operating expenses decreased $37.1 million from 2002 to 2003. This was the result of the restructuring initiatives discussed under “2003 Business Strategy” and the cost reduction and containment initiatives we performed throughout 2002. Each operating expense is discussed separately below.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses decreased by approximately $7.6 million from $31.1 million in 2002 to $23.5 million in 2003 and decreased as a percentage of net revenues from 29.0% in 2002 to 27.2% in 2003. Monthly service, rent and maintenance expense per unit increased from $1.80 per unit in 2002 to $2.20 per unit in 2003, which was primarily the result of allocating such expenses over fewer units in service. Service, rent, and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, salaries and dispatching costs. Such decreases were the result of rationalization and re-negotiation of dispatching and subscriber lines costs, lower compensation expenses from a smaller workforce and other cost cutting initiatives undertaken during 2002 in connection with our plan of reorganization. We expect service, rent and maintenance expense to continue to decrease on a quarterly basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy”.

      Selling and Marketing. Selling and marketing expenses decreased by approximately $8.7 million from $20.7 million in 2002 to $12.0 million in 2003 and decreased as a percentage of net revenues from 19.3% in 2002 to 13.9% in 2003. The overall expense decrease was primarily the result of reductions in salaries and commissions and other related expenses as a result of a smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit decreased from $1.32 per unit in 2002 to $1.12 per unit in 2003. We expect that selling and marketing expenses on a full-year basis in 2003 will decrease as a result of the planned cost reductions described under “Metrocalls’s 2003 Business Strategy”.

      General and administrative expenses. General and administrative expenses decreased approximately $9.7 million from $36.5 million in 2002 to $26.8 million in 2003 and decreased as a percentage of net revenues from 34.0% in 2002 to 31.0% in 2003. The decrease in general and administrative expenses was primarily the result of a reduction in bad debts, rents, salaries, taxes, and other related expenses, due to several cost containment initiatives performed throughout 2002 that focused on the back office centralization and rationalization related to the preparation for or implementation of our Plan. Also included in our 2003 general and administrative expenses was accelerated unearned compensation expenses of $715,000 related to outstanding restricted shares of Series A Preferred issued to an executive in 2002 which immediately vested upon the executive’s termination in February 2003. Monthly general and administrative expenses per unit increased $0.18 from $2.33 in 2002 to $2.51 per unit in 2003. We expect that general and administrative expenses on a full-year basis in 2003 will decrease as a result of the planned cost reductions described under “Metrocall’s 2003 Business Strategy”.

      Restructuring expense. Restructuring related expenses of $5.7 million were included in the accompanying statements of operations for the three months ended March 31, 2003. Such costs include severance and related expenses incurred as a result of the cost reduction initiatives that were made to stabilize the company and to restructure our operations. Please refer to “Metrocall’s 2003 Business Strategy” for further details. Reorganization and restructuring related expenses of $10.1 million were included in the statement of operations for the three months ended March 31, 2002. Such costs included legal, financial and investment banking services as well as severance related expenses and facility lease exit costs.

      Depreciation expense. Depreciation expense for infrastructure and subscriber equipment was $9.8 million in 2003. Depreciation expense incurred in 2003 is not comparable to amounts incurred in 2002 by the Predecessor Company.

      Amortization expense. Amortization expenses related to the amortization of intangible assets was $1.9 million in 2003. Amortization expense incurred in 2003 is not comparable to amounts recorded in 2002 by the Predecessor Company.

      Interest expense. Interest expense for 2003 was $2.1 million and was comprised of $500,000 cash interest paid on for the Senior Note, $900,000 related to the issuance and accretion of the PIK Notes and the balance for interest on other long-term liabilities. Interest expense for 2002 was $19.6 million and was primarily composed of interest on debt that was extinguished through our Plan.

Financial Condition, Liquidity and Capital Resources

Cash Flow

	Three Months Ended
	March 31,

	2002	2003

	($’s in thousands)
Net cash provided by operating activities	$5,243	$19,832
Net cash used in investing activities	$(11,238)	$(1,769)
Net cash used in financing activities	$(200)	$(50,227)

      Net cash provided by operating activities increased by approximately $14.6 million from $5.2 million for 2002 to $19.8 million for 2003. The increase in cash provided by operating activities was primarily the result of the increase in income from operations for 2003.

      Net cash used in investing activities decreased approximately $9.5 million from $11.2 million for 2002 to $1.8 million for 2003. The decrease in net cash used for investing activities was primarily the result of a decrease in the purchase of subscriber equipment. Capital expenditures were approximately $11.2 million and $1.5 million for 2002 and 2003, respectively. Capital expenditures for 2002 included approximately $9.0 million for subscriber equipment, representing increases in wireless devices on hand and net increases and improvements to the rental subscriber base, while subscriber equipment purchases for 2003 were approximately $700,000. The balance of capital expenditures for 2003 included $600,000 for information systems and computer related equipment and $200,000 for network construction and development.

      Total capital expenditures for the year ending December 31, 2003 are expected to be in the range of approximately $10.0 million to $12.0 million, primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement and will be funded through cash generated from operations.

      Net cash used in financing activities increased approximately $50.0 million from $200,000 for 2002 to $50.2 million for 2003. Please see the discussion below concerning our repayments of debt balances.

Financial Condition and Liquidity

      Our ability to continue as a going concern is dependent upon several factors, including, but not limited to our ability to (i) generate sufficient cash flows to meet our obligations; (ii) continue to obtain uninterrupted supplies and services from our vendors; (iii) retain employees; and (iv) reduce operating expenses and capital expenditures.

      Our liquidity position is influenced by the timing of accounts receivable collections and disbursements to vendors and employees. We invoice approximately 85% of our customers monthly in advance of providing our services and our days receivables outstanding averaged 47 days. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunica-

tion providers and facility and site landlords are made on a monthly basis. We have customary trade terms with most of our vendors.

Total Debt

      At March 31, 2003 and December 31, 2002, total debt at face value consisted of (in thousands):

	December 31,	March 31,	Increase or
	2002	2003	(Decrease)

Senior secured promissory notes (“Senior Note”)	$60,000	$10,000	$(50,000)
12% Senior subordinated pay-in-kind notes (“PIK Notes”)	20,559	21,167	608
Capital leases and other debt	2,328	1,578	(750)

	$82,887	$32,745	$(50,142)

      Total debt balances at face value decreased $50.1 million or 61% in the three months ended March 31, 2003 from December 31, 2002 primarily as a result of repayments of $50.0 million of Senior Note. During the quarter, we repaid $35.0 million on January 7, 2003 and $15.0 million on March 31, 2003 from funds generated from operations. On April 7, 2003, we repaid an additional $2.1 million of the Senior Note reducing this debt obligation to $7.9 million and on May 12, 2003 we fully repaid and retired the note with a final payment of $7.9 million.

      During 2003, we issued approximately $608,000 of additional PIK Notes representing interest that accrued on such notes during the period. Beginning in May 2003 with the full repayment of the Senior Note, interest amounts on the PIK Notes shall be due and payable monthly in arrears in cash. In addition, we are also required to repay amounts outstanding on the PIK Notes by an amount equal to 100% of our Unrestricted Cash in excess of $10.0 million at the end of each fiscal quarter. Accordingly, we expect to repay principal obligations outstanding under these notes at various times during the remainder of fiscal year 2003. Such repayments of the PIK Notes will be funded from cash generated from operations.

          Cash and cash equivalents

      At March 31, 2003 and May 12, 2003 (after repayment of the Senior Note), cash and cash equivalents were $15.4 million and $17.0 million, respectively. We believe that these balances plus cash expected to be generated from operations, will be sufficient to meet our financial obligations and to fund capital expenditure requirements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not believe our debt securities or preferred stock are subject to significant market risk.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      Please refer to Note 6 of the interim condensed consolidated financial statements.

ITEM 2.	CHANGES IN SECURITIES

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Exhibit Description

10.1	Restated Employment Agreement dated as of February 5, 2003 by and between Metrocall Holdings, Inc. and Vincent D. Kelly.
99.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K

      Form 8-K filed February 5, 2003 reporting a press release regarding, among other things, changes to its senior management.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

METROCALL HOLDINGS, INC.

By:	/s/ GEORGE Z. MORATIS

George Z. Moratis
Chief Financial Officer and Treasurer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ GEORGE Z. MORATIS

George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Restated Employment Agreement dated as of February 5, 2003 by and between Metrocall Holdings, Inc. and Vincent D. Kelly.
99.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)