Form 10-Q
period 2003-06-30
METROCALL HOLDINGS INC
filed 2003-08-13
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b-2) of the Exchange Act  Yes ☐  No ☒

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 1, 2003

Common Stock, $.01 par value	991,765

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share information)

	December 31,	June 30,
	2002	2003

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$47,530	$11,213

Restricted cash	8,516	7,188

Accounts receivable, less allowance for doubtful accounts of $6,513 and $6,756 as of December 31, 2002 and June 30, 2003, respectively	24,280	18,912

Prepaid expenses and other current assets	9,795	10,649

Total current assets	90,121	47,962

PROPERTY AND EQUIPMENT:

Land, buildings and leasehold improvements	3,197	1,861

Furniture, office equipment and vehicles	21,297	22,439

Paging and plant equipment	58,650	52,721

Less — Accumulated depreciation and amortization	(10,927)	(21,868)

	72,217	55,153

INTANGIBLE ASSETS, net of accumulated amortization of approximately $1,948 and $5,695 as of December 31, 2002 and June 30, 2003, respectively	21,756	10,835

OTHER ASSETS	5,653	4,990

TOTAL ASSETS	$189,747	$118,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of long-term debt	$58,949	$1,010

Accounts payable	8,429	6,615

Accrued expenses and other current liabilities	22,560	22,349

Deferred revenues and subscriber deposits	15,517	13,898

Total current liabilities	105,455	43,872

CAPITAL LEASE and other LONG TERM DEBT, less current maturities	20,762	335

OTHER LONG-TERM LIABILITIES	13,693	14,634

Total liabilities	139,910	58,841

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE PREFERRED STOCK, 15% cumulative; par value $.01 per share; 8,500,000 shares authorized; 5,992,572 and 5,992,880 shares issued and outstanding as of December 31, 2002 and June 30, 2003 respectively, and a liquidation preference of $62,071 and $66,774 at December 31, 2002 and June 30, 2003, respectively	49,122	55,216

STOCKHOLDERS’ EQUITY:

Common stock, par value $.01 per share; authorized 1,200,000 shares; 991,398 and 991,765 shares issued and outstanding as of December 31, 2002 and June 30, 2003, respectively	9	9

Additional paid-in capital	—	58

Unearned compensation	(1,431)	(588)

Retained earnings	2,137	5,404

	715	4,883

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,747	$118,940

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share information)

	Predecessor	/	Reorganized	Predecessor	/	Reorganized
	Company	/	Company	Company	/	Company

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2002		2003	2002		2003
		/			/
REVENUES:		/			/

Service, rent and maintenance revenues	$98,724	/	$78,953	$201,608	/	161,801

Product sales	7,760	/	3,832	16,945	/	8,373

Total revenues	106,484	/	82,785	218,553	/	170,174

Net book value of products sold	(5,650)	/	(952)	(10,501)	/	(1,931)

	100,834	/	81,833	208,052	/	168,243

OPERATING EXPENSES:		/			/

Service, rent and maintenance	29,018	/	23,330	60,159	/	46,804

Selling and marketing	16,610	/	10,026	37,285	/	22,008

General and administrative	32,604	/	23,417	69,085	/	50,185

Restructuring expenses	2,457	/	—	12,555	/	5,726

Depreciation	17,490	/	9,091	35,821	/	18,861

Amortization	—	/	1,923	—	/	3,821

	98,179	/	67,787	214,905	/	147,405

Income/(loss) from operations	2,655	/	14,046	(6,853)	/	20,838

INTEREST EXPENSE	(17,108)	/	(3,750)	(36,705)	/	(5,899)

INTEREST AND OTHER INCOME (EXPENSE), NET	(1,513)	/	1	(1,630)	/	232

INCOME/(LOSS) BEFORE INCOME TAXES	(15,966)	/	10,297	(45,188)	/	15,171

INCOME TAX PROVISION	—	/	(3,900)	—	/	(5,812)

Net income (loss)	(15,966)	/	6,397	(45,188)	/	9,359

PREFERRED DIVIDENDS AND ACCRETION	(2,048)	/	(3,107)	(4,855)	/	(6,092)

REORGANIZATION ITEM — ACCRETION OF LIQUIDATION PREFERENCE	(4,715)	/	—	(4,715)	/	—

Income/(loss) attributable to common stockholders	$(22,729)	/	$3,290	$(54,758)	/	$3,267

BASIC INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.25)	/	$3.32	$(0.61)	/	$3.30

DILUTED INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.25)	/	$3.21	$(0.61)	/	$3.24

Basic weighted-average common shares outstanding	89,975,772	/	991,724	89,975,772	/	991,561

Diluted weighted-average common shares outstanding	89,975,772	/	1,025,722	89,975,772	/	1,008,560

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited)
(In thousands, except share information.)

	Common Stock
			Additional
	Shares	Par	Paid-in	Unearned	Retained
	Outstanding	Value	Capital	Compensation	Earnings	Total

BALANCE, December 31, 2002.	991,398	$9	$—	$(1,431)	$2,137	$715

Issuance of common stock	367	—	—	—	—	—

Compensation related to employee stock option grants	—	—	58	—	—	58

Amortization of unearned compensation	—	—	—	843	—	843

Preferred dividends and accretion	—	—	—	—	(6,092)	(6,092)

Net income	—	—	—	—	9,359	9,359

BALANCE, June 30, 2003	991,765	$9	$58	$(588)	$5,404	$4,883

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Predecessor	/	Reorganized
	Company	/	Company

	Three Months Ended
	June 30,
	2002		2003
		/
CASH FLOWS FROM OPERATING ACTIVITIES:		/

Net income/(loss)	$(45,188)	/	$9,359
Adjustments to reconcile net loss to net cash provided by operating activities		/

Depreciation and amortization	35,820	/	22,682

Deferred income taxes	—	/	5,812

Amortization of unearned compensation	—	/	843

Equity in loss of affiliate	1,496	/	—

Amortization of debt financing costs and debt discount	1,095	/	—

Stock option compensation	—	/	58

Accretion on and issuance of PIK Notes	—	/	3,835

Accretion on long-term debt	—	/	1,439

Loss on sale of land	—	/	407

Cash provided by changes in assets and liabilities:		/

Restricted cash	—	/	1,328

Accounts receivable	8,955	/	5,368

Prepaid expenses and other current assets	(642)	/	(855)

Accounts payable	6,545	/	(1,812)

Accrued interest	30,714	/	—

Accrued expenses and other current liabilities	(1,081)	/	1,077

Deferred revenues and subscriber deposits	(8,908)	/	(1,620)

Net cash provided by operating activities	28,806	/	47,921

CASH FLOWS FROM INVESTING ACTIVITIES:		/

Capital expenditure, net	(19,908)	/	(3,170)

Other	510	/	1,095

Net cash used in investing activities	(19,398)	/	(2,075)

CASH FLOWS FROM FINANCING ACTIVITIES:		/

Repayment of long-term debt	(405)	/	(82,163)

Net cash used in financing activities	(405)	/	(82,163)

NET DECREASE IN CASH AND CASH EQUIVALENTS	9,003	/	(36,317)

CASH AND CASH EQUIVALENTS, beginning of period	24,135	/	47,530

CASH AND CASH EQUIVALENTS, end of period	$33,138	/	$11,213

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:		/

Cash payments for interest	$5,305	/	$798

Cash payments for income taxes	$—	/	$—

Supplemental disclosure of non-cash investing and financing items:		/

Accretion of preferred stock	$4,714	/	$1,389

Preferred stock dividends	$4,855	/	$4,703

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.     Organization and Chapter 11 Emergence

      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall Holdings, Inc. and our majority owned subsidiaries (collectively, the Company or Metrocall). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, reorganization and restructuring expenses, certain accrued liabilities and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall’s 2002 Annual Report on Form 10-K.

Bankruptcy-Related Financial Reporting

      The consolidated financial statements of Metrocall, prior to its emergence from chapter 11 on October 8, 2002, (the “Predecessor Company”), were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Metrocall prepared the consolidated financial statements on a going-concern basis of accounting. This basis of accounting contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Upon emergence from chapter 11, Metrocall (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

Exit from Chapter 11 and Plan of Reorganization

      On October 8, 2002, (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”). Metrocall, Inc. and its subsidiaries are referred to herein as the Predecessor Company for the three and six month periods ended June 30, 2002. The reorganized company, Metrocall Holdings, Inc., together with its licensing and operating subsidiaries are collectively referred to herein as the Reorganized Company for periods commencing after October 8, 2002.

2.     Significant Accounting Policies

Basis of Presentation

      In connection with its emergence from the chapter 11 proceedings, the Reorganized Company adopted the provisions of SOP 90-7, which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code. As a result of this application Metrocall’s financial results for the three and six months ended June 30, 2003 are prepared on a different basis than the financial results for the three and six months ended June 30, 2002. The

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganized Company’s condensed consolidated financial statements are not comparable with those of the Predecessor Company’s.

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

      The accompanying condensed consolidated financial statements of the Predecessor Company include the accounts of Metrocall, Inc. and its wholly owned operating subsidiaries ANMC, McCaw, Mobilfone, Ventures, and MUSA.

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

Cash and Cash Equivalents

      Cash and cash equivalents consist primarily of cash and investments, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

Restricted Cash

      In accordance with the Plan, we had approximately $7.2 million of cash balances restricted for payment of administrative, disputed general unsecured claims of subsidiaries, and disputed tax claims related to the chapter 11 proceedings at June 30, 2003.

Reserve for Doubtful Accounts

      Estimates are used in determining the reserve for doubtful accounts, which includes a reserve for sales credits, and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we consider historical write-offs, including comparisons of write-offs to provisions for doubtful accounts as a percentage of net revenues and the ratio of the reserve to gross receivables to historical levels. We also monitor collection amounts and statistics.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment of the Reorganized Company was stated at estimated fair value as of the Effective Date of the Plan. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

Segment Reporting

      We operate in one reportable segment.

Reclassifications

      Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

3.     Long-Term Debt

      Long-term debt and capital lease obligations consisted of the following ($’s in thousands)

	December 31, 2002	June 30, 2003

Senior Secured Promissory Note	$60,000	$—

Senior Subordinated PIK Promissory Notes	17,869	—

Capital lease obligations	—	1,167

Other	—	178

	$79,711	$1,345

Less — Current portion	58,949	1,010

Long-term portion	$20,762	$335

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Senior Secured Promissory Note (the “Senior Note”). The Senior Note issued by Metrocall, Inc. on the Effective Date of the Plan was guaranteed by Metrocall Holdings, Inc. and its subsidiaries. The Senior Note accrued interest at the prime lending rate plus a margin of 2.875%. Interest payments were made on the last business day of each month. The Senior Note was secured by substantially all of our assets. During the three months ended March 31, 2003, we repaid $50.0 million aggregate principal amount of the Senior Notes and $487,605 of interest expense. On May 12, 2003, we repaid the balance of principal and interest outstanding on this note and satisfied and discharged this obligation in full.

      Senior Subordinated PIK Promissory Notes (the “PIK Notes”). The PIK Notes issued by Metrocall Holdings, Inc. on the Effective Date of the Plan were guaranteed by MUSA and Ventures. The notes accrued interest at a rate of 12% per annum due quarterly in arrears by issuance of additional PIK Notes until the Senior Note was fully repaid. Thereafter, interest was due and payable monthly in arrears in cash. The PIK Notes were scheduled to mature on December 31, 2004.

      The PIK Notes had a face amount of $20.0 million on their issuance date. We recorded the PIK Notes at their estimated fair value of approximately $17.0 million on the Effective Date representing a $3.0 million discount that will be accreted to the initial face amount based on the effective interest method over the maturity period of the PIK Notes. For the period January 1, 2003 through May 12, 2003, we issued approximately $1.5 million of additional PIK Notes representing interest that had accrued on such notes during the period. Once the Senior Notes were retired, prospective interest amounts that accrued on the PIK Notes became due and payable monthly in arrears. We repaid approximately $21.5 million aggregate principal amount of PIK Notes in cash in two installments of $10.0 million and $11.5 million on May 30, 2003 and June 30, 2003, respectively. As of June 30, 2003, we had repaid all amounts outstanding under the PIK Notes and had satisfied and discharged this obligation in full.

4.     Preferred Stock

      At June 30, 2003, we had approximately 6.0 million shares of series A redeemable preferred stock (series A preferred) outstanding. The series A preferred had an initial liquidation preference of $10.0 per share and accrues dividends at 15% per annum compounded quarterly. Dividends on the series A preferred accrue (but will not become payable) and increase the initial liquidation preference until the first complete fiscal quarter after the Senior and PIK Notes are repaid in full (i.e. September 30, 2003). Thereafter, dividends shall accrue and become payable in cash. As of June 30, 2003, the liquidation preference per share was approximately $11.13.

      After repayment of the Senior and PIK Notes, the series A preferred will be redeemed on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash over $10.0 million. Unrestricted cash is defined as cash on hand with Metrocall Holdings, Inc, Metrocall, Inc. and Metrocall USA, Inc. excluding (i) cash necessary to make distributions pursuant to the Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by permitted liens.

      Mandatory redemptions will be made on a quarterly basis no later than 65 days following the end of a fiscal quarter. Pursuant to the series A preferred certificate of designation, we are required to redeem a minimum number of shares having an aggregate liquidation preference of $5.0 million preference amount and to provide holders between 30 and 60 days notice of redemption with each redemption. Metrocall also has the ability to redeem preferred shares at its option subject to the same minimum redemption amounts and notice requirements as with a mandatory redemption. We are required to redeem all series A preferred shares on or before December 31, 2006.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Employee Stock Option Plan

      In May 2003, our board of directors authorized, and our stockholders approved, the 2003 Stock Option Plan. On May 7, 2003, we granted nonqualified options for the purchase of up to 70,000 shares of common stock to certain members of senior management at an exercise price of $2.83 per share. The options vest over a 24-month period with half of the common stock available for issuance on May 7, 2004 and May 7, 2005, respectively. The options expire ten years after the date of the grant. We have accounted for these grants using the method of accounting prescribed by SFAS No. 123, “Accounting for Stock Compensation” and will recognize stock-based compensation expense for the grant equaling its fair value over the vesting period of each option grant.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these amounts, we assumed risk-free interest rates of 1.37%, an expected life and vesting period of 24 months, an expected dividend yield of zero and an expected volatility of 62.12%. The weighted average fair value (computed consistent with SFAS No. 123) of options granted under the Plan was $7.38. The total expense for the option grants over the 24-month vesting period will be approximately $517,000. We have included stock-based compensation expense of approximately $58,000 within our general and administrative expenses for the three and six months ended June 30, 2003 with a corresponding credit to our additional paid-in capital.

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Income (loss) attributable to common stockholders, as reported	$(22,729)	$3,290	$(54,758)	$3,267

Numerator for basic and diluted earnings per common share	$(22,729)	$3,290	$(54,758)	$3,267

Denominator:

Denominator for basic earnings per share	89,975,772	991,724	89,975,772	991,561

Effect of dilutive securities: Employee stock options	—	33,998	—	16,999

Denominator for diluted earnings per share — adjusted weighted shares	—	1,025,722	—	1,008,560

Basic earnings per common share	$(0.25)	$3.32	$(0.61)	$3.30

Diluted earnings per common share	$(0.25)	$3.21	$(0.61)	$3.24

6.     2003 Restructuring

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believes that measures were necessary to maximize both operating and free cash flows.

      Such containment and reduction initiatives have or are expected to include:

      Reorganization of corporate management — Approximately 14 senior or corporate management positions were eliminated under the plan, all of which occurred by March 31, 2003. Many of the reductions are being taken in connection with the events described below.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reorganization of sales distribution — In February 2003 under the plan, we consolidated the number of field sales regions under the leadership of regional vice presidents from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and Northwest regions. We also consolidated our corporate sales initiatives under the leadership of one senior vice president and consolidated the non-core database marketing sales group into our national call center. As a result of this consolidation, we have eliminated several corporate sales and marketing positions.

      Centralization of national call centers and inventory fulfillment — In March 2003 under the plan, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations: Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required.

      In connection with the regional consolidation, the plan requires us to centralize our field customer service and inventory fulfillment functions into one or two main locations within each region. This process should enable us to more cost-effectively provide customer service, data entry and inventory fulfillment and permit us to reduce our operating expenses while maintaining adequate levels of customer service. This process should be completed by year-end.

      As a result of the aforementioned cost reduction plan, we have reduced our workforce by approximately 296 positions through June 30, 2003. Estimated annualized compensation and benefit expense savings of approximately $15.0 million have been achieved by implementing these reductions. Severance and related expenses of approximately $5.7 million were recognized in the three months ended March 31, 2003 of which $2.9 million was paid out by March 31, 2003 with the balance paid during the three months ended June 30, 2003.

7.     Commitments and Contingencies

      We are subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on our financial position or the results of operations.

8.     Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

      This statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Metrocall plans to adopt SFAS 150 in the third quarter of 2003, which will result in the reclassification of our series A preferred as a liability.

METROCALL HOLDINGS, INC.

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

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas. We currently provide messaging services to approximately 3.1 million subscribers, including 0.2 million advanced messaging subscribers. As of June 30, 2003, we were the second largest messaging (paging) company in the United States based on the number of subscribers.

      We derive a majority of our revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless data services. While a subscriber continues to use its services, operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or fixed costs. While we expect to continue efforts to both maintain and add subscribers, our plan of reorganization had assumed a substantial downsizing of our operational platform.

METROCALL HOLDINGS, INC.

Further, we are focusing on certain segments of the market that provide greater revenue stability and higher margins.

      As a result of, among other things, the significant decline in revenues and subscribers experienced by Metrocall and its competitors in the wireless paging industry over the last several years, Metrocall and many of its competitors sought bankruptcy protection to execute financial restructurings necessary to continue operations. Our financial reorganization under chapter 11 of the U.S. Bankruptcy Code concluded with our emergence on October 8, 2002 and by June 30, 2003, we had repaid all of our bank debt issued under our Plan.

      Through the first six months of 2003, the paging industry continued to experience declines in revenues and subscriber units in service. In 2002, our net revenues (total revenues less the net book value of products sold) decreased approximately $85.0 million from 2001 and decreased approximately $4.5 million in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. This rate of revenue decline is, on average, the same level as 2002. The declines in revenues we have experienced over these periods have been much lower than the reduction in revenues reported by the largest nationwide paging company. In 2002, our service, rent and maintenance; selling and marketing; and general and administrative expenses decreased approximately $85.0 million from 2001 and decreased approximately $5.5 million in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. Although we have made significant strides in reducing these operating expenses, there can be no assurance that future declines in revenues will be matched with a commensurate reduction in these operating expenses. While we are focusing our sales and distribution efforts to mitigate the level of revenue loss, continued declines could potentially significantly reduce cash flows generated by operating activities in future periods.

Metrocall’s 2003 Business Strategy

      Our business objectives and operating strategy for 2003 have been focused on maximizing our operating and free cash flows. Key elements of this strategy have included:

•	Subscriber retention efforts;

•	Resale of complimentary communications products and services; and

•	Cost containment and reduction.

      Subscriber retention efforts. We expect the demand for our traditional paging services and the related revenues to continue to decrease in 2003. Our subscriber retention efforts will continue to focus on customer service and sales efforts to our business, medical and government subscribers. We will support these efforts through our tiered field sales and corporate service model, designed to provide maximum support to customer accounts based on their size and billing potential. We believe that these customer accounts provide a higher average revenue per unit (“ARPU”) and lower deactivation percentage than subscribers serviced through indirect distribution channels.

      We believe that maintaining sufficient levels of customer service continues to be a key factor in mitigating potential subscriber churn. Our customer service representatives assist subscribers in managing their account activity including the movement of paging devices between personnel within an account. In addition, they address customer inquiries from existing or potential customers. As such, we provide customer service at both a field and national level to address the demands and expectations of different sizes and types of customers within our direct subscriber base.

      Resale of complementary communications products and services. We believe that product and technology competition result in increased traditional paging deactivation. As such, we have continued to offer advanced messaging services through alliances with Weblink Wireless, Inc. (“Weblink”), and other carriers and to sell cellular and PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. We sell cellular and PCS phone services through commission or residual-based alliance and

METROCALL HOLDINGS, INC.

dealer agreements with several carriers including AT&T Wireless, Inc. and Nextel, Inc. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services without our customers having to look outside of Metrocall when they could be subject to pressures to drop our traditional services in lieu of other forms of communication.

      We offer advanced messaging services using a narrowband PCS platform primarily through a strategic alliance agreement with Weblink. For the twelve months ended December 31, 2002 and the six months ended June, 2003, we generated revenues of approximately $59.8 million and $27.2 million, respectively from these services. As of June 30, 2003, approximately 189,000 subscribers received these services. Throughout 2003, we intend to continue this service offering although we expect the demand for this service to decline from 2002 levels. Similar to traditional paging, our sales and marketing efforts for the advanced messaging products will be targeted at business, medical and government customers. Presently there are several foreign manufacturers developing advanced messaging devices that utilize the ReFLEX™ protocol, which may be available in late 2003. We currently sell or lease advanced messaging devices to our subscribers from existing quantities of on-hand two-way equipment. This is possible due to purchases made from Motorola, Inc. prior to their exit from the pager manufacturing business in 2002. We believe that based on recent demand we have a sufficient supply of advanced messaging devices until at least the fourth quarter of 2003. Our advanced messaging results could be affected in future periods if there is delay in bringing new products to market or if their cost is prohibitive.

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

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believes these measures were necessary to maximize both operating and free cash flows. We also believe these reductions are possible due to the rationalization and centralization efforts we performed in 2001 and 2002 and the reduction in the number of subscribers to which we provide customer service or inventory fulfillment. We believe that we can further reduce our operating expenses and corporate structure in future periods as demand for our paging product and services decreases.

      Such containment and reduction initiatives have or are expected to include:

      Reorganization of corporate management — Between February and March 2003, we eliminated several senior or corporate management positions representing 25% of all such positions. Many of the reductions are being taken in connection with the events described below. Such reductions are possible because the size of our company in terms of employees, subscribers and revenues no longer requires a management structure that was designed to support a growth-oriented company.

      Reorganization of sales distribution — In February 2003, we consolidated the number of field sales regions under the leadership of regional vice presidents from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and Northwest regions. The reduction of operating regions has enabled us to further reduce general and administrative expenses associated with our field operations as each operating region has separate administrative support staff which now have been combined. In addition, we expect to continue to consolidate certain of our under-performing offices and markets into more established markets to increase operating margins in those markets throughout 2003.

METROCALL HOLDINGS, INC.

      In February 2003, we also consolidated our corporate sales initiatives under the leadership of one senior vice president and consolidated the non-core database marketing sales group into our national call center. The database marketing group primarily targeted consumer subscribers which are outside of our core business focus. As a result of this consolidation, we have eliminated several corporate sales and marketing positions.

      Centralization of national call centers and inventory fulfillment — In March 2003, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations: Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required. In addition, we achieved certain operating efficiencies that were not possible earlier until the conversion of our final billing system platform, which occurred in December 2002. We now have one common platform under which we manage our subscriber invoicing, order fulfillment and customer service support.

      In connection with the regional consolidation, we will centralize our field customer service and inventory fulfillment functions into fewer locations within each region. This process should enable us to more cost-effectively provide customer service, data entry and inventory fulfillment and permit us to reduce our operating expenses while maintaining adequate levels of customer service. We expect to complete this initiative by year-end.

      Other initiatives — We expect to identify further areas of cost savings and efficiencies. Similar to the above events these are possible because the size of our subscriber base no longer warrants the continuation of such expenditures. We continue to review our technical, selling and marketing and administration functions for additional cost containment or avoidance initiatives. We expect to identify further opportunities to reduce our expenses during 2003 as the initiatives described above are completed and integrated through our operating structure.

      As a result of the aforementioned cost reduction plan, we have reduced our workforce by approximately 296 positions through June 30, 2003. Estimated annualized compensation and benefit expense savings of approximately $15.0 million have been achieved by implementing these reductions. Severance and related expenses of approximately $5.7 million were recognized in the three months ended March 31, 2003 of which $2.9 million was paid out by March 31, 2003 with the balance paid during the three months ended June 30, 2003.

Results of Operations

      The definitions below will be helpful in understanding the discussion of Metrocall’s results of operations.

•	Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular and long distance services.

•	Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained (“COAM”) pagers less net book value of products sold.

•	Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of our network systems and customer service support centers.

•	Selling and marketing expenses: include salaries, commissions and administrative costs for our sales force and related marketing and advertising expenses.

•	General and administrative expenses: include executive management, accounting, bad debt expenses, office telephone, repairs and maintenance, management information systems and employee benefits.

      For financial statement purposes, our results of operations and cash flows for 2002 have been separated as pre-and post- October 8, 2002 due to a change in basis of accounting in the underlying assets and liabilities.

METROCALL HOLDINGS, INC.

(Please refer to Note 2 to the notes to the consolidated financial statements for the fiscal year ended December 31, 2002 and Note 2 here-in). For purposes of the following discussion, we refer to our results prior to October 8, 2002 as results for our predecessor company and we refer to results of October 8, 2002 and after as results for the reorganized company. The results of the reorganized company and the predecessor company for the three and six months ended June 30, 2003 are discussed below. However for the reasons described in Note 2 to the notes to the consolidated financial statements in our December 31, 2002 Annual Report on Form 10-K and Note 2 herein, the predecessor company and reorganized company financial statements are not comparable. The following results are particularly of interest:

•	Reorganization expenses of $2.5 million recognized by the Predecessor Company in the three and six months ended June 30, 2002 related to legal, financial and investment banking services related to our chapter 11 proceedings as well as severance related expenses and facility lease exit costs related to restructuring efforts;

•	The cessation of recording contractual interest of $5.8 million by the Predecessor Company while we were in bankruptcy from June 3, 2002 to June 30, 2002.

DISCUSSIONS OF THE SELECTED RESULTS OF OPERATIONS DATA FOR THE
THREE MONTHS ENDED JUNE 30, 2003 AND 2002

      The following table sets forth the amounts of revenues, expenses and the percentages of net revenues represented by certain items in Metrocall’s Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended June 30, 2002 and 2003 (all dollars in thousands):

	Predecessor Company		/	Reorganized Company

	Three Months Ended		/	Three Months Ended
	June 30, 2002		/	June 30, 2003

		% of			% of
		Revenues	/		Revenues
			/

Revenues			/

Service, rent and maintenance	$98,724	97.9%	/	$78,953	96.5%

Product sales	7,760	7.7%	/	3,832	4.7%

Total revenues	106,484	105.6%	/	82,785	101.2%

Net book value of products sold	(5,650)	-5.6%	/	(952)	-1.2%

	$100,834	100.0%	/	$81,833	100.0%

Operating Expenses			/

Service, rent and maintenance	29,018	28.8%	/	23,330	28.5%

Selling and marketing	16,610	16.5%	/	10,026	12.3%

General and administrative	32,604	32.3%	/	23,417	28.6%

Reorganization	2,457	2.4%	/	—	—

Depreciation	17,490	17.3%	/	9,091	11.1%

Amortization	—	—	/	1,923	2.3%

Total operating expenses	98,179	97.4%	/	67,787	82.8%

Income/(loss) from operations	2,655	2.6%	/	14,046	17.2%

Interest and other income/(expense), net	(1,513)	-1.5%	/	1	-0.0%

Interest expense	(17,108)	-17.0%	/	(3,750)	-4.6%

Income tax provision	—	—	/	(3,900)	-4.8%

Net income/(loss)	(15,966)	-15.8%	/	6,397	7.8%

Preferred dividends and accretion	(2,048)	-2.0%	/	(3,107)	-3.8%

Reorganization item — accretion of liquidation preference	(4,715)	-4.7%	/	—	—

Income/(loss) attributable to common stockholders	$(22,729)	-22.5%	/	$3,290	4.0%

Revenues

      Service, rent and maintenance revenues decreased to $78.9 million for the three months ended June 30, 2003 (“2003”), from $98.7 million for the three months ended June 30, 2002 (“2002”), as the number of units in service decreased from approximately 4.6 million at June 30, 2002 to 3.1 million at June 30, 2003. Product sales revenues decreased to $3.8 million for 2003 from $7.8 million for 2002. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

	Three Months Ended		/	Three Months Ended
	June 30, 2002		/	June 30, 2003

		% of			% of
		Revenues	/		Revenues
			/

Traditional Paging Revenues			/

Service, rent and maintenance	$83,778	96.9%	/	$65,561	95.9%

Product sales	5,562	6.4%	/	3,333	4.9%

Total revenues	89,340	103.3%	/	68,894	100.8%

Net book value of products sold	(2,854)	-3.3%	/	(561)	-0.8%

Net revenues	$86,486	100.0%	/	$68,333	100.0%

ARPU	$6.09		/	$6.95

Ending subscribers in service	4,405,751		/	2,942,405

      Traditional paging service, rent and maintenance revenues decreased approximately $18.2 million from $83.8 million for 2002 to $65.6 million for 2003. Over the past several months, traditional units in service have decreased in both the direct and indirect distribution channels. From June 30, 2002, direct distribution channel subscribers have decreased by 333,789 units. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; technological alternatives; and the conversion of subscribers to our advanced messaging services. From June 30, 2002, indirect distribution subscribers, mainly in Metrocall’s reseller and strategic alliance channels, have decreased by 1,129,557 units. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our desire to increase the ARPU in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base, and mainly indirect channels, ARPU for 2003 increased by $0.86 to $6.95 from 2002.

      We expect that revenues generated from our traditional paging operations will continue to decrease during the remainder of 2003. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers and industry compression on pricing. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of revenue erosion.

      Product sales from traditional operations decreased approximately $2.3 million from $5.6 million in 2002 to $3.3 million in 2003 and decreased as a percentage of net revenues from 6.4% in 2002 to 4.9% in 2003. Net book value of products sold decreased approximately $2.2 million from $2.8 million in 2002 to $0.6 million in 2003 and decreased as a percentage of net revenues from 3.3% in 2002 to 0.8% in 2003. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2003.

	Three Months Ended		/	Three Months Ended
	June 30, 2002		/	June 30, 2003

		% of			% of
		Revenues	/		Revenues
			/

Advanced Messaging Revenues			/

Service, rent and maintenance	$14,946	104.1%	/	$13,392	99.2%

Product sales	2,198	15.3%	/	499	3.7%

Total revenues	17,144	119.4%	/	13,891	102.9%

Net book value of products sold	(2,796)	-19.4%	/	(391)	-2.9%

Net revenues	$14,348	100.0%	/	$13,500	100.0%

ARPU	$22.01		/	$23.04

Ending subscribers in service	220,279		/	189,459

      Advanced messaging service, rent and maintenance revenues decreased $1.6 million to approximately $13.4 million in 2003. The decrease in service, rent and maintenance revenues was the result of a decrease in the average number of subscribers in service in 2003. ARPU for 2003 increased by $1.03 to $23.04 from $22.01 in 2002.

      Product sales from advanced messaging operations decreased approximately $1.7 million to $0.5 million in 2003. Net book value of products sold decreased $2.4 million to approximately $0.4 million in 2003. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

Operating Expenses

      Service, rent and maintenance expenses decreased approximately $5.7 million from $29.0 million in 2002 to $23.3 million in 2003 and decreased as a percentage of net revenues from 28.8% in 2002 to 28.5% in 2003. Monthly service, rent and maintenance expense per unit increased from $2.01 per unit in 2002 to $2.38 per unit in 2003. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, salaries and dispatching costs. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs, lower compensation expenses from a smaller workforce and other cost cutting initiatives undertaken during 2002 in connection with our plan of reorganization. We expect that service, rent and maintenance expenses will decrease on a quarterly basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy”.

      Selling and marketing expenses decreased approximately $6.6 million from $16.6 million in 2002 to $10.0 million in 2003 and decreased as a percentage of net revenues from 16.5% in 2002 to 12.3% in 2003. The overall expense decrease was primarily the result of reductions in salaries and commissions as a result of a smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has decreased from $1.15 per unit in 2002 to $1.02 per unit in 2003. We expect that selling and marketing expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy”.

      General and administrative expenses decreased by $9.2 million from $32.6 million in 2002 to $23.4 million, and decreased as a percentage of net revenues from 32.3% in 2002 to 28.6% in 2003. The decrease in general and administrative expenses was primarily the result of a reduction in salaries and other related expenses, telephone administrative services, rent, and professional services, due to several cost containment initiatives that focused on the back office centralization and rationalization. We expect that general and administrative expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy”.

      For 2002, restructuring and related expenses of $2.5 million were included in the statement of operations. Such costs included legal, financial and investment banking services related to our chapter 11 proceedings as well as severance related expenses and facility lease exit costs related to restructuring activities.

      Depreciation expense for infrastructure and subscriber equipment was $9.1 million in 2003. Depreciation expense incurred in 2003 is not comparable to amounts incurred in 2002 by the Predecessor Company.

      Amortization expense related to the amortization of intangible assets was $1.9 million in 2003. Amortization expense incurred in 2003 is not comparable to amounts incurred in 2002 by the Predecessor Company.

      Interest expense for 2003 was $3.7 million and was comprised of $0.5 million cash interest paid on the Senior Note, $2.9 million related to the issuance and accretion of the PIK Notes and the balance for interest on other long-term liabilities. Interest expense for 2002 was $17.1 million and was primarily composed of interest on debt that was extinguished through our Plan.

      Significant components of other income — net $1k. Included in interest and other income(expense), net is a loss on sale of land of approximately $400,000, which was offset by other miscellaneous income items.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

      The following table sets forth the amounts of revenues, expenses and the percentages of net revenues represented by certain items in Metrocall’s Interim Condensed Consolidated Statements of Operations and certain other information for the six month periods ended June 30, 2002 and 2003 (all dollars in thousands):

	Predecessor Company		/	Reorganized Company

	Six Months Ended		/	Six Months Ended
	June 30, 2002		/	June 30, 2003

		% of			% of
		Revenues	/		Revenues
			/

Revenues			/

Service, rent and maintenance	$201,608	96.9%	/	$161,801	96.2%

Product sales	16,945	8.1%	/	8,373	5.0%

Total revenues	218,553	105.0%	/	170,174	101.1%

Net book value of products sold	(10,501)	-5.0%	/	(1,931)	-1.1%

	208,052	100.0%	/	168,243	100.0%

Operating Expenses			/

Service, rent and maintenance	60,159	28.9%	/	46,804	27.8%

Selling and marketing	37,285	17.9%	/	22,008	13.1%

General and administrative	69,085	33.2%	/	50,185	29.8%

Reorganization	12,555	6.0%	/	5,726	3.4%

Depreciation	35,821	17.2%	/	18,861	11.2%

Amortization	—	—	/	3,821	2.3%

Total operating expenses	214,905	103.3%	/	147,105	87.6%

Income/(loss) from operations	(6,853)	-3.3%	/	20,838	12.4%

Interest and other income/(expense), net	(1,630)	-0.8%	/	232	0.1%

Interest expense	(36,705)	-17.6%	/	(5,899)	-3.5%

Income tax provision	—	—	/	(5,812)	-3.5%

Net income/(loss)	(45,188)	-21.7%	/	9,359	5.6%

Preferred dividends and accretion	(4,855)	-2.3%	/	(6,092)	-3.6%

Reorganization item — accretion of liquidation preference	(4,715)	-2.3%	/	—	—

Income/(loss) attributable to common stockholders	$(54,758)	-26.3%	/	$3,267	1.9%

REVENUES

      Service, rent and maintenance revenues decreased to $161.8 million for the six months ended June 30, 2003 (“2003”), from $201.6 million for the six months ended June 30, 2002 (“2002”), as the number of units in service decreased from approximately 4.6 million at June 30, 2002 to 3.1 million at June 30, 2003. Product sales revenues decreased to $8.4 million for 2003 from $16.9 million for 2002. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

      The following table sets forth the amounts of revenues and the percentages of net revenues (defined as total revenues less the net book value of products sold) represented by certain items in Metrocall’s Interim

Condensed Consolidated Statements of Operations and certain other information for the six month periods ended June 30, 2002 and 2003.

	Six Months Ended			Six Months Ended
	June 30, 2002			June 30, 2003
			/
		% of	/		% of
		Revenues	/		Revenues
TRADITIONAL PAGING REVENUES			/
Service, rent and maintenance	$172,086	96.4%	/	$134,690	95.5%

Product sales	11,394	6.4%	/	7,558	5.4%

Total revenues	183,480	102.8%	/	142,248	100.9%

Net book value of products sold	(4,916)	-2.8%	/	(1,251)	-0.9%

Net revenues	$178,564	100.0%	/	$140,997	100.0%

ARPU	$5.99		/	$6.81

Ending subscribers in service	4,405,751		/	2,942,405

      Traditional paging service, rent and maintenance revenues decreased approximately $37.4 million from $172.1 million for 2002 to $134.7 million for 2003. Over the past several months, traditional units in service have decreased in both the direct and indirect distribution channels. From June 30, 2002, direct distribution channel subscribers have decreased by 333,789 units. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; technological alternatives; and the conversion of subscribers to our advanced messaging services. From June 30, 2002, indirect distribution subscribers, mainly in Metrocall’s reseller and strategic alliance channels, have decreased by 1,129,557 units. The decrease in the number of indirect subscribers was mainly the result of a decrease in demand for traditional paging products in the reseller channel and our desire to increase the ARPU in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base, and mainly indirect channels, ARPU for 2003 increased by $0.82 to $6.81 from 2002.

      We expect that revenues generated from our traditional paging operations will continue to decrease during the remainder of 2003. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers and industry compression on pricing. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of revenue erosion.

      Product sales from traditional paging decreased approximately $3.8 million from $11.4 million in 2002 to $7.6 million in 2003 and decreased as a percentage of net revenues from 6.4% in 2002 to 5.4% in 2003. Net book value of products sold decreased approximately $3.6 million from $4.9 million in 2002 to $1.3 million in 2003 and decreased as a percentage of net revenues from 2.8% in 2002 to 0.9% in 2003. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2003.

	Six Months Ended			Six Months
	June 30, 2002			Ended June 30, 2003
			/
		% of	/		% of
		Revenues	/		Revenues
ADVANCED MESSAGING REVENUES			/
Service, rent and maintenance	$29,522	100.1%	/	$27,111	99.5%

Product sales	5,551	18.8%	/	815	3.0%

Total revenues	35,073	118.9%	/	27,926	102.5%

Net book value of products sold	(5,585)	-18.9%	/	(679)	-2.5%

Net revenues	$29,488	100.0%	/	$27,247	100.0%

ARPU	$21.47		/		$22.86

Ending subscribers in service	220,279		/		189,459

      Advanced messaging service, rent and maintenance revenues decreased $2.4 million to approximately $27.1 million in 2003. The decrease in service, rent and maintenance revenues was the result of a decrease in the average number of subscribers in service in 2003. ARPU for 2003 increased by $1.39 to $22.86 from $21.47 in 2002.

      Product sales from advanced messaging operations decreased approximately $4.7 million to $0.8 million in 2003. Net book value of products sold decreased $4.9 million to approximately $0.7 million in 2003. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, the majority of product sales revenues and related costs are deferred and recognized over the expected customer life.

OPERATING EXPENSES

      Service, rent and maintenance expenses decreased approximately $13.4 million from $60.2 million in 2002 to $46.8 million in 2003 and decreased as a percentage of net revenues from 28.9% in 2002 to 27.8% in 2003. Monthly service, rent and maintenance expense per unit increased from $2.00 per unit in 2002 to $2.29 per unit in 2003. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, salaries and dispatching costs. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs, lower compensation expenses from a smaller workforce and other cost cutting initiatives undertaken during 2002 in connection with our plan of reorganization. We expect that service, rent and maintenance expenses will decrease on a quarterly basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy”.

      Selling and marketing expenses decreased approximately $15.3 million from $37.3 million in 2002 to $22.0 million in 2003 and decreased as a percentage of net revenues from 17.9% in 2002 to 13.1% in 2003. The overall expense decrease was primarily the result of reductions in salaries and commissions as a result of a slightly smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has decreased from $1.24 per unit in 2002 to $1.08 per unit in 2003. We expect that selling and marketing expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy”.

      General and administrative expenses decreased by $18.9 million from $69.1 million in 2002 to $50.2 million, and decreased as a percentage of net revenues from 33.2% in 2002 to 29.8% in 2003. The decrease in general and administrative expenses was primarily the result of a reduction in salaries and other related expenses, telephone administrative services, bad debt, and rent and professional service, due to several cost containment initiatives that focused on the back office centralization and rationalization related to the preparation for or implementation of our Plan. Also included in our 2003 general and administrative expenses was accelerated unearned compensation expenses of $715,000 related to outstanding restricted shares of series A preferred issued to an executive in 2002 which immediately vested upon the executive’s termination in February 2003. We expect that general and administrative expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy”.

      Restructuring related expenses of $5.7 million were included in the accompanying statements of operations for 2003. Such costs include severance related expenses incurred as a result of the cost reduction initiatives that were made to stabilize the company and to restructure our operations. Please refer to “Metrocall’s 2003 Business Strategy” for further details. Reorganization and related expenses of $12.6 million were included in the statement of operations for 2002. Such costs included legal, financial and investment banking services as well as severance related expenses and facility lease exit costs.

      Depreciation expense for infrastructure and subscriber equipment was $18.9 million in 2003. Depreciation expense incurred in 2003 is not comparable to amounts incurred in 2002 by the Predecessor Company.

      Amortization expense related to the amortization of intangible assets was $3.8 million in 2003. Amortization expense incurred in 2003 is not comparable to amounts incurred in 2002 by the Predecessor Company.

      Interest expense for 2003 was $5.9 million and was comprised of $0.5 million cash interest paid on the Senior Notes, $3.8 million related to the issuance and accretion of the PIK Notes and the balance for interest on other long-term liabilities. Interest expense for 2002 was $36.7 million and was primarily composed of interest on debt that was extinguished through our Plan.

Financial Condition and Liquidity

      Our ability to continue as a going concern is dependent upon several factors, including, but not limited to our ability to (i) generate sufficient cash flows to meet our obligations; (ii) continue to obtain uninterrupted supplies and services from our vendors; (iii) retain employees; and (iv) reduce operating expenses.

      Our liquidity position is influenced by the timing of accounts receivable collections and disbursements to vendors and employees. We invoice approximately 85% of our customers monthly in advance of providing our services and our days receivables outstanding averaged 45 days. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunication providers and facility and site landlords are made on a monthly basis. We have customary trade terms with most of our vendors.

     Sources and Uses of Funds

      Our principal sources of cash are net cash provided by operating activities and cash on hand. Our net cash flows from operating, investing and financing activities for the six months end June 30, 2002 and 2003 were as follows ($’s in thousands):

          Cash Flows

	Predecessor Company	/	Reorganized Company

	Six Months Ended		Six Months Ended
	June 30, 2002	/	June 30, 2003
		/
Net cash provided by operating activities	$28,806	/	$47,921

Net cash used in investing activities	$(19,398)	/	$(2,075)

Net cash used in financing activities	$(405)	/	$(82,163)

          Capital Expenditures

      Our capital expenditures for the six months ended June 30, 2003 decreased approximately $16.2 million to $3.2 million from the six months ended June 30, 2002. Capital expenditures for 2003 have consisted of $1.8 million for primarily traditional paging devices and $1.4 million for network and information technology infrastructure. We expect capital expenditures for the year ending December 31, 2003 will approximate $10.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement and will be funded through cash generated from operations.

          Total Debt

      At June 30, 2003 and December 31, 2002, total debt at face value consisted of (in thousands):

	December 31,	June 30,
	2002	2003	(Decrease)

Senior secured promissory notes (“Senior Notes”)	$60,000	$—	$(60,000)

12% Senior subordinated pay-in-kind notes (“PIK Notes”)	20,559	—	(20,559)

Capital leases and other debt	2,328	1,345	(983)

Total	$82,887	$1,345	$(81,542)

      Total debt balances at face value decreased $81.5 million or 98% in the six months ended June 30, 2003 from December 31, 2002 primarily as a result of the retirements of the Senior and PIK Notes. On May 12, 2003, we made the final repayment of $7.9 million of Senior Notes. Prior to that repayment, we had repaid principal amounts of $50.0 million during the three months ended March 31, 2003 and $2.1 million on April 7, 2003. The repayments were funded from cash generated from operating activities.

      For the period January 1, 2003 through May 12, 2003, we issued approximately $1.5 million of additional PIK Notes representing interest that had accrued on such notes during the period. Once the Senior Notes were retired, prospective interest amounts that accrued on the PIK Notes became due and payable in cash monthly in arrears. We repaid approximately $21.5 million aggregate principal amount of PIK Notes in two installments of $10.0 million and $11.5 million on May 30, 2003 and June 30, 2003, respectively. As of June 30, 2003, we had repaid all amounts outstanding under the PIK Notes.

          Series A Redeemable Preferred Stock

      At June 30, 2003, we had approximately 6.0 million shares of series A redeemable preferred stock (series A preferred) outstanding. The series A preferred had an initial liquidation preference of $10.0 per share and accrued dividends at 15% per annum compounded quarterly. Dividends on the series A preferred accrue (but will not become payable) and increase the initial liquidation preference until the first complete fiscal quarter after the Senior and PIK Notes are repaid in full. Thereafter, dividends shall accrue and become payable in cash. As of June 30, 2003, the liquidation preference (i.e. September 30, 2003) per share was approximately $11.13.

      After repayment of the Senior and PIK Notes, the series A preferred will be redeemed on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash over $10.0 million. Unrestricted cash is defined as cash on hand with Metrocall Holdings, Inc, Metrocall, Inc. and Metrocall USA, Inc. excluding (i) cash necessary to make distributions pursuant to the Plan of Reorganization (the Plan) or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by permitted liens.

      Mandatory redemptions will be made on a quarterly basis no later than 65 days following the end of a fiscal quarter. Pursuant to the series A preferred certificate of designation, we are required to redeem a minimum number of shares having an aggregate liquidation preference of $5.0 million preference amount and to provide holders between 30 and 60 days notice of redemption with each redemption. Metrocall also has the ability to redeem preferred shares at its option subject to the same minimum redemption amounts and notice requirements of a mandatory redemption.

          Cash and cash equivalents

      At June 30, 2003 and August 12, 2003, unrestricted cash and cash equivalents were approximately $11.2 million and $25.0 million, respectively. We believe that these balances plus cash expected to be generated from operations, will be sufficient to meet our financial obligations and to fund capital expenditure requirements.

Factors Affecting Future Operating Results

      There are various factors that could adversely affect our business, financial condition, prospects and results of operations. The principal factors that have not been described elsewhere in this Report, are described below.

      Traditional Paging Services — We continue to experience significant decreases in traditional paging subscribers. We believe that the demand for traditional paging services has decreased industry-wide over the past two years and will continue to decline for the foreseeable future. Because of the fixed costs necessitated to operate our paging infrastructure, subscription cancellations cannot be fully offset by expense reductions and therefore would adversely impact our cash flows. While we will make efforts to replace lost subscribers, the marketing and other expenses associated with adding subscriptions is high and could adversely affect our cash flow in the short-term if the replacement efforts are successful and in the longer term if they are not successful.

      Advanced Messaging Services — We also continue to experience decreases in the number of subscribers receiving advanced messaging services. We believe that the demand for such services will continue to be challenged by our continued focus of our financial resources away from the leasing of newly acquired advanced messaging products and due to technological developments of competitive wireless messaging products using communication protocols not presently accessible or available to Metrocall. Our ability to provide advanced messaging services is also dependent on the ability of our alliance partner, Weblink, to maintain operation of its network and on our success in replacing Motorola, Inc. as the device manufacturer of the Reflex25 device.

      The strategic alliance agreement between Metrocall and Weblink requires, among other things, Weblink to provide and maintain certain service levels in exchange for Metrocall paying for use on a per unit in service basis. This agreement also requires, that beginning in October 2004, Metrocall make certain payments to Weblink, totaling approximately $15.0 million payable ratably in installments over four quarters.

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

      The FCC and to a lesser extent state regulatory agencies regulate our paging and messaging operations. Those agencies might take actions, such as changing licensing requirements or the allocation of radio spectrum that would make it more difficult or costly for us to operate our business. For example, the FCC has adopted rules under which it will issue licenses through competitive bidding that would permit companies to offer other paging type services on a wide-area basis. We believe these rules may simplify our regulatory compliance burdens, particularly regarding adding or relocating transmitter sites; however, those rules may also increase our costs of obtaining paging licenses in the future. In addition, we cannot assure you that we will be able to comply with all changes implemented by the agencies regulating its business, such as changes in licensing or build-out requirements.

Future Industry Consolidation

      The company, from time to time, has received expressions of interest and/or engaged in preliminary discussion with other parties with a view toward further consolidation of the paging industry. In accordance with our Certificate of Incorporation, the Board of Directors has formed the required committee to consider any such matters as they may arise.

Dependence on Key Management Personnel — If Metrocall is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis and its business operations might be adversely affected.

      Our existing operations and our ability to achieve our goals to maximize free cash flows are dependent to a significant extent upon the efforts and abilities of certain key individuals, including our President and Chief Executive Officer, Vincent D. Kelly. Mr. Kelly has substantial expertise and experience in the paging and messaging industry, knows the intricacies of our business operations and is responsible for the development and implementation of our current business strategy. We have an employment contract with Mr. Kelly which includes a two year non-compete for a termination of employment for any reason. We do not carry “key man” life insurance on any senior executive. If we are unable to retain Mr. Kelly or lose his services, it is unlikely we could find someone to replace him that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if we could find a replacement, our business would be impaired from the disruption associated with changes in management.

Tax Benefits

      As of December 31, 2002, we had tax net operating losses of approximately $40.0 million. The net operating losses do not expire until years 2017 through 2023. In addition, we are entitled to deductions for depreciation and amortization with respect to certain of our assets. Our ability to use these tax attributes to offset future taxable income may be subject to certain limitations, or may be challenged by the Internal Revenue Service.

      In addition, if we experience a change in ownership, as defined in sections 382 and 383 of the Internal Revenue Code, after October 8, 2002, the Effective Date of bankruptcy reorganization plan, we would be unable to utilize any tax net operating losses that were available as of the date of the change in ownership, as well as certain future depreciation and amortization deductions, to offset the taxable income we generate subsequent to the change in ownership. Generally, a change in ownership will occur if a cumulative change in ownership of more than 50% occurs. The cumulative change in ownership is a measurement of the change in ownership of our preferred and common stock held by those stockholders owning 5% or more of combined value of such equity (“Five-Percent Shareholder”). In general, it will equal the aggregate of any increases in the percentage of combined value owned by each Five-Percent Shareholder over the lowest percentage of ownership by each of them during the three prior years, but not prior to October 8, 2002, the Effective Date of our plan.

      If the deductions associated with our tax attributes are insufficient to offset future taxable income, we would likely generate taxable income and would be required to make current income tax payments. Any such payments would reduce our cash available to redeem shares of series A preferred or cash available for general corporate purposes.

      Our certificate of incorporation contains provisions that requires our board of directors to approve of any transfers of preferred or common stock of a Five-Percent Shareholder or that would result in a person becoming a Five-Percent Shareholder. In July 2003, our board of directors informed each stockholder known to be a Five-Percent Shareholder, that the board of directors will not approve of any transfers of preferred or common stock by any holder owning 5% or more of the stock until at least January 1, 2004, excluding redemption of shares of series A preferred undertaken by Metrocall in 2003.

      In addition, we have a proposal currently before our stockholders that recommends that the certificate of incorporation be amended to change the Restriction Release Date (as defined in the certificate) from October 8, 2004 to January 1, 2004, reducing the duration of the restrictions on transfer. In connection with this reduction, the amendment permits the board of directors to extend the Restriction Release Date to a date determined by the board in its sole discretion, but in no event later than October 8, 2004. The amendment is intended to provide the board of directors with flexibility to permit transfers by Five-Percent Shareholders prior to the original Restriction Release Date without the need for board approval of each transfer.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not believe our debt securities or preferred stock are subject to significant market risk.

ITEM 4.     CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in the reports that we file with the SEC. There have been no changes in our internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Please refer to Note 7 of the interim condensed consolidated financial statements.

ITEM 2.     CHANGES IN SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At Metrocall’s Annual Meeting of Stockholders held on May 7, 2003, the following proposals were adopted by the vote specified below:

		WITHHELD/		BROKER
PROPOSAL	FOR	AGAINST	ABSTAIN	NONVOTES

Election of five directors:

1. Eugene I. Davis	4,374,684	6	—	None

2. Nicholas A. Gallopo	4,374,684	6	—	None

3. Vincent D. Kelly	4,374,684	6	—	None

4. David J. Leonard	4,374,684	6	—	None

5. Brian O’Reilly	4,374,684	6	—	None

Approval of 2003 Stock Option Plan	3,951,929	393,810	6	None

Amendment of the Certificate of Incorporation	3,970,567	—	375,177	None

Ratification of Ernst & Young LLP as independent public accountants	4,374,687	—	3	None

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Exhibit Description

31	Rule 13(a)-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

      (b) Reports on Form 8-K

      Form 8-K dated May 14, 2003 and filed June 2, 2003 reporting a press release regarding Metrocall’s retirement in full of obligations under its Senior Secured Notes.

      Form 8-K dated and filed June 2, 2003 reporting a press release regarding prepayment of $10.0 million on account of its $21.5 million aggregate principal amount outstanding 12% senior subordinated notes.

      Form 8-K dated and filed July 1, 2003 reporting a press release regarding prepayment and retirement of $11.5 million on account of its $11.5 million aggregate principal amount outstanding 12% senior subordinated notes.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	METROCALL HOLDINGS, INC.

By:	/s/ GEORGE Z. MORATIS _______________________________________ George Z. Moratis

Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31	Rule 13(a)-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications