Form 10-Q
period 2003-09-30
METROCALL HOLDINGS INC
filed 2003-11-14
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2)  Yes ☐  No ☒

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court.  Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 1, 2003

Common Stock, $.01 par value	4,961,160

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share information)

	December 31,	September 30,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,530	$13,716
Restricted cash	8,516	2,659
Accounts receivable, less allowance for doubtful accounts of $6,513 and $5,642 as of December 31, 2002 and September 30, 2003, respectively	24,280	17,345
Prepaid expenses and other current assets	9,795	8,282

Total current assets	90,121	42,002

PROPERTY AND EQUIPMENT:
Land, buildings and leasehold improvements	3,197	1,935
Furniture, office equipment and vehicles	21,297	22,631
Paging and plant equipment	58,650	53,213
Less — Accumulated depreciation and amortization	(10,927)	(28,590)

	72,217	49,189

INTANGIBLE ASSETS, net of accumulated amortization of approximately $1,948 and $5,940 as of December 31, 2002 and September 30, 2003, respectively	21,756	4,790
OTHER ASSETS	5,653	4,703

TOTAL ASSETS	$189,747	$100,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$58,949	$1,042
Accounts payable	8,429	6,769
Accrued expenses and other current liabilities	22,560	16,875
Deferred revenues and subscriber deposits	15,517	12,819

Total current liabilities	105,455	37,505

CAPITAL LEASE and other LONG-TERM DEBT, less current maturities	20,762	65
OTHER LONG-TERM LIABILITIES	13,693	13,394
SERIES A REDEEMABLE PREFERRED STOCK, 15% cumulative; par value $.01 per share; 8,500,000 shares authorized; 4,196,187 shares issued and outstanding as of September 30, 2003 with a liquidation preference of $46,777	—	39,110

Total liabilities	139,910	90,074

COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK, 15% cumulative; par value $.01 per share; 8,500,000 shares authorized; 5,992,572 shares issued and outstanding as of December 31, 2002 with a liquidation preference of $62,071	49,122	—
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; authorized 7,500,000 shares; 4,956,990 and 4,961,160 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively	9	9
Additional paid-in capital	—	138
Unearned compensation	(1,431)	(523)
Retained earnings	2,137	10,986

Total stockholders’ equity	715	10,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,747	$100,684

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share information)

	Predecessor	/	Reorganized	Predecessor	/	Reorganized
	Company	/	Company	Company	/	Company

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2002		2003	2002		2003
		/			/
REVENUES:		/			/
Service, rent and maintenance revenues	$92,395	/	$75,459	$294,003	/	$237,260
Product sales	6,833	/	4,155	23,777	/	12,528

Total revenues	99,228	/	79,614	317,780	/	249,788
Net book value of products sold	(3,675)	/	(1,212)	(14,176)	/	(3,143)

	95,553	/	78,402	303,604	/	246,645

OPERATING EXPENSES:		/			/
Service, rent and maintenance	28,676	/	20,877	88,835	/	67,681
Selling and marketing	12,778	/	9,174	50,064	/	31,182
General and administrative	31,659	/	21,970	100,744	/	72,156
Restructuring expenses	5,951	/	521	18,505	/	6,247
Depreciation and amortization	13,512	/	6,432	49,332	/	29,114

	92,576	/	58,974	307,480	/	206,380

Income/(loss) from operations	2,977	/	19,428	(3,876)	/	40,265
INTEREST EXPENSE	(2,659)	/	(805)	(39,364)	/	(6,703)
INTEREST EXPENSE — DIVIDENDS AND ACCRETION OF SERIES A PREFERRED	—	/	(6,413)	—	/	(6,413)
INTEREST AND OTHER INCOME (EXPENSE), NET	594	/	97	(1,036)	/	329

INCOME/(LOSS) BEFORE INCOME TAXES	912	/	12,307	(44,276)	/	27,478
INCOME TAX PROVISION	—	/	(6,725)	—	/	(12,537)

Net income (loss)	912	/	5,582	(44,276)	/	14,941
PREFERRED DIVIDENDS AND ACCRETION	—	/	—	(4,855)	/	(6,092)
REORGANIZATION ITEM — ACCRETION OF LIQUIDATION PREFERENCE	—	/	—	(4,715)	/	—

Income/(loss) attributable to common stockholders	$912	/	$5,582	$(53,846)	/	$8,849

BASIC INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.01	/	$1.13	$(0.60)	/	$1.78

DILUTED INCOME/(LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.01	/	$1.08	$(0.60)	/	$1.75

Basic weighted-average common shares outstanding	89,975,772	/	4,960,200	89,975,772	/	4,958,597

Diluted weighted-average common shares outstanding	89,975,772	/	5,161,502	89,975,772	/	5,054,987

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)
(In thousands, except share information.)

	Common Stock
			Additional
	Shares	Par	Paid-in	Unearned	Retained
	Outstanding	Value	Capital	Compensation	Earnings	Total

BALANCE, December 31, 2002	4,956,990	$9	$—	$(1,431)	$2,137	$715
Issuance of common stock	4,170	—	—	—	—	—
Compensation related to employee stock option grants	—	—	138	—	—	138
Amortization of unearned compensation	—	—	—	908	—	908
Preferred dividends and accretion	—	—	—	—	(6,092)	(6,092)
Net income	—	—	—	—	14,941	14,941

BALANCE, September 30, 2003	4,961,160	$9	$138	$(523)	$10,986	$10,610

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)
(In Thousands)

	Predecessor		Reorganized
	Company	/	Company
		/

	Nine Months Ended
	September 30,
	2002		2003
		/
CASH FLOWS FROM OPERATING ACTIVITIES:		/
Net income/(loss)	$(44,276)	/	$14,941
Adjustments to reconcile net income/(loss) to net cash provided by operating activities		/ /
Depreciation and amortization	49,332	/	29,114
Deferred income taxes	—	/	12,537
Amortization of unearned compensation	—	/	908
Equity in loss of affiliate	1,246	/	—
Amortization of debt financing costs and debt discount	1,095	/	—
Stock option compensation	—	/	138
Accretion on and issuance of PIK Notes	—	/	3,835
Accretion of series A preferred	—	/	6,413
Loss on sale of land held by partnership	—	/	399
Cash provided by changes in assets and liabilities:		/
Restricted cash	—	/	5,857
Accounts receivable	13,721	/	6,946
Prepaid expenses and other current assets	2,577	/	2,227
Accounts payable	11,961	/	(1,655)
Accrued interest	30,714	/	—
Accrued expenses and other liabilities	1	/	(2,375)
Deferred revenues and subscriber deposits	(12,263)	/	(2,698)

Net cash provided by operating activities	54,108	/	76,587

CASH FLOWS FROM INVESTING ACTIVITIES:		/
Capital expenditures, net	(23,918)	/	(5,914)
Other	(761)	/	436

Net cash used in investing activities	(24,679)	/	(5,478)

CASH FLOWS FROM FINANCING ACTIVITIES:		/
Repayment of long-term debt	(614)	/	(82,401)
Redemption of series A preferred	—	/	(20,000)
Dividends paid on series A preferred		/	(2,522)

Net cash used in financing activities	(614)	/	(104,923)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,815	/	(33,814)
CASH AND CASH EQUIVALENTS, beginning of period	24,135	/	47,530

CASH AND CASH EQUIVALENTS, end of period	$52,950	/	$13,716

Supplemental Disclosures of Cash Flow Information:		/
Cash payments for interest	$7,917	/	$798
Cash payments for income taxes	$—	/	$715
Supplemental disclosure of non-cash investing and financing items:		/
Accretion of preferred stock	$4,714	/	$5,277
Preferred stock dividends	$4,855	/	$4,703

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

1.     Organization and Chapter 11 Emergence

      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall Holdings, Inc. and our majority owned subsidiaries (collectively, the “Company” or “Metrocall”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, reorganization and restructuring expenses, certain accrued liabilities and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that our disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Metrocall’s 2002 Annual Report on Form 10-K.

Exit from Chapter 11 and Plan of Reorganization

      On October 8, 2002, (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (“Metrocall USA”), Advanced Nationwide Messaging Corporation Inc. (“ANMC”), MSI Inc. (“MSI”), McCaw RCC Communications, Inc. (“McCaw”), and Mobilfone Service, LP (“Mobilfone”), (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”). Metrocall, Inc. and its subsidiaries are referred to herein as the Predecessor Company for the three and nine-month periods ended September 30, 2002. The reorganized company, Metrocall Holdings, Inc., together with its licensing and operating subsidiaries are collectively referred to herein as the Reorganized Company for periods commencing after October 8, 2002.

Bankruptcy-Related Financial Reporting

      The consolidated financial statements of the Predecessor Company were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Metrocall prepared the consolidated financial statements on a going-concern basis of accounting. This basis of accounting contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Upon emergence from chapter 11, the Reorganized Company restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

2.     Significant Accounting Policies

Basis of Presentation

      In connection with its emergence from the chapter 11 proceedings, the Reorganized Company applied the provisions of SOP 90-7, which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code. As a

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of this application Metrocall’s financial results for the three and nine months ended September 30, 2003 are prepared on a different basis than the financial results for the three and nine months ended September 30, 2002. The Reorganized Company’s condensed consolidated financial statements are not comparable with those of the Predecessor Company’s.

      The accompanying condensed consolidated financial statements of the Reorganized Company include the accounts of Metrocall Holdings, Inc. and its wholly-owned subsidiaries Metrocall, Inc; Metrocall Ventures, Inc. (“Ventures”); and Metrocall USA, a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission and other intellectual property.

      The accompanying condensed consolidated financial statements of the Predecessor Company include the accounts of Metrocall, Inc. and its wholly owned operating subsidiaries ANMC, McCaw, Mobilfone, Ventures, and Metrocall USA.

Changes in Accounting for Redeemable Preferred Stock

      We have applied the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” to our financial statements for periods beginning after June 30, 2003. As a result, we have classified our series A preferred, which is a mandatory redeemable security, as a liability on our September 30, 2003 Balance Sheet. In addition, dividends and accretion of our series A preferred incurred after June 30, 2003 have been reflected as an element of interest expense and as a reduction to net income. Prior to the adoption of SFAS 150, we had reflected these items as a reduction to retained earnings and a reduction in the determination of income available to common stockholders. Please refer to Note 4.

Stock-Based Compensation

      We follow SFAS No. 123,“Accounting for Stock-Based Compensation”, which establishes a fair-value based method of accounting for stock-based compensation plans.

Income Taxes

      For purposes of determining our income tax provision, dividends and accretion of the series A preferred are excluded from the determination of taxable income and consequently our income tax provision as a percentage of income before income taxes has increased from those periods prior to our adoption of SFAS 150.

      On the Effective Date, we provided a full valuation allowance against all deferred tax assets, which included net operating loss carryforwards, due to the uncertainty of generating taxable income. During 2003, we have generated taxable income and realized some of these deferred tax benefits. As a result, we have reduced the valuation allowance and intangibles (as required by AICPA Statement of Position 90-7) by $6.7 million and $12.5 million in the three and nine months ended September 30, 2003, respectively. Future reversals of the valuation allowance established at the Effective Date will first reduce intangibles and subsequently be credited to paid in capital if no intangibles remain.

Reclassifications

      Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Long-Term Debt

      Long-term debt and capital lease obligations consisted of the following ($’s in thousands)

	December 31,	September 30,
	2002	2003

Senior Secured Promissory Note	$60,000	$—
Senior Subordinated PIK Promissory Notes	17,869	—
Capital lease obligations	—	951
Other	—	156

	79,711	1,107
Less — Current portion	58,949	1,042

Long-term portion	$20,762	$65

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

      Senior Subordinated PIK Promissory Notes (the “PIK Notes”). The PIK Notes issued by Metrocall Holdings, Inc. on the Effective Date of the Plan were guaranteed by Metrocall USA and Ventures. The notes accrued interest at a rate of 12% per annum due quarterly in arrears by issuance of additional PIK Notes until the Senior Note was fully repaid. Thereafter, interest was due and payable monthly in arrears in cash. The PIK Notes were scheduled to mature on December 31, 2004.

      The PIK Notes had a face amount of $20.0 million on their issuance date. We recorded the PIK Notes at their estimated fair value of approximately $17.0 million on the Effective Date representing a $3.0 million discount that was accreted to the initial face amount based on the effective interest method over the maturity period of the PIK Notes. For the period January 1, 2003 through May 12, 2003, we issued approximately $1.5 million of additional PIK Notes representing interest that had accrued on such notes during the period. Once the Senior Notes were retired, prospective interest amounts that accrued on the PIK Notes became due and payable monthly in arrears. We repaid approximately $21.5 million aggregate principal amount of PIK Notes in cash in two installments of $10.0 million and $11.5 million on May 30, 2003 and June 30, 2003, respectively. As of June 30, 2003, we had repaid all amounts outstanding under the PIK Notes and had satisfied and discharged this obligation in full.

4.     Preferred Stock

      Preferred Stock. At September 30, 2003, we had approximately 4.2 million shares of series A redeemable preferred stock (“series A preferred”) outstanding with a liquidation preference of approximately $11.13 per share and a total redemption preference of approximately $46.7 million. From their issuance date through June 30, 2003, dividends on the series A preferred accrued at 15% per annum compounded quarterly (but did not become payable) and increased the initial liquidation preference from $10.0 per share on their issuance date in October 2002 to $11.13 on June 30, 2003. Following the repayment of the Senior and PIK Notes on June 30, 2003, dividends that accrued subsequent to June 30, 2003 became payable in cash. On September 30, 2003, we paid approximately $0.4208 per share or in the aggregate $2.5 million for dividends that accrued on the series A preferred for the period July 1, 2003 through September 30, 2003.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      After repayment of the Senior and PIK Notes, the series A preferred became redeemable on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash over $10.0 million. Unrestricted cash is defined as cash on hand with Metrocall Holdings, Inc, Metrocall, Inc. and Metrocall USA, Inc. excluding (i) cash necessary to make distributions pursuant to the Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by permitted liens.

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

      On August 29, 2003, we provided notice of a pro-rata voluntary redemption of 1,797,103 shares at approximately $11.13 per share for an aggregate of $20.0 million. This voluntary redemption occurred on September 30, 2003.

      The Reorganized Company is accreting the series A preferred, which was recorded at its fair value of $46.4 million on October 7, 2002, to its initial liquidation value over its maturity period ending December 31, 2006. Included in the accompanying statements of operations for the three and nine months ended September 30, 2003 were accretion of $0.7 million and $2.1 million related to this discount. In addition, we also recorded additional accretion of $3.2 million associated with acceleration of the amortization of this discount for those shares of series A preferred that had been redeemed.

      Beginning July 1, 2003, we adopted the provisions of SFAS No. 150. Pursuant to SFAS No. 150, the series A preferred, due to its mandatory redemption provisions, has been classified as a liability on the accompanying balance sheet as of September 30, 2003. In addition, for periods subsequent to June 30, 2003, we recorded dividends and accretion on the series A preferred as a component of interest expense in the determination of net income for the period. Prior to July 1, 2003, dividends and accretion had been excluded from net income and reflected as a reduction to retained earnings and as a reduction in the determination of income available to common stockholders. Under the provisions of SFAS 150, no prior periods (periods ending prior to July 1, 2003) were re-classified to conform to the presentation stipulated by the Statement.

      As such, dividends and accretion on series A preferred for the three and nine months ended September 30, 2003 consisted of:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

Interest expense — dividends and accretion on series A preferred:
Dividends paid	$2,522	$2,522
Accretion	710	710
Accretion of unamortized discount of shares redeemed	3,181	3,181

	$6,413	$6,413

Preferred dividends and accretion:
Accrued dividends	—	$4,703
Accretion	—	1,389

	—	$6,092

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Common Stock

      On October 16, 2003, we implemented a 5-for-1 stock split effected through a stock dividend. Each holder of record of our common stock, as of October 6, 2003, received 4 additional shares of common stock as a dividend for each share held. The dividend was declared by our board of directors on September 25, 2003 following shareholders’ approval of an increase in the number of shares of authorized common stock to 7.5 million on September 24, 2003. Common stock share information and the computation of basic and diluted earnings per share have been adjusted retroactively for all periods presented for the Reorganized Company.

6.     Employee Stock Option Plan

      In May 2003, our board of directors authorized and our stockholders approved, the 2003 Stock Option Plan. On May 7, 2003, we granted nonqualified options for the purchase of up to 350,000 shares of common stock to certain members of senior management at an exercise price of $0.57 per share (after giving effect to the stock split on October 16, 2003). The options vest over a 24-month period with half of the common stock available for issuance on May 5, 2004 and May 4, 2005, respectively. The options expire ten years after the date of the grant. On September 25, 2003, the board of directors approved grants of 10,000 options to each non-employee member of the board of directors. The additional 60,000 options were granted at an exercise price of $0.57 (after giving effect to the stock split on October 16, 2003) and shall only become vested and exercisable if the board member is re-elected as a director of Metrocall upon the expiration of his applicable current term as a director (either at the 2004 annual meeting of stockholders for four of the non-employee directors, or at the 2005 annual meeting of stockholders for two of the non-employee directors). We have accounted for these grants using the method of accounting prescribed by SFAS No. 123, “Accounting for Stock Compensation” and recognize stock-based compensation expense for the grant equaling its fair value over the vesting period of each option grant.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these amounts, we assumed risk-free interest rates for the 350,000 and 60,000 shares of 1.37% and 1.47%, respectively, an expected life and vesting periods as noted above, an expected dividend yield of zero and an expected volatility of 62.12% and 60.61%, respectively. The weighted average fair value (computed consistent with SFAS No. 123) of options granted in May and September was $1.48 and $28.84, respectively. The total expense for the option grants over the total vesting period will be approximately $2,247,000. We have included stock-based compensation expense of approximately $80,000 and $138,000 within our general and administrative expenses for the three and nine months ended September 30, 2003 with a corresponding credit to additional paid-in capital.

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Predecessor	/	Reorganized	Predecessor	/	Reorganized
	Company	/	Company	Company	/	Company

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2002		2003	2002		2003
		/			/
Income (loss) attributable to common stockholders, as reported	$912	/	$5,582	$(53,846)	/	$8,849
Numerator for basic and diluted earnings per common share	$912	/	$5,582	$(53,846)	/	$8,849
Denominator:
Denominator for basic earnings per share	89,975,772	/	4,960,200	89,975,772	/	4,958,597
Effect of dilutive securities: Employee stock options	—	/	201,302	—	/	96,390

Denominator for diluted earnings per share — adjusted weighted shares	—	/	5,161,502	—	/	5,054,987
Basic earnings per common share	$0.01	/	$1.13	$(0.60)	/	$1.78
Diluted earnings per common share	$0.01	/	$1.08	$(0.60)	/	$1.75

7.     2003 Restructuring

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

      In connection with the regional consolidation, we are centralizing our field customer service and inventory fulfillment functions into one or two main locations within each region. This process should enable us to more cost-effectively provide customer service, data entry and inventory fulfillment and permit us to reduce our

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three months ended September 30, 2003, we continued to refine our operating structure to better match our present business strategy and the demand for our communication services. During the quarter, our workforce was reduced by 85 positions comprised mainly of sales and marketing positions and general and administrative positions. In connection with these reductions in personnel, we incurred approximately $0.5 million in severance expenses.

      As a result of the aforementioned cost reduction plan that occurred during the first six months of 2003 and the additional initiatives undertaken in the three months ended September 30, 2003, we have reduced our workforce by a total of 381 positions through September 30, 2003. Severance and related expenses of approximately $6.2 million have been recognized during the nine months ended September 30, 2003 all of which were paid by September 30, 2003 including $0.5 million paid during the three months ended September 30, 2003.

8.     Commitments and Contingencies

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

Forward-looking Statements

      This Report on Form 10-Q includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

•	Our ability to implement our business strategies

•	The reliance of our current business model on a continued revenue stream from advanced messaging which is otherwise subject to certain risks;

•	The impact of competition from other narrow-band businesses and emerging competition from broadband messaging services as well as ongoing and future technological developments which may render our products less attractive;

•	Satellite transmission failures;

•	Loss of subscribers and subscriber turnover;

•	Litigation;

•	Regulatory changes; and dependence on key management personnel.

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

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Through our one-way nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas. We currently provide messaging services to approximately 3.0 million subscribers, including 0.2 million advanced messaging subscribers. As of September 30, 2003, we were the second largest messaging (paging) company in the United States based on the number of subscribers.

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

METROCALL HOLDINGS, INC.

operations. Our financial reorganization under chapter 11 of the U.S. Bankruptcy Code concluded with our emergence on October 8, 2002 and by June 30, 2003, we had repaid all of our bank debt issued under our Plan.

      Through the first nine months of 2003, the paging industry continued to experience declines in revenues and subscriber units in service. In 2002, our net revenues (total revenues less the net book value of products sold) decreased approximately $85.0 million from 2001 and decreased approximately $3.4 million in the three months ended September 30, 2003 compared to the three months ended June 30, 2003. The declines in revenues we have experienced over these periods have been lower than the reduction in revenues reported by the largest nationwide paging company. In 2002, our service, rent and maintenance; selling and marketing; and general and administrative expenses decreased approximately $84.0 million from 2001 and decreased approximately $4.8 million in the three months ended September 30, 2003 compared to the three months ended June 30, 2003. Although we have made significant strides in reducing these operating expenses, there can be no assurance that future declines in revenues will be matched with a commensurate reduction in these operating expenses. While we are focusing our sales and distribution efforts to mitigate the level of revenue loss, continued declines could potentially significantly reduce cash flows generated by operating activities in future periods.

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

      We believe that maintaining sufficient levels of customer service continues to be a key factor in mitigating potential subscriber churn. Our customer service representatives assist subscribers in managing their account activity including the movement, exchange and upgrades of paging devices within an account. In addition, they address customer inquiries from existing or potential customers. As such, we provide customer service at both a field and national level to address the demands and expectations of different sizes and types of customers within our direct subscriber base.

      Resale of complementary communications products and services. We believe that product and technology competition result in increased traditional paging deactivations. As a complement and an alternative to traditional paging we continue to offer advanced messaging services through alliances with Weblink Wireless, Inc. (“Weblink”), and other carriers and to sell cellular and PCS phones and data products to subscribers that require wireless messaging beyond the capabilities of traditional paging. We sell cellular and PCS phone services through commission or residual-based alliance and dealer agreements with several carriers including AT&T Wireless, Inc. and Nextel, Inc. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services without our customers having to look outside of Metrocall when they could be subject to pressures to drop our traditional services in lieu of other forms of communication.

METROCALL HOLDINGS, INC.

      We offer advanced messaging services using a narrowband PCS platform primarily through the Weblink alliance. For the twelve months ended December 31, 2002 and the nine months ended September 30, 2003, we generated revenues of approximately $59.8 million and $41.2 million, respectively from these services. As of September 30, 2003, approximately 181,000 subscribers received these services. We intend to continue this service offering although we expect the subscriber demand for this service to decline from 2002 levels. Similar to traditional paging, our sales and marketing efforts for the advanced messaging products will be targeted at business, medical and government customers. Presently there are several foreign manufacturers developing advanced messaging devices that utilize the ReFLEX™ protocol, which may be available in late 2003. We currently sell or lease advanced messaging devices to our subscribers from existing quantities of on-hand two-way equipment. This is possible due to purchases made from Motorola, Inc. prior to their exit from the pager manufacturing business in 2002. We believe that based on recent demand we have a sufficient supply of advanced messaging devices through early 2004. Our advanced messaging results could be affected in future periods if there is delay in bringing new products to market or if their cost is prohibitive.

      Cost Containment and Reduction — Our 2002 Plan of Reorganization was predicated on a refinement of our operating structure that would reduce the amount of costs required to operate our business. During 2002, we took several steps to reduce our operating costs and capital expenditures. In 2003, our operating expenses have and are expected to further decline as a result of the implementation of several initiatives that further reduce our management hierarchy and realign our sales management and support functions into a much more streamlined organization focusing primarily on business and government customers.

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

      Such containment and reduction initiatives have or are expected to include:

      Reorganization of corporate management — Between February and March 2003, we eliminated several senior or corporate management positions representing 25% of all such positions. Many of the reductions were taken in connection with the events described below. Such reductions are possible because the size of our Company in terms of employees, subscribers and revenues no longer requires a management structure that was designed to support a growth-oriented company.

      Reorganization of sales distribution — In February 2003, we consolidated the number of field sales regions under the leadership of regional vice presidents from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and Northwest regions. The reduction of operating regions has enabled us to further reduce general and administrative expenses associated with our field operations as each operating region had separate administrative support staff, which now have been combined. In addition, we expect to continue to consolidate certain of our under-performing offices and markets into more established markets to increase operating margins in those markets throughout 2003.

      In February 2003, we also consolidated our corporate sales initiatives under the leadership of one senior vice president and consolidated the non-core database marketing sales group into our national call center. The database-marketing group primarily targeted consumer subscribers which are outside of our core business focus. As a result of this consolidation, we have eliminated several corporate sales and marketing positions.

      Centralization of national call centers and inventory fulfillment — In March 2003, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These

METROCALL HOLDINGS, INC.

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

      Other initiatives — During the three months ended September 30, 2003, we continued to refine our operating structure to better match our present business strategy and the demand for our communication services. During the quarter, our workforce was reduced by 85 positions comprised mainly of selling and marketing positions and general and administrative positions. In connection with these reductions in personnel, we incurred approximately $0.5 million in severance expenses.

      As a result of the aforementioned cost reduction plan that occurred during the first six months of 2003 and the additional initiatives undertaken in the three months ended September 30, 2003, we have reduced our workforce by a total of 381 positions through September 30, 2003. Estimated annualized compensation expense savings of approximately $18.0 million have been achieved by implementing these reductions. Severance and related expenses of approximately $6.2 million have been recognized during the nine months ended September 30, 2003 all of which were paid by September 30, 2003 including $0.5 million paid during the three months ended September 30, 2003.

      We expect to identify further areas of cost savings and efficiencies as we progress through the remainder of 2003. Similar to the above events, we believe that additional cost reduction opportunities are available as the size of our customer base no longer warrants the continuation of such expenditures. We continue to review our technical infrastructure costs; inventory fulfillment and customer service provisioning; selling and marketing and general and administration functions for such savings. We can provide no assurances that the amount of cost reductions recognized in our business will continue at the same level as that experienced in 2002 or during the nine months ended September 30, 2003.

Results of Operations

      The definitions below will be helpful in understanding the discussion of Metrocall’s results of operations.

•	Service, rent and maintenance revenues: include primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not generally dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement. Service, rent and maintenance revenues also include revenues derived from cellular and long-distance services.

•	Net revenues: include service, rent and maintenance revenues and sales of customer owned and maintained pagers (product sales) less net book value of products sold.

•	Monthly average revenue per unit (ARPU): includes all monthly service, rent and maintenance revenues from traditional and advanced messaging services, divided by the average number of subscribers receiving such services (units in service) for the period, which is calculated by adding the beginning subscribers for the period to the number of subscribers at the end of the period and dividing that number by the number of months in the period.

•	Service, rent and maintenance expenses: include costs related to the management, operation and maintenance of our network systems and customer service support centers.

METROCALL HOLDINGS, INC.

•	Selling and marketing expenses: include salaries, commissions and administrative costs for our sales force and related marketing and advertising expenses.

•	General and administrative expenses: include executive management, accounting, bad debt expenses, office telephone, repairs and maintenance, management information systems and employee benefits.

      For financial statement purposes, our results of operations and cash flows for 2002 have been separated as pre-and post- October 8, 2002 due to a change in basis of accounting in the underlying assets and liabilities. (Please refer to Note 2 to the notes to the consolidated financial statements for the fiscal year ended December 31, 2002 and Note 2 here-in). For purposes of the following discussion, we refer to our results prior to October 8, 2002 as results for our Predecessor Company and we refer to results of October 8, 2002 and after as results for the Reorganized Company. For the reasons described in Note 2 to the notes to the consolidated financial statements in our December 31, 2002 Annual Report on Form 10-K and Note 2 here-in, the Predecessor Company and Reorganized Company financial statements are not comparable. The following results are particularly of interest:

•	Reorganization expenses of $6.0 and $18.5 million recognized by the Predecessor Company in the three and nine months ended September 30, 2002 related to legal, financial and investment banking services related to our chapter 11 proceedings as well as severance related expenses and facility lease exit costs related to restructuring efforts;

•	The cessation of recording contractual interest of $27.3 million by the Predecessor Company while we were in bankruptcy from June 3, 2002 to September 30, 2002.

DISCUSSIONS OF THE SELECTED RESULTS OF OPERATIONS DATA FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

      The following table sets forth the amounts of revenues, expenses and the percentages of net revenues represented by certain items in Metrocall’s Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended September 30, 2002 and 2003 (all dollars in thousands):

	Predecessor Company		/	Reorganized Company

	Three Months Ended		/	Three Months Ended
	September 30, 2002		/	September 30, 2003

		% of			% of
		Revenues	/		Revenues
			/

Revenues			/
Service, rent and maintenance	$92,395	96.6%	/	$75,459	96.2%
Product sales	6,833	7.2%	/	4,155	5.3%

Total revenues	99,228	103.8%	/	79,614	101.5%
Net book value of products sold	(3,675)	-3.8%	/	(1,212)	-1.5%

	95,553	100.0%	/	78,402	100.0%

Operating Expenses			/
Service, rent and maintenance	28,676	30.0%	/	20,877	26.6%
Selling and marketing	12,778	13.4%	/	9,174	11.7%
General and administrative	31,659	33.1%	/	21,970	28.0%
Reorganization	5,951	6.2%	/	521	0.7%
Depreciation and amortization	13,512	14.1%	/	6,432	8.2%

Total operating expenses	92,576	96.8%	/	58,974	75.2%

Income from operations	2,977	3.2%	/	19,428	24.8%
Interest expense	(2,659)	-2.8%	/	(805)	-1.0%
Interest expense — dividends and accretion series A preferred	—	—	/	(6,413)	-8.2%
Interest and other income/(expense), net	594	0.6%	/	97	0.1%

Income before income tax provision	912	1.0%	/	12,307	15.7%
Income tax provision	—	—	/	(6,725)	-8.6%

Income available to common stockholders	$912	1.0%	/	$5,582	7.1%

Revenues

      Consolidated service, rent and maintenance revenues decreased to $75.5 million for the three months ended September 30, 2003 (“2003”), from $92.4 million for the three months ended September 30, 2002 (“2002”), as the number of units in service decreased from approximately 4.1 million at September 30, 2002 to 3.0 million at September 30, 2003. Product sales revenues decreased to $4.2 million for 2003 from $6.8 million for 2002. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

			/
	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2003
			/
			/
		% of			% of
		Revenues			Revenues
			/
Traditional Paging Revenues			/
Service, rent and maintenance	$77,667	96.5%	/	$61,760	95.8%
Product sales	4,142	5.1%	/	3,469	5.4%

Total revenues	81,809	101.6%	/	65,229	101.2%
Net book value of products sold	(1,317)	-1.6%	/	(745)	-1.2%

Net revenues	$80,492	100.0%	/	$64,484	100.0%

ARPU	$6.27		/	$7.06
Ending subscribers in service	3,858,324		/	2,832,022

      Traditional paging service, rent and maintenance revenues decreased approximately $16.0 million from $77.7 million for 2002 to $61.7 million for 2003. Over the past several months, traditional units in service have decreased in both the direct and indirect distribution channels. From September 30, 2002, direct distribution channel subscribers have decreased by 297,410 units. The decrease in revenues and units in service in our direct distribution channels was primarily the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; technological alternatives. From September 30, 2002, indirect distribution subscribers, mainly in Metrocall’s reseller and strategic alliance channels, have decreased by 728,892 units. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our desire to increase the ARPU in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base in mainly our indirect channels, ARPU for 2003 increased by $0.79 to $7.06 from 2002.

      We expect that revenues generated from our traditional paging operations will continue to decrease during the remainder of fiscal year 2003. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers and industry compression on pricing. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of revenue erosion.

      Product sales from traditional operations decreased approximately $0.6 million from $4.1 million in 2002 to $3.5 million in 2003 and increased as a percentage of net revenues from 5.1% in 2002 to 5.4% in 2003. Net book value of products sold decreased approximately $0.6 million from $1.3 million in 2002 to $0.7 million in 2003 and decreased as a percentage of net revenues from 1.6% in 2002 to 1.2% in 2003. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in fiscal year 2003.

			/
	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2003
			/
			/
		% of			% of
		Revenues			Revenues
			/
Advanced Messaging Revenues			/
Service, rent and maintenance	$14,728	97.7%	/	$13,699	98.5%
Product sales	2,691	17.9%	/	686	4.9%

Total revenues	17,419	115.6%	/	14,385	103.4%
Net book value of products sold	(2,358)	-15.6%	/	(467)	-3.4%

Net revenues	$15,061	100.0%	/	$13,918	100.0%

ARPU	$22.65		/	$24.63
Ending subscribers in service	213,223		/	181,404

      Advanced messaging service, rent and maintenance revenues decreased $1.0 million to approximately $13.7 million in 2003. The decrease in service, rent and maintenance revenues was the result of a decrease in the average number of subscribers in service in 2003. ARPU for 2003 increased $1.98 to $24.63 from $22.65 in 2002.

      Product sales from advanced messaging operations decreased approximately $2.0 million to $0.7 million in 2003. Net book value of products sold decreased $1.9 million to approximately $0.5 million in 2003. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, product sales revenues and related costs are deferred and recognized over the expected customer life.

Operating Expenses

      Service, rent and maintenance expenses decreased approximately $7.8 million from $28.7 million in 2002 to $20.9 million in 2003 and decreased as a percentage of net revenues from 30.0% in 2002 to 26.6% in 2003. Monthly service, rent and maintenance expense per unit increased from $2.23 per unit in 2002 to $2.29 per unit in 2003. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, compensation, dispatching and pager repair costs. The cost reductions mentioned were due to rationalization and re-negotiation of dispatching and subscriber line costs, lower compensation expenses from a smaller workforce and other cost cutting initiatives undertaken during fiscal year 2002 in connection with our plan of reorganization and with the cost containment and reduction initiatives described under “Metrocall’s 2003 Business Strategy.” We expect that service, rent and maintenance expenses will decrease on a full-year’s basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy.”

      Selling and marketing expenses decreased approximately $3.6 million from $12.8 million in 2002 to $9.2 million in 2003 and decreased as a percentage of net revenues from 13.4% in 2002 to 11.7% in 2003. The overall expense decrease was primarily the result of reductions in compensation and commissions as a result of a smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has increased from $0.99 per unit in 2002 to $1.01 per unit in 2003. We expect that selling and marketing expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy.”

      General and administrative expenses decreased by $9.6 million from $31.6 million in 2002 to $22.0 million, and decreased as a percentage of net revenues from 33.1% in 2002 to 28.0% in 2003. The decrease in general and administrative expenses was primarily the result of a reduction in compensation and other related expenses, telephone administrative services, rent, and professional services due to several cost containment initiatives that focused on the back office centralization and rationalization undertaken in 2002 along with the cost containment and reduction initiatives described under “Metrocall’s 2003 Business Strategy.” Monthly general and administrative expense per unit has decreased from $2.46 in 2002 to $2.41 in 2003. We expect that general and administrative expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy.”

      For 2002, restructuring and related expenses of $6.0 million were included in the statement of operations. Such costs included legal, financial and investment banking services related to our chapter 11 proceedings as well as severance related expenses and facility lease exit costs related to restructuring activities.

      Depreciation and amortization expenses consisted primarily of depreciation of infrastructure and subscriber equipment of $6.9 million in 2003. Depreciation and amortization expense incurred in 2003 is not comparable to amounts incurred in 2002 by the Predecessor Company.

      Interest expense for 2003 was $0.8 million and was comprised of interest and accretion expenses of other long-term liabilities. Interest expense for 2002 was $2.6 million and was primarily composed of interest on debt that was extinguished through our Plan.

      Interest expense — dividends and accretion of series A preferred — consisted of dividends paid on September 30, 2003 of $2.5 million and accretion relating to the amortization of the discount on the series A preferred of $3.9 million for the three months ended September 30, 2003 pursuant to the provisions of SFAS No. 150. For fiscal year 2002 and through June 30, 2003, the Reorganized Company had previously recognized dividend and accretion of the series A preferred as a reduction to net income in the computation of income available to common stockholders.

      Income tax provision — We recorded an income tax provision of $6.7 million during the three months ended September 30, 2003 as we generated taxable income during that period. Because of our ability to utilize prior net operating loss carryforwards, we do not expect to pay a substantial portion of these amounts. For the three months ended September 30, 2002, an income tax provision was not recorded as we had no taxable income. For purposes of determining the provision, interest expense related to the series A preferred accretion and dividends was excluded from our taxable income computation, which had the impact of increasing our effective income tax rate as a percentage of net income before income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

      The following table sets forth the amounts of revenues, expenses and the percentages of net revenues represented by certain items in Metrocall’s Interim Condensed Consolidated Statements of Operations and certain other information for the nine month periods ended September 30, 2002 and 2003 (all dollars in thousands):

	Predecessor Company			Reorganized Company

			/
	Nine Months Ended		/	Nine Months Ended
	September 30, 2002		/	September 30, 2003
			/
		% of	/		% of
		Revenues	/		Revenues
			/
Revenues			/
Service, rent and maintenance	$294,003	96.9%	/	$237,260	96.2%
Product sales	23,777	7.8%	/	12,528	5.1%

Total revenues	317,780	104.7%	/	249,788	101.3%
Net book value of products sold	(14,176)	-4.7%	/	(3,143)	-1.3%

	303,604	100.0%	/	246,645	100.0%

Operating Expenses			/
Service, rent and maintenance	88,835	29.3%	/	67,681	27.4%
Selling and marketing	50,064	16.5%	/	31,182	12.6%
General and administrative	100,744	33.2%	/	72,156	29.3%
Reorganization	18,505	6.1%	/	6,247	2.5%
Depreciation and amortization	49,332	16.2%	/	29,114	11.8%

Total operating expenses	307,480	101.3%	/	206,380	83.6%

Income/(loss) from operations	(3,876)	-1.3%	/	40,265	16.4%
Interest expense	(39,364)	-13.0%	/	(6,703)	-2.7%
Interest expense — dividends and accretion series A preferred	—	—	/	(6,413)	-2.6%
Interest and other income/(expense), net	(1,036)	-0.3%	/	329	0.1%

Income/(loss) before income tax provision	(44,276)	-14.6%	/	27,478	11.1%
Income tax provision	—	—	/	(12,537)	-5.1%

Net income/(loss)	(44,276)	-14.6%	/	14,941	6.1%

Preferred dividends and accretion	(4,855)	-1.6%	/	(6,092)	-2.5%
Reorganization item — accretion of liquidation preference	(4,715)	-1.6%	/	—	—

Income/(loss) attributable to common stockholders	$(53,846)	-17.8%	/	$8,849	3.6%

Revenues

      Consolidated service, rent and maintenance revenues decreased to $237.3 million for the nine months ended September 30, 2003 (“2003”), from $294.0 million for the nine months ended September 30, 2002 (“2002”), as the number of units in service decreased from approximately 4.1 million at September 30, 2002 to 3.0 million at September 30, 2003. Product sales revenues decreased to $12.5 million for 2003 from $23.8 million for 2002. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

	Nine Months Ended			Nine Months Ended
	September 30, 2002		/	September 30, 2003
			/
		% of	/		% of
		Revenues	/		Revenues
			/
Traditional Paging Revenues			/
Service, rent and maintenance	$249,753	96.4%	/	$196,450	95.6%
Product sales	15,537	6.0%	/	11,027	5.4%

Total revenues	265,290	102.4%	/	207,477	101.0%
Net book value of products sold	(6,233)	-2.4%	/	(1,996)	-1.0%

Net revenues	$259,057	100.0%	/	$205,481	100.0%

ARPU	$6.27		/	$6.89
Ending subscribers in service	3,858,324		/	2,832,022

      Traditional paging service, rent and maintenance revenues decreased approximately $53.3 million from $249.8 million for 2002 to $196.5 million for 2003. Over the past several months, traditional units in service have decreased in both the direct and indirect distribution channels. From September 30, 2002, direct distribution channel subscribers have decreased by 297,410 units. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; technological alternatives; and the conversion of subscribers to our advanced messaging services. From September 30, 2002, indirect distribution subscribers, mainly in Metrocall’s reseller and strategic alliance channels, have decreased by 728,892 units. The decrease in the number of indirect subscribers was mainly the result of a decrease in demand for traditional paging products in the reseller channel and our desire to increase the ARPU in this relatively low ARPU distribution channel. As a result of the decrease in the traditional subscriber base, and mainly indirect channels, ARPU for 2003 increased by $0.62 to $6.89 from 2002.

      We expect that revenues generated from our traditional paging operations will continue to decrease during the remainder of fiscal year 2003. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers and industry compression on pricing. Although a concerted customer retention program has been implemented, we cannot guarantee that we will be able to slow the rate of revenue erosion.

      Product sales from traditional paging decreased approximately $4.5 million from $15.5 million in 2002 to $11.0 million in 2003 and decreased as a percentage of net revenues from 6.0% in 2002 to 5.4% in 2003. Net book value of products sold decreased approximately $4.2 million from $6.2 million in 2002 to $2.0 million in 2003 and decreased as a percentage of net revenues from 2.4% in 2002 to 1.0% in 2003. Fluctuations in traditional product sales and net book value of products sold were the result of a reduction in the number of subscriber units sold through direct distribution channels in fiscal year 2003.

	Nine Months Ended			Nine Months Ended
	September 30, 2002		/	September 30, 2003
			/
		% of	/		% of
		Revenues	/		Revenues
			/
Advanced Messaging Revenues			/
Service, rent and maintenance	$44,250	99.3%	/	$40,810	99.1%
Product sales	8,240	18.5%	/	1,501	3.6%

Total revenues	52,490	117.8%	/	42,311	102.7%
Net book value of products sold	(7,943)	-17.8%	/	(1,147)	-2.7%

Net revenues	$44,547	100.0%	/	$41,164	100.0%

ARPU	$22.65		/	$23.42
Ending subscribers in service	213,223		/	181,404

      Advanced messaging service, rent and maintenance revenues decreased $3.4 million to approximately $40.8 million in 2003. The decrease in service, rent and maintenance revenues was the result of a decrease in the average number of subscribers in service in 2003. ARPU for 2003 increased by $0.77 to $23.42 from $22.65 in 2002.

      Product sales from advanced messaging operations decreased approximately $6.7 million to $1.5 million in 2003. Net book value of products sold decreased $6.8 million to approximately $1.1 million in 2003. Metrocall bundles the sale of two-way messaging equipment with the related service and recognizes revenue and related cost of sales over the expected life of the customer relationship. Accordingly, the majority of product sales revenues and related costs are deferred and recognized over the expected customer life.

Operating Expenses

      Service, rent and maintenance expenses decreased approximately $21.1 million from $88.8 million in 2002 to $67.7 million in 2003 and decreased as a percentage of net revenues from 29.3% in 2002 to 27.4% in 2003. Monthly service, rent and maintenance expense per unit increased from $2.09 per unit in 2002 to $2.29 per unit in 2003. Service, rent and maintenance expenses have decreased primarily as a result of a decrease in subscriber line costs, rent, salaries, dispatching and pager repair costs. The cost reductions mentioned are due to rationalization and re-negotiation of dispatching and subscriber line costs, lower compensation expenses from a smaller workforce and other cost cutting initiatives undertaken during 2002 in connection with our plan of reorganization along with the cost containment and reduction initiatives described under “Metrocall 2003 Business Strategy.” We expect that service, rent and maintenance expenses will decrease on a full-year’s basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy.”

      Selling and marketing expenses decreased approximately $18.9 million from $50.1 million in 2002 to $31.2 million in 2003 and decreased as a percentage of net revenues from 16.5% in 2002 to 12.6% in 2003. The overall expense decrease was primarily the result of reductions in salaries and commissions as a result of a slightly smaller sales and marketing force, and a reduction in print and media advertising. Monthly selling and marketing expense per unit has decreased from $1.18 per unit in 2002 to $1.05 per unit in 2003. We expect that selling and marketing expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy.”

      General and administrative expenses decreased by $28.5 million from $100.7 million in 2002 to $72.2 million, and decreased as a percentage of net revenues from 33.2% in 2002 to 29.3% in 2003. The decrease in general and administrative expenses was primarily the result of a reduction in salaries and other related expenses, telephone administrative services, bad debt, and rent and professional service, due to several cost containment initiatives that focused on the back office centralization and rationalization related to the preparation for or implementation of our Plan along with the cost containment and reduction initiatives described under “Metrocall 2003 Business Strategy.” Also included in our 2003 general and administrative expenses was accelerated unearned compensation expenses of $715,000 related to outstanding restricted shares of series A preferred issued to an executive in 2002 which immediately vested upon the executive’s termination in February 2003. Monthly general and administrative expense has increased from $2.37 per unit in 2002 to $2.44 per unit in 2003. We expect that general and administrative expenses will decrease on a full-year basis throughout 2003 as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy.”

      Restructuring related expenses of $6.2 million were included in the accompanying statements of operations for 2003. Such costs include severance related expenses incurred as a result of the cost reduction initiatives described under “Metrocall’s 2003 Business Strategy” for further details. Reorganization and related expenses of $18.5 million were included in the statement of operations for 2002. Such costs included legal, financial and investment banking services as well as severance related expenses and facility lease exit costs.

      Depreciation and amortization expenses consisted of depreciation for infrastructure and subscriber equipment of $25.8 million and the amortization of intangible assets of $3.4 million in 2003. Depreciation and amortization expenses incurred in 2003 are not comparable to amounts incurred in 2002 by the Predecessor Company.

      Interest expense for 2003 was $6.7 million and was comprised of $0.5 million cash interest paid on the Senior Notes, $3.8 million related to the issuance and accretion of the PIK Notes, and the remaining balance for interest on other long-term liabilities. Interest expense for 2002 was $39.4 million and was primarily composed of interest on debt that was extinguished through our Plan.

      Interest expense — dividends and accretion of series A preferred — consisted of dividends paid on September 30, 2003 of $2.5 million and accretion relating to the amortization of the discount on the series A preferred of $3.9 million for the three months ended September 30, 2003 pursuant to the provisions of SFAS No. 150. For fiscal year 2002 and through June 30, 2003, the Reorganized Company had previously recognized dividend and accretion of the series A preferred as a reduction to net income in the computation of income available to common stockholders.

      Income tax provision — We recorded an income tax provision of $12.5 million during the nine months ended September 30, 2003 as we generated taxable income during that period. Because of our ability to utilize prior net operating loss carryforwards, we do not expect to pay a substantial portion of these amounts. For the nine months ended September 30, 2002, an income tax provision was not recorded as we had no taxable income. For purposes of determining the provision, interest expense related to the series A preferred accretion and dividends was excluded from our taxable income computation, which had the impact of increasing our effective income tax rate as a percentage of net income before income taxes.

Financial Condition and Liquidity

      Our ability to continue as a going concern is dependent upon several factors, including, but not limited to our ability to (i) generate sufficient cash flows to meet our obligations; (ii) continue to obtain uninterrupted supplies and services from our vendors; (iii) retain employees; and (iv) reduce operating expenses.

      Our liquidity position is influenced by the timing of accounts receivable collections and disbursements to vendors and employees. We invoice approximately 85% of our customers monthly in advance of providing our services and our days receivables outstanding averaged approximately 45 days. Employee salaries are paid on a bi-weekly basis and commission payments are paid monthly in arrears. Payments to telecommunication providers and facility and site landlords are made on a monthly basis. We have customary trade terms with most of our vendors.

     Sources and Uses of Funds

      Our principal sources of cash are net cash provided by operating activities and cash on hand. Our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2002 and 2003 were as follows ($’s in thousands):

          Cash Flows

	Predecessor Company	/	Reorganized Company
		/
Net cash provided by operating activities	$54,108	/	$76,587
Net cash used in investing activities	$(24,679)	/	$(5,478)
Net cash used in financing activities	$(614)	/	$(104,923)

          Capital Expenditures

      Our capital expenditures for the nine months ended September 30, 2003 decreased approximately $18.0 million from the nine months ended September 30, 2002 to $5.9 million. Capital expenditures for 2003 have consisted of $4.2 million for primarily traditional paging devices and $1.7 million for network and information technology infrastructure. We expect capital expenditures for the year ending December 31, 2003 will approximate $10.0 million primarily for the acquisition of pagers, paging and transmission equipment and information systems enhancement and will be funded through cash generated from operations.

          Total Debt

      At December 31, 2002 and September 30, 2003, total debt at face value consisted of (in thousands):

	December 31,	September 30,
	2002	2003	(Decrease)

Senior secured promissory notes (“Senior Notes”)	$60,000	$—	$(60,000)
12% Senior subordinated pay-in-kind notes (“PIK Notes”)	20,559	—	(20,559)
Capital leases and other debt	2,328	1,107	(1,221)

Total	$82,887	$1,107	$(81,780)

      Total debt balances at face value decreased $81.8 million or approximately 99% in the nine months ended September 30, 2003 from December 31, 2002 primarily as a result of the retirements of the Senior and PIK Notes. On May 12, 2003, we made the final repayment of $7.9 million of Senior Notes. Prior to that repayment, we had repaid principal amounts of $50.0 million during the three months ended March 31, 2003 and $2.1 million on April 7, 2003. The repayments were funded from cash generated from operating activities.

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

          Series A Redeemable Preferred Stock

      Preferred Stock. At September 30, 2003, we had approximately 4.2 million shares of series A preferred outstanding with a liquidation of preference of approximately $11.13 per share and a total redemption preference of approximately $46.7 million. From their issuance date through June 30, 2003, dividends on the series A preferred accrued at 15% per annum compounded quarterly (but did not become payable) and increased the initial liquidation preference from $10.0 per share on their issuance date in October 2002 to $11.13 on June 30, 2003. Following the repayment of the Senior and PIK Notes on June 30, 2003, dividends that accrued subsequent to June 30, 2003 became payable in cash. On September 30, 2003, we paid approximately $0.4208 per share or in the aggregate $2.5 million for dividends that accrued on the series A preferred for the period July 1, 2003 through September 30, 2003.

      After repayment of the Senior and PIK Notes, the series A preferred became redeemable on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash over $10.0 million. Unrestricted cash is defined as cash on hand with Metrocall Holdings, Inc, Metrocall, Inc. and Metrocall USA, Inc. excluding (i) cash necessary to make distributions pursuant to the Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by permitted liens.

      Mandatory redemptions will be made on a quarterly basis no later than 65 days following the end of a fiscal quarter. Pursuant to the series A preferred certificate of designation, we are required to redeem a minimum number of shares having an aggregate liquidation preference of $5.0 million preference amount and to provide holders between 30 and 60 days notice of redemption with each redemption. Metrocall also has the ability to redeem preferred shares at its option subject to the same minimum redemption amounts and notice requirements of a mandatory redemption. On August 29, 2003, we provided notice of a pro-rata voluntary redemption of 1,797,103 shares at approximately $11.13 per share for an aggregate of $20.0 million. This voluntary redemption occurred on September 30, 2003.

          Cash and cash equivalents

      At September 30, 2003 and November 11, 2003, unrestricted cash and cash equivalents were approximately $13.7 million and $24.0 million, respectively. We believe that these balances plus cash expected to be generated from operations, will be sufficient to meet our financial obligations, including future redemptions of shares of series A preferred and to fund capital expenditure requirements.

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

      The strategic alliance agreement between Metrocall and Weblink requires, among other things, Weblink to provide and maintain certain service levels in exchange for Metrocall paying for use on a per unit in service basis. This agreement also requires that beginning in October 2004, Metrocall make certain payments to Weblink, totaling approximately $15.0 million payable ratably in installments over four quarters.

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

      Further developments of broadband PCS could also lead to increased competition. Many companies now provide wireless telephone service using broadband PCS technology and either have begun or will begin providing paging service. As a result, we might experience losses in subscribers and recurring revenues and cost increases to stay competitive.

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

      Metrocall transmits a majority of its paging traffic through its satellite facility in Stockton, California. However, we also rely on satellite facilities operated by other companies to control many of the transmitters on our nationwide and wide-area networks. We also use land-based communications facilities such as microwave stations and landline telephone facilities to connect and control the paging base station transmitters in our networks. The failure or disruption of transmissions by these satellites and other facilities could disrupt our paging and messaging services and impair our results of operations and adversely affect our ability to retain or gain more subscribers and sustain or increase revenues.

Regulatory Changes and Compliance — Changes in the regulations that govern Metrocall’s business might make it more difficult or costly to operate its business or comply with its changes.

      The FCC, and to a lesser extent state regulatory agencies, regulate our paging and messaging operations. Those agencies might take actions, such as changing licensing requirements or the allocation of radio spectrum that would make it more difficult or costly for us to operate our business. For example, the FCC has adopted rules under which it will issue licenses through competitive bidding that would permit companies to offer other paging type services on a wide-area basis. We believe these rules may simplify our regulatory compliance burdens, particularly regarding adding or relocating transmitter sites; however, those rules may also increase our costs of obtaining paging licenses in the future. In addition, we cannot assure you that we will be able to comply with all changes implemented by the agencies regulating our business, such as changes in licensing or build-out requirements.

Future Industry Consolidation

      Metrocall, from time to time, has received expressions of interest and/or engaged in preliminary discussion with other parties with a view toward further consolidation of the paging industry. In accordance with our Certificate of Incorporation, the Board of Directors has formed the required committee to consider any such matters as they may arise.

Dependence on Key Management Personnel — If Metrocall is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis and its business operations might be adversely affected.

      Our existing operations and our ability to achieve our goals to maximize free cash flows are dependent to a significant extent upon the efforts and abilities of certain key individuals, including our President and Chief

Executive Officer, Vincent D. Kelly. Mr. Kelly has substantial expertise and experience in the paging and messaging industry, knows the intricacies of our business operations and is responsible for the development and implementation of our current business strategy. We have an employment contract with Mr. Kelly, which includes a two-year non-compete for a termination of employment for any reason. We do not carry “key man” life insurance on any senior executive. If we are unable to retain Mr. Kelly or lose his services, it is unlikely we could find someone to replace him that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if we could find a replacement, our business would be impaired from the disruption associated with changes in management.

Application for Listing of Shares on the NASDAQ Small Cap Market

      On October 14, 2003, we filed an application for the listing of our common stock on the NASDAQ Small Cap Market (“NASDAQ”). While we believe that our common stock meets the requirements for listing common stock on the NASDAQ, there can be no assurance that such listing will be approved. Our common stock is currently traded on the OTC Electronic Bulletin Board.

Tax Benefits

      As of December 31, 2002, we had tax net operating losses of approximately $40.0 million. The net operating losses do not expire until years 2017 through 2023. In addition, we are entitled to deductions for depreciation and amortization with respect to certain of our assets. We expect to utilize certain of these net operating loss and other deductions in our 2003 tax year, however; our ability to use these tax attributes to offset future taxable income may be subject to certain limitations, or may be challenged by the Internal Revenue Service.

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

      Our certificate of incorporation contains provisions that requires our board of directors to approve of any transfers of preferred or common stock of a Five-Percent Shareholder or that would result in a person becoming a Five-Percent Shareholder through at least January 1, 2004. In July 2003, our board of directors informed each stockholder known to be a Five-Percent Shareholder, that the board of directors will not approve of any transfers of preferred or common stock by any holder owning 5% or more of the stock until at least January 1, 2004, excluding redemption of shares of series A preferred undertaken by Metrocall in 2003.

      On September 24, 2003, our stockholders’ approved an amendment to our certificate of incorporation, which changed the Restriction Release Date (as defined in the certificate) from October 8, 2004 to January 1, 2004, reducing the duration of the restrictions on transfer. In connection with this reduction, the amendment permits the board of directors to extend the Restriction Release Date to a date determined by the board in its sole discretion, but in no event later than October 8, 2004. The amendment is intended to provide the board of directors with flexibility to permit transfers by Five-Percent Shareholders prior to the original Restriction Release Date without the need for board approval of each transfer.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not believe our series A preferred is subject to significant market risks.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Please refer to Note 8 of the interim condensed consolidated financial statements.

ITEM 2.     CHANGES IN SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a Special Meeting of Metrocall’s Stockholders held on September 24, 2003, the following proposals were adopted by the vote specified below. Please note results have not been adjusted for the 5 for 1 common stock split, which took effect October 16, 2003.

			WITHHELD/		BROKER
PROPOSAL	FOR		AGAINST	ABSTAIN	NONVOTES

Amendment to the Certificate of Incorporation to authorize additional shares of common stock	780,319	*	94,995	1	None
Amendment to the Certificate of Incorporation to modify restrictions on transfers of common or Preferred stock	5,323,214		4,564	3	None
Amendment to Metrocall Holdings, Inc. 2003 Stock Option Plan	5,464,437		1,694	3,692	None

*	Only common stockholders were entitled to vote on this proposal.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Metrocall.

Exhibit
Number	Exhibit Description

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Metrocall filed with the Department of State of the State of Delaware on May 13, 2003.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Metrocall filed with the Department of State of the State of Delaware on September 24, 2003.
3.4	Amended and Restated Bylaws of Metrocall (incorporated by reference to Metrocall’s Registration Statement on Form 8-A filed with the Commission on October 9, 2002).
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series A Preferred Stock of Metrocall (incorporated by reference to Metrocall’s Registration Statement on Form 8-A filed with the Commission on October 9, 2002).
31.1	Rule 13(a)-14(a)/15d-14(a) Certifications.
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

      (b) Reports on Form 8-K

      Form 8-K dated and filed September 2, 2003 reporting a press release regarding Metrocall’s announcement of plans to redeem 1,797,103 shares of its series A preferred stock with an aggregate liquidation preference of $20.0 million.

      Form 8-K dated September 25, 2003 and filed September 26, 2003 reporting a press release regarding shareholders approval of all proposals contained in its proxy of August 7, 2003.

      Form 8-K dated and filed September 30, 2003 reporting a press release regarding the voluntary redemption of 1,797,103 shares of its 15% cumulative series A preferred stock and the payment of a cash dividend on the series A preferred of $0.4208 per share, or approximately $2.5 million in the aggregate.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	METROCALL HOLDINGS, INC.

By: /s/ GEORGE Z. MORATIS George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Metrocall. +
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Metrocall filed with the Department of State of the State of Delaware on May 13, 2003. +
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Metrocall filed with the Department of State of the State of Delaware on September 24, 2003. +
3.4	Amended and Restated Bylaws of Metrocall. (a)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series A Preferred Stock of Metrocall. (a)
31.1	Rule 13(a)-14(a)/15d-14(a) Certifications. +
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). +

(+)	Filed herewith.

(a)	Incorporated by reference to Metrocall’s Registration Statement on Form 8-A filed with the Commission on October 9, 2002.