Form 10-K
period 2003-03-31
METROCALL HOLDINGS INC
filed 2004-03-25
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Title of Class

Common Stock ($.01 par value)
Series A Redeemable Preferred Stock ($.01 par value)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

      The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $102,199,896 based on the closing sales price on June 30, 2003.

      Common Stock, par value $0.01 — 5,462,285 shares outstanding on March 1, 2004

DOCUMENTS INCORPORATED BY REFERENCE:

      Parts of the Company’s definitive proxy statement (to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year) for its annual meeting currently scheduled to be held on May 6, 2004 and are incorporated by reference in response to Part III Items 10, 11, 12, 13 and 14.

Forward-looking Statements

      This Annual Report on Form 10-K includes or incorporates forward-looking statements. Metrocall has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things those discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition, and Results of Operations,” and as follows:

•	Loss of subscribers of traditional paging services and advanced messaging services;

•	Increased competition resulting from technological advances;

•	Any failure to obtain FCC approvals for licenses;

•	Regulatory changes;

•	Satellite transmission failures;

•	Inability to maintain cost reductions;

•	Difficult comparison of operating results associated with our adoption of fresh-start accounting;

•	The challenges to integrate the operating assets we acquired from Weblink Wireless, Inc. into our operations;

•	Dependence on key management personnel; and

•	Voting control of our preferred stockholders;

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

PART I

ITEM 1.     Business

General

      Metrocall is a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Through our nationwide wireless networks, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). At December 31, 2003, we had approximately 3.1 million traditional paging and 360,000 advanced messaging units in service.

      Our principal office is located at 6677 Richmond Highway, Alexandria, Virginia 22306, and our telephone number is (703) 660-6677. Our Internet address is www.Metrocall.com. The Company will make available free of charge on its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our web site is not incorporated by reference into this Annual Report and should not be considered a part of this report.

Traditional Paging and Wireless Messaging Industry Overview

      We believe that traditional paging is the most cost-effective and reliable means of conveying a variety of information rapidly over a wide geographic area directly to a mobile person. Traditional paging, as a one-way communications tool, is a way to communicate at a lower cost than current two-way communication methods, such as cellular and personal communication services (PCS) telephones. For example, the paging and messaging equipment and airtime required to transmit an average message cost less than the equipment and air time for cellular and PCS telephones. Furthermore, pagers operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee, which covers a fixed number of messages sent to the subscriber. In addition, these messaging devices are unobtrusive and mobile.

      Although the U.S. traditional paging industry has hundreds of licensed paging companies, the overall number of traditional one-way and two-way subscribers has been declining as the industry continues to face intense competition from “broadband‘/voice wireless services and other forms of wireless data delivery. Metrocall continues to compete against a variety of wireless data delivery companies, including FCC-licensed, facilities-based Commercial Mobile Radio Service (CMRS) providers, PCS carriers that offer short text messaging services (SMS), and several two-way wireless data companies such as Cingular Wireless and Motient Corporation. We continue to provide two-way messaging and other short messaging-based services and applications using our narrowband PCS network.

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

Weblink Wireless, Inc. Asset Acquisition

      On November 18, 2003, we acquired the substantial majority of the operating assets and assumed certain of the liabilities of Weblink Wireless, Inc. and certain of its subsidiaries (Weblink asset acquisition). Metrocall and Weblink had also entered into a Management and Spectrum Lease Agreement under which Weblink will provide certain services and resell to Metrocall the spectrum usage rights granted under FCC licenses pending the FCC’s approval of the transfer of such licenses to Metrocall.

      In connection with these transactions, we issued to Weblink 500,000 shares of our common stock and warrants to purchase up to an additional 125,000 shares of common stock at $40 per share. 25,000 of these warrants were issued at closing. 100,000 additional warrants have been granted (subject to a 25,000 per year vesting) in consideration for Weblink’s services under the Management and Spectrum Lease Agreement but the vesting of such warrants will accelerate upon the transfer of the FCC licenses.

      Pursuant to the asset acquisition and the Management and Spectrum Lease Agreement, the acquisition has provided us with direct access to the two-way network infrastructure over which we provide our advanced messaging services and to expand our sales distribution channels to include wholesale carrier distribution and telemetry services. As a result of the acquisition, we expect to be able to reduce the operating costs incurred by each of the companies on a stand-alone basis. Areas where integration and cost reduction opportunities are believed to exist include satellite transmission and delivery; duplicative sales, customer service and inventory distribution functions and redundant back-office support functions such as human resources, accounting and executive management.

Metrocall’s Business Strategy

      Our business objectives and operating strategy for 2004 will focus on maximizing the amount of cash flows provided by our operating activities. Key elements of this strategy will include:

•	Subscriber retention efforts;

•	Cost containment and reduction;

•	Integration of the operations acquired from Weblink Wireless; and

•	Focus on marketing of advanced messaging services.

      Subscriber retention efforts — We expect the demand for our traditional paging services and the related revenues to continue to decrease in 2004. For instance, during 2003, revenues generated from traditional service, rent and maintenance services decreased $59.2 million to $318.9 million for the twelve months ended December 31, 2003 from $378.1 million for the twelve months ended December 31, 2002. Our subscriber retention efforts will continue to focus on customer service and sales to our business, medical and government subscribers. Our subscriber retention efforts in 2004 will also be focused on retaining the subscriber base that was acquired in the Weblink asset purchase. Retention efforts will be supported through our tiered field sales and corporate service model designed to provide maximum support to customer accounts based on their size and billing potential. We believe that these customer accounts provide a higher average monthly revenue per unit (“ARPU”) and lower deactivation percentages than subscribers serviced through indirect distribution channels.

      We believe that new wireless data products and services offered by the mobile phone companies results in increased traditional paging deactivations. In 2004, we will continue to offer advanced messaging services and sell PCS phones to subscribers that require wireless communication needs beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless, Inc. (“AT&T Wireless”) and Nextel, Inc. (“Nextel”). We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services. In 2003, we recognized service, rent and maintenance revenues of approximately $6.2 million from these services.

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

      Cost Containment and Reduction — Our Plan was predicated on a refinement of our operating structure that would reduce the amount of costs required to operate our business. During 2003, the total of our cost of products sold, service, rent and maintenance, selling and marketing and general and administrative expenses decreased $88.8 million from a total of $323.1 million for the twelve months ended December 31, 2002 to $234.3 million for the twelve months ended December 31, 2003. In addition, total capital expenditures decreased $17.2 million over this same period of time. In 2003, we took several steps to reduce our operating and capital expenditures from such amounts incurred in 2002.

      In February 2003, our Board of Directors removed our former chief executive officer and appointed our current CEO, Vincent D. Kelly. Our Board then approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. These measures were necessary to maximize the amount of cash provided by operating activities for capital expenditures, debt retirement and preferred stock redemption. We also believe these reductions were possible due to the rationalization and centralization efforts we performed in

2001 and 2002 and as a result of the reduction in the number of subscribers to which we provide customer service or inventory fulfillment.

      Such containment and reduction initiatives implemented by us included:

      Reorganization of corporate management — Several senior or corporate management positions were eliminated representing approximately 25% of all such positions between February and June 30, 2003. Many of the reductions were taken in connection with the events described below. Such reductions were possible because the size of our company in terms of employees, subscribers and revenues no longer required a management structure that was designed to support a growth-oriented company with subscriber levels of over 10 million.

      Reorganization of sales distribution — In February 2003, we consolidated the number of field sales regions under the leadership of regional vice presidents from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and Northwest regions. The reduction of operating regions has enabled us to further reduce general and administrative expenses associated with our field operations as each operating region had separate administrative support staff, which now have been combined. In addition, we consolidated a number of under-performing offices and markets into more established markets to increase operating margins in those markets.

      In February 2003, we also consolidated our corporate sales functions under the leadership of one senior vice president and eliminated the non-core database marketing sales group. As a result of the reorganization, we eliminated several corporate sales and marketing positions. The database-marketing group primarily targeted consumer subscribers, which are outside of our core business focus.

      Centralization of national call centers and inventory fulfillment — In March 2003, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations: Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required. In addition, we achieved certain operating efficiencies that were not possible earlier until the conversion of our final billing system platform, which occurred in December 2002. We now have one common platform under which we manage our subscriber invoicing, order fulfillment and customer service support and will be converting the billing platform we acquired in the Weblink transaction into this platform during 2004.

      In connection with the regional consolidation, we centralized our field customer service and inventory distribution functions into two primary locations within each region. This process should enable us to more cost-effectively provide customer service, data entry and inventory fulfillment and permit us to reduce our operating expenses yet continue to maintain adequate levels of customer service.

      Other 2003 initiatives — The completion of the plan that began in February 2003 permitted us to gain several operational efficiencies such as further centralization of a regional inventory and customer service operations and we were able to rationalize and eliminate an additional 89 positions in the last three months of 2003 not contemplated in the February plan.

      As a result of all the aforementioned efforts, we reduced our workforce by approximately 520 positions in 2003. Severance and related expenses of $6.8 million were incurred and paid in 2003. For 2004, we expect to build-upon our centralization efforts of 2003 and to identify further cost reduction opportunities that may exist within our legacy operations or through the integration efforts underway with the Weblink asset acquisition. As part of these efforts, we expect to deconstruct up to 775 of our transmitter sites supporting under utilized frequencies in 2004 and 2005.

      Integration of the operations acquired from Weblink Wireless — During the fourth quarter of 2003, we commenced plans to integrate the assets and operations acquired from Weblink. Please refer to “Weblink Wireless, Inc Asset Acquisition.” above and in Management’s Discussion and Analysis for further descriptions of this acquisition and our plans to integrate operations.

      Focus on Marketing of Advanced Messaging Services — In November 2003, we acquired the physical narrowband PCS network and infrastructure through which we provide our advanced messaging services from Weblink. Prior to this time, we had a strategic alliance agreement with Weblink to resell on this network. For the twelve months ended December 31, 2003, we generated approximately $61.4 million from these services. As of December 31, 2003 we had approximately 360,000 advanced messaging units in service.

      In 2004, we expect to continue marketing our advanced messaging services and continue to provide wholesale carrier services and telemetry services that Weblink had offered to its customers. Although we expect to see demand for these services decrease during 2004 from 2003 levels, we will continue to directly target business and government customers and provide separate support to the wholesale carriers that have use of the network.

Metrocall’s Paging and Wireless Messaging Operations

     Services and Subscribers

      Metrocall currently provides several traditional and advanced wireless data and messaging services, including:

•	Traditional Paging Services — As of December 31, 2003, we offered traditional paging services to approximately 3.1 million subscriber units consisting primarily of numeric and alphanumeric messaging services. Numeric messaging services permit a subscriber to receive messages that are composed entirely of numbers, such as a phone number while alphanumeric messages may include numbers and letters, which enable a subscriber to receive text messages.

•	Advanced Wireless Data and Messaging Services — As of December 31, 2003, we provided advanced “two-way” messaging services to 360,000 subscriber units. Such services enable subscribers to send and receive messages from other hand-held devices or email addresses.

      We also provide enhancements and ancillary services for our traditional and advanced messaging subscribers including:

•	personalized automated answering services, which allow a subscriber to record a message that greets callers who reach the subscriber’s voice mailbox;

•	vanity name for advanced messaging devices, which allows a subscriber to have an email address that utilizes a personalized vanity name instead of a telephone number;

•	message protection, which allows a traditional subscriber to retrieve any calls that come in during the period when the subscriber was beyond the reach of our network;

•	annual loss protection, which allows subscribers of leased messaging devices to limit their cost of replacement upon loss or destruction of the device; and

•	maintenance services, which are offered to subscribers who own their messaging devices.

      Our subscribers either buy or lease their messaging devices. Volume discounts on lease payments and service fees have been offered to large volume subscribers. In some instances, our subscribers are resellers that purchase services at substantially discounted rates, but are responsible for marketing, billing, collection and related costs with respect to their customers.

•	Other Service Offerings — Metrocall provides other wireless messaging and telecommunication services which include cellular and PCS phone distribution and system applications. We distribute digital broadband and PCS phones and other products through distribution or dealer agreements with AT&T Wireless, Nextel and other carriers. Metrocall’s Integrated Resource Management System Application Division manages in-house and wide area messaging systems while reducing telecommunications costs and provides solutions to communications challenges to increase an organization’s overall efficiency. This division integrates multiple communications platforms into one universal system that also provides a conduit to the wireless world. By offering these products, we fulfill the communications demands of large workforces such as corporations, manufacturers, municipalities, and healthcare organizations, particularly in campus-like settings. We also provide telemetry applications over our two-way network.

Sales and Marketing

      Our sales and marketing efforts are focused on maintaining and attracting business and government subscribers throughout the United States. Our field operations are divided into three geographic regions; each is led by a regional vice president. Our sales personnel are located in over 80 offices in 33 states throughout the United States. In addition, we maintain several corporate sales groups focused on our national accounts, advanced messaging and PCS sales, systems applications and other product offerings. Our field regions either sell our messaging services and products directly to “end-users” or to distributors that resell our airtime services to the ultimate “end-user”. Our corporate sales groups are focused mainly on direct subscriber placements. Set forth below is the number of messaging devices that we have in service by geographic region:

Number of Devices in Service

For the Years Ended December 31,	2001	2002	2003(a)

OPERATING REGION:
Eastern	2,416,381	1,617,732	1,731,040
Central	1,941,816	1,227,430	891,343
Western	1,096,868	874,222	842,561

Total	5,455,065	3,719,384	3,464,944

(a)	Includes 634,000 units acquired in the Weblink asset acquisition.

     Direct Distribution Channel

      Direct Sales — Our direct sales field and corporate personnel sell our messaging services and sell or lease our messaging devices and other products primarily to businesses, placing special emphasis on fulfilling the enterprises’ communication needs. Our direct sales personnel generally target businesses that have multiple work locations or have highly mobile employees. Our sales compensation plans are designed to motivate direct sales personnel to focus on selling rather than leasing traditional pagers and advanced wireless data and messaging devices, which reduces capital requirements, and to increase sales of higher revenue product enhancements, such as nationwide coverage, alphanumeric service and voice mail. Approximately $274.7 million or 86% of our service, rent and maintenance revenue in 2003 was generated through our direct distribution channel.

     Indirect Distribution Channels

      Our indirect channels provide for the distribution of airtime services to end-subscribers using an intermediary party to contract with the end-subscriber. We contract directly with; and invoice, the intermediary for such airtime services. There is no contractual relationship that exists between Metrocall and the end-subscriber. Unless otherwise described below, we do not normally provide customer service or billing support to the end-subscriber. Subscriber units placed in the indirect distribution channels typically have average monthly revenue per unit in service (ARPU) statistics below units placed in the direct distribution channels. In addition, operating costs per unit to provide these services are significantly below that required in the direct distribution channels. The subscriber churn in our indirect distribution channel has been at a much higher rate than experienced with our direct distribution customers. Retention efforts in these channels are difficult because of the lack of visibility to the end-subscriber. We expect that high churn rates in certain of our indirect distribution channels will continue in 2004 as we continue to focus our selling and marketing efforts on our direct distribution channels and the carrier services channel we acquired in the Weblink asset acquisition.

Approximately $44.2 million or 14% of our service, rent and maintenance revenue in 2003 was generated from our indirect distribution channels. Our indirect channels include:

•	Resellers — Resellers resell our bulk-paging services to their own business clients and individual customers. We issue one monthly bill to each reseller; who is responsible for marketing, billing and collection and equipment maintenance. Through this channel, we achieve high network utilization at low incremental cost, but realize much lower ARPU than through other distribution channels.

•	Strategic Partners — We have entered into contractual agreements with several selected national distribution partners who market our paging services to their existing and future customers. We supply many of these partners with custom branded turnkey solutions for network services, which include: products, customer services billing, collections and fulfillment. Our strategy is to provide these value-added services to enhance the business relationship and margin opportunities for both parties. We have entered into alliances with companies in the long distance, local exchange, cable, Internet, retail, direct response and multi-level marketing businesses. These programs help to deliver paging services to market segments that our other distribution channels may not reach cost-effectively.

•	Carriers Services — With our acquisition of the Weblink assets, we now provide wholesale distribution of two-way messaging and traditional paging services to other paging and telecommunications carriers. We believe that the advanced messaging network we acquired provides a high functionality, large coverage footprint network compared to the networks of our current competitors, which makes the reselling of the advanced messaging services attractive to other paging and telecommunications providers. These companies purchase our traditional and advanced messaging services at wholesale rates and resell such services under their own brand names.

Our carrier services sales channel has established numerous strategic relationships with large telecommunications providers, such as Verizon Wireless Messaging LLC, Cingular Wireless, BellSouth Telecommunications and Ameritech Mobile Services, Inc.. These companies utilize their brand awareness, billing and distribution efficiencies to market private brand subscriber devices and services using our transmission network.

•	Affiliates — We operate a network of paging carriers or affiliates that resell services on the 152.480 MHz private carrier paging frequency. These affiliates are independent owners of paging systems in various markets throughout the nation who sell expanded coverage to their customers. Utilizing Metrocall’s infrastructure, these independent networks provide wide area and nationwide paging on a single channel.

      Set forth below are the respective numbers and percentages of messaging devices that we service through our distribution channels:

Ownership of Devices in Service

	2001		2002		2003(b)

	Number	Percentage	Number	Percentage	Number	Percentage

Direct channels:
Company-owned and leased to subscribers	1,899,381	35%	1,710,967	46%	1,618,388	47%
Customer-owned and maintained	758,505	14%	571,804	15%	711,156	21%
Company-owned retail stores (CORS)(a)	117,973	2%	50,281	1%	—	—
Indirect channels:
Resellers	2,102,855	39%	990,421	27%	666,921	19%
Strategic partners and affiliates	576,351	10%	395,911	11%	294,524	8%
Carrier Services	—	—	—	—	173,955	5%

Total	5,455,065	100%	3,719,384	100%	3,464,944	100%

(a)	Channel ceased as separate reporting unit as of December 31, 2002.

(b)	Includes 634,000 units acquired from Weblink in November 2003.

Network and Equipment

      We have developed a paging and messaging system utilizing technology which achieves solid building penetration, wide-area coverage and the ability to deliver narrowband messaging services. Our messaging services are initiated when telephone calls or short message-based text services are placed to our company-maintained paging terminals. These terminals have a modular design that allows significant future expansion by adding or replacing modules rather than replacing the entire terminal. Our paging terminals direct pages from the Public Switched Telephone Network (PSTN) or from the Internet to our satellite uplink facility located in Stockton, California, which signals terrestrial network transmitters providing coverage throughout the service area. We transmit a majority of our one-way traffic through this facility. All traffic related to the Weblink acquired assets (two-way and some one-way traffic) is transmitted through a satellite transmission hub located in Atlanta, Georgia. Both of these facilities operate 24 hours per day, seven days per week.

      We have three exclusive nationwide one-way frequencies and a nationwide 50/50 KHz narrowband personal communication (NPCS) license issued by the FCC and are operating in each of the largest 100 SMSA’s. With the purchase of the Weblink assets and under the Weblink management and spectrum lease agreement for FCC licenses, we also have access to 2 additional exclusive nationwide one-way, a 50/50 KHz and a 50/12.5 KHz NPCS license. We began operating the nationwide network on one of the three one-way channels in November 1993. We developed a special home gateway switch that allows all of our existing regional based paging terminals to route two-way messaging data to this centralized gateway for delivery into the two-way ReFLEX 25tm network. We offer our two-way messaging services using the narrowband network and infrastructure obtained through the Weblink asset purchase and the resale arrangement under the management and spectrum lease agreement. This lease agreement will expire upon FCC approval of the transfer of the Weblink licenses to Metrocall. Application for the transfer of the Weblink licenses has been filed with the FCC and is pending FCC approval.

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

     Product Sourcing and Key Suppliers

      Metrocall does not manufacture any of the paging or messaging devices, infrastructure and other equipment used in its operations. While the equipment used in Metrocall’s operations is available for purchase from multiple sources, Metrocall has historically limited the number of suppliers to achieve volume cost savings and, therefore, depends on such manufacturers to obtain sufficient inventory. Metrocall purchases traditional messaging devices from several suppliers. In November 2001, Motorola, Inc. (“Motorola”) announced that it would no longer sell the messaging equipment used by Metrocall for its traditional or two-way messaging services. Through June 2002, we continued to receive our advanced messaging devices from Motorola, since that time, we have certified one new advanced messaging device and additional devices are expected to be certified within the next 12 months. With our existing supply of advanced messaging devices and the certification of new devices, it is our belief that we will be able to meet forecasted demand.

      Metrocall currently receives maintenance and support services for its network infrastructure components from GTES, LLC (“GTES”) through a support services contract, which will expire in May 2004. In February 2004, GTES was formed as a venture between our wholly-owned subsidiary, Metrocall Ventures, Inc. and the former management and employees of Glenayre Technologies, Inc. paging and infrastructure operations. Metrocall expects to enter into a new maintenance agreement with GTES upon the expiration of the current contract. Metrocall expects that infrastructure and equipment components will continue to be available for the foreseeable future, consistent with normal manufacturing and delivery lead times but cannot provide any assurance that it will not experience unexpected delays in obtaining equipment in the future.

Management Information Systems, Customer Invoicing and Services

      We have centralized certain operating functions and utilize common and distributed billing and subscriber management systems, which permit us to increase our operating efficiencies and focus regional management on sales and distribution. The functions centralized into our national operations center in Alexandria, Virginia include accounting, management information systems, and inventory and order fulfillment.

      We maintain one national customer service call center, which is a critical factor in marketing and servicing the nationwide network to all markets in the United States. Our center, which is located in Pensacola, Florida processes customer inquiries from existing and potential customers and supports our distribution channels initiatives. Our call center is open seven days per week, 24 hours per day. In addition, we maintain a customer service center for our strategic national accounts in Alexandria, Virginia which is responsible for all support aspects of the customer relationship. Metrocall employs state-of-the-art call management technology (such as an automated call distribution system and interactive voice response capabilities) at both facilities to provide quality customer service and to track both the productivity and the quality of the performance of its customer service representatives.

Competition

      Metrocall faces intense competition for subscribers not only from other providers of traditional paging services such as Arch Wireless, Inc., Skytel, Inc. and Verizon Wireless Messaging LLC, but also large mobile telephone carriers such as AT&T Wireless, Cingular Wireless, Nextel, Sprint PCS, T-Mobile and Verizon Wireless and others who have or are developing messaging services that perform comparable functions to our two-way narrowband PCS services. In addition, providers of e-mail and similar services available over PDAs such as Motient Corporation have also developed two-way messaging devices in competition with our messaging services. Increased competition from these providers might result in loss of existing or future subscribers, loss of revenues and increased expenses to stay competitive.

      Many of our competitors have longer operating histories and better brand recognition. Several of our competitors are large diversified telecommunications companies that serve several markets and possess financial, technical and other resources greater than those of Metrocall. The intensity of competition for communication service customers will continue to increase as wireless communication products and technologies continue to be developed and offer new and different services and applications. Further advances in technology could lower the cost of competing services and/or products to a level at which Metrocall’s pricing for its services and products would cease to be competitive. We may not be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, and our revenues, profit margins, inventory costs and cash flows may be adversely affected by technological developments.

Government Regulation

      From time to time, federal and state legislators propose and enact legislation that affects our business, either beneficially or adversely, such as by increasing competition or affecting the costs of operating our business. Additionally, the FCC and, to a lesser extent, state regulatory bodies, may adopt rules, regulations or policies that may affect our business. We cannot predict the impact of such legislative actions on our operations. The following description of certain regulatory factors does not purport to be a complete summary of all-present and proposed legislation and regulations pertaining to our operations.

      Federal — Our operations are subject to extensive regulation by the FCC under the Communications Act. Under the Communications Act, we are required to obtain FCC licenses for the use of radio frequencies to conduct our operations within specified geographic areas. These licenses set forth the technical parameters, such as maximum power and antenna height, under which we may operate the frequencies. We are licensed by the FCC to operate CMRS messaging services.

      The FCC requires messaging licensees to construct their stations and begin service to the public within a specified period of time, and failure to do so results in termination of the authorization. We have timely met all of our station construction deadlines and anticipate that we will continue to do so. Several years ago, the FCC adopted rules to issue most messaging licenses for large, FCC-defined service areas, and to award those licenses by auction. Licenses for 929 MHz and 931 MHz messaging frequencies are issued for “Major Economic Area” or “MEA” geographic areas; licenses for exclusive messaging frequencies in lower frequency bands are licensed in “Basic Economic Areas” or “BEAs;” these “wide-area” paging licenses are subject to population coverage benchmarks (one-third of the service area population at three years and two-thirds at five years from license grant, or “substantial service”). Our licensing subsidiary has participated in two FCC auctions for paging licenses, and has been awarded 176 licenses covering areas in which we already provided service under site-specific licenses. The earliest of the coverage benchmark deadlines for these licenses was June 12, 2003, and we timely filed notices of compliance for the affected licenses. Our next benchmark filings are due in June of 2005. Since we already have extensive coverage in the subject areas, we anticipate meeting the remaining benchmarks for these licenses; even if we failed to do so, we would retain the site-specific authorizations that we had prior to the auctions.

      Our shared messaging frequencies are unaffected by the wide-area licensing and auction rules. In addition, our three nationwide messaging frequencies are not subject to competitive bidding.

      The FCC has “forbearance” authority, which means it need not enforce against all CMRS licensees the following common carrier regulations under Title II of the Communications Act: any interstate tariff requirements, including regulation of CMRS rates and practices; the collection of intercarrier contracts; certification concerning interlocking directorates; and FCC approval relating to market entry and exit. Additionally, the 1993 Budget Act preempted state authority over CMRS entry and rate regulation. Under additional “forbearance” authority for all telecommunications services, granted by the Telecommunications Act of 1996 (the “1996 Act”), the FCC has not required wireless carriers to receive prior FCC approval for certain non-substantial corporate stock transfers and reorganizations.

      The FCC issues CMRS Messaging licenses for terms of 10 years. Our current licenses have expiration dates ranging from 2004 to 2014. The FCC must approve renewal applications. In the past, the FCC has routinely granted our renewal applications. We are required to obtain FCC approval before we acquire radio licenses held by other companies, as well as transfers of controlling interests of any entities that hold radio licenses. Although there can be no assurance that any future renewal or transfer applications we file will be approved or acted upon in a timely manner by the FCC, we know of no reason to believe such applications would not be approved or granted, based upon our experience to date. The FCC has authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its radio licensing rules at any time, and may impose fines for violations of its rules.

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

      The 1996 Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires local exchange carriers (LECs; i.e., local telephone companies) to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls and provide other telecommunications carriers access to their network elements on an unbundled basis on reasonable and non-discriminatory rates, terms and conditions. The LECs are now prohibited from charging messaging carriers for the “transport and termination” of LEC-originated local calls. This prohibition has lead to certain cost savings for Metrocall. Moreover, under the 1996 Act and the FCC’s rules, messaging carriers are entitled to compensation from any LEC for local calls that terminate on a messaging network. We have interconnection and reciprocal compensation agreements with a number of LECs. Recently, an FCC decision that was inconsistent with the FCC’s resolution of our complaint against several LECs for unlawful termination charges was remanded by the US Court of Appeals for the DC Circuit. Although we expect that the FCC will render a decision in that carrier’s case that is consistent with ours, there is nothing to prohibit the FCC from revisiting its interpretation of the 1996 Act’s interconnection requirements.

      The 1996 Act also requires the FCC to appoint an impartial entity to administer telecommunications numbering and to make numbers available on an equitable basis. In addition, the 1996 Act requires that state and local zoning regulations shall not unreasonably discriminate among providers of “functionally equivalent” wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. The 1996 Act provides for expedited judicial review of state and local zoning decisions. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC’s requirements. Other provisions of the 1996 Act and various FCC proceedings, however, may impose additional regulatory costs. For example, all interstate telecommunications carriers, including Metrocall, are required to contribute to universal service; the FCC is currently considering changes to the contribution mechanism that may increase the amounts paid by CMRS carriers. Additionally, the FCC’s Spectrum Policy Task Force has proposed regulatory changes that are intended to provide more access to spectrum for unlicensed operations. The proposed changes include recommendations of new frequency allocation models that could result in incumbent licensees’ sharing their frequencies with unlicensed operators. A handful of FCC proceedings to implement portions of the Spectrum Policy Task Force’s recommendations have commenced, and are pending before the agency. Metrocall and many other wireless licensees have filed comments with the FCC opposing any changes to its rules that could lead to potential interference to licensed operators. The FCC has also recently adopted new rules to govern the leasing of spectrum; while those new rules may benefit us (for example, by allowing us to lease and obtain rental payments for any of our licensed spectrum, these rules could also harm us by increasing competition from new wireless entrants. Some FCC rules affecting our business are subject to pending petitions for FCC reconsideration or Court appeals; rules that are currently under consideration by the FCC may likewise be appealed. We cannot predict the final outcome of any judicial or FCC proceeding or the possible impact of future FCC proceedings on our business.

      State — The 1993 Budget Act and related FCC orders preempt all state and local rate and entry regulation of all CMRS operators. Entry regulations typically refer to the process whereby a CMRS operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that CMRS operators file a tariff describing our billing rates, terms and conditions by which we provide messaging services. Apart from rate and entry regulations, some states may continue to regulate other aspects of our business in the form of zoning regulations (subject to the 1996 Act’s prohibition on discrimination against or among wireless telecommunications carriers), or “health and safety” measures. The 1993 Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on our experience, we know of no reason to believe such approvals would not be granted.

      In 1997, the FCC held that the Budget Act does not prohibit states from imposing requirements of CMRS carriers to contribute to funding “universal” telephone service within the states. Approximately 25 states, in addition to the FCC, now impose such “universal service fund” obligations on messaging carriers. Although additional costs are incurred in contributing to state and federal universal service funds, these costs/taxes are typically passed on to our subscribers, as allowed by applicable regulations.

Seasonality

      Generally, our operating results are not significantly affected by seasonal factors.

Trademarks and Service Marks

      We use the following trademarks:

•	“IRM”*;

•	“Metrocall” — a registered trademark with the U.S. Patent and Trademark Office;

•	“Metrofax”;

•	“Metrotext” — a computer program designed for use in transmitting alphanumeric messages from personal computers to pagers (copyright registration has been granted);

•	“Weblink Wireless”;

Service Marks:

•	“Adding Mobility to Business”*;	“Airware”;
•	“America’s Wireless Network”;	“Communication for the Net Generation”*;
•	“Conveia”*;	“Datacall”;
•	“DirectView”;	“Helping America Communicate”*;
•	“In Touch”;	“IRM”*;
•	“Message Track”*;	“Metromessage”;
•	“Metrocall”;	“Metronet”;
•	“One Touch”;	“ProNet Communications”;
•	“ProNet Communications to Go”;	“The Business Communication Experts”*;
•	“Your Business Communication Partner”*;
•	“Infoquotes”
•	“Inforoam”
•	“Omniroam”
•	“One Pager No Borders”
•	“PageLauncher”
•	“Reliable Messaging Made Easy”

*	Application pending

Employees

      As of March 3, 2004, we employed 1,511 full and part-time employees, none of whom is represented by a labor union. We believe that our relationship with our employees is good.

ITEM 2.     Properties

      We do not hold title to any significant real property although, Metrocall Ventures, Inc., a wholly-owned subsidiary, owns interests in certain properties. At December 31, 2003, we leased commercial office, retail and storage space, including our executive offices, at more than 221 locations used in our operations. These office leases provided for monthly payments ranging from approximately $367 to $129,906 and expire, subject to renewal options, on various dates through 2012.

      We also lease numerous sites under long-term leases for our transmitters on commercial broadcast towers, buildings and other fixed structures. On December 31, 2003, these transmitter sites were leased for monthly rentals ranging from approximately $240 to $5,635 that expire, subject to renewal options, on various dates through January 2016.

ITEM 3.     Legal Proceedings

      Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of Metrocall.

ITEM 4.     Submission OF Matters to a Vote of Security Holders

      None.

PART II

ITEM 5:      Market for The Registrant’s Common Equity and Related Stockholder Matters

      Under the terms of the Plan, all holders of our prior outstanding equity securities, including preferred stock, common stock and options/warrants to acquire such securities received no distributions and all such equity interests were cancelled as of the Effective Date. Our prior common stock had traded on the NASDAQ SmallCap Market through April 12, 2001 and on the OTC Bulletin Board from May 2001 to October 7, 2002 under the symbol “MCLLQ.” We are authorized to issue up to 7,500,000 shares of new common stock and are required to issue 5,000,000 shares of new common stock to holders of our prior secured bank debt and to our former general unsecured creditors. As of March 1, 2004 there were approximately 290 holders of record of the new common stock, holding 5,461,160 shares of new common stock. 38,840 shares of the new common stock are being held to be issued to our former creditors to be determined as the claims adjudication process is completed. We anticipate that the shares of new common stock will continue to be issued on an incremental basis as the Bankruptcy Court enters orders allowing and disallowing claims until all remaining unreconciled and/or disputed claims have either been reconciled and allowed or disallowed.

      The new common stock was listed on the OTC Bulletin Board from October 8, 2002 through December 16, 2003 and has been listed on the NASDAQ SmallCap under the symbol, “MTOH” since December 17, 2003.

      The following table indicates the range of high and low closing prices of our common stock as reported on the OTC Bulletin Board from October 8, 2002 through December 16, 2003 and as reported on the NASDAQ SmallCap from December 17, 2003 through December 31, 2003. The following table also indicates, for the first three fiscal quarters of the fiscal year 2002 the range of high and low closing prices of our common stock that was cancelled in connection with our reorganization as reported on the NASDAQ National Market or the OTC Bulletin Board.

Fiscal Year Ending	High	Low

December 31, 2003
First Quarter	$0.40	$0.05
Second Quarter	$25.00	$0.35
Third Quarter	$31.40	$21.60
Fourth Quarter	$76.07	$30.00

December 31, 2002
First Quarter	$0.11	$0.03
Second Quarter	$0.08	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.20	$0.01

      We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted as long as shares of the series A preferred stock are outstanding.

      See “Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plans” for disclosure regarding our equity compensation plans.

Recent Sales of Unregistered Securities

      On November 18, 2003, we acquired the substantial majority of operating assets and assumed certain liabilities of Weblink and as consideration for such transaction, issued to the Sellers 500,000 shares of our common stock, an immediately exercisable warrant to purchase up to 2,000 shares of our common stock at an exercise price of $40 per share and another warrant to purchase up to additional 100,000 shares of our common stock at an exercise price of $40 per share, 25,000 shares of which vest upon each of the first four anniversaries of the date of issuance, subject to the vesting of all shares being accelerated upon transfer of certain FCC licenses held by the Sellers. The sale was made pursuant to the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving any public offering.

ITEM 6.	Selected Financial Data

      The following tables set forth selected financial and other data of Metrocall. The historical financial data has been derived from the audited consolidated financial statements for the year ended December 31, 2003, for the period October 8, 2002 to December 31, 2002, the period January 1, 2002 to October 7, 2002 and each of the years in the three-year period ended December 31, 2001. The selected data should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and Metrocall’s consolidated financial statements, related notes thereto and other financial information included in the consolidated financial statements.

      As a result of Metrocall’s filing a voluntary petition to reorganize under chapter 11 of the U.S. Bankruptcy Code on June 3, 2002 and operating as a debtor-in-possession until October 8, 2002 the selected financial data for periods prior to October 8, 2002 are not comparable to periods subsequent to such date. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. The results of operations of the Predecessor Company for the period January 1, 2002 to October 7, 2002 include several items related to our emergence from the chapter 11 proceedings and the related cancellation or discharge of certain of our debt obligations and equity securities. These items include: a net gain of $749.8 million from the discharge and termination of debt; a net gain of $575.5 million due to fresh-start accounting adjustments; a gain of $80.3 million from the cancellation of outstanding Preferred Stock; and the cessation of recording contractual interest of $24.1 million while we were operating in bankruptcy from June 3, 2002 to the Effective Date.

      On November 18, 2003, the Company acquired the majority of the operating assets and assumed certain liabilities of Weblink Wireless, Inc. and certain of its subsidiaries. The Company has accounted for the asset acquisition under the purchase method of accounting for financial reporting purposes pursuant to SFAS No. 141, Business Combinations, and accordingly the operating results of the acquired assets have been included in the consolidated statement of operations for 2003 from their date of acquisition. Units in service at December 31, 2003 include approximately 634,000 units acquired in the acquisition.

	Predecessor Company				Reorganized Company

				January 1	October 8
	Year Ended December 31,			to	to	Year Ended
				October 7,	December 31,	December 31,
	1999	2000	2001	2002	2002	2003(d)

	Dollars in thousands, except per share, unit, and per unit data
Consolidated Statements of Operations Data:
Service, rent and maintenance revenues	$548,700	$504,800	$460,448	$296,813	$81,325	$318,926
Product sales	61,487	57,183	43,225	24,056	4,078	17,933

Total revenues	610,187	561,983	503,673	320,869	85,403	336,859
Operating expenses:
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	154,398	133,667	139,326	89,250	23,004	94,098
Cost of products sold (exclusive of depreciation and amortization shown separately below)	39,071	37,509	26,176	13,085	1,081	4,804
Selling and marketing maintenance (exclusive of depreciation and amortization shown separately below)	97,051	103,413	92,481	50,952	11,359	40,026
General and administrative (exclusive of depreciation and amortization shown separately below)	174,592	172,017	161,161	106,674	27,735	95,388
Reorganization expenses(a)	—	—	15,017	19,007	—	6,842
Depreciation	85,547	111,160	111,502	50,386	10,927	33,568
Amortization	210,359	175,803	74,391	—	1,948	4,345
Asset impairment (b)	—	—	387,934	—	—	—

Income/(loss) from operations	(150,831)	(171,586)	(504,315)	(8,485)	9,349	57,788
Interest expense	(85,115)	(84,169)	(100,672)	(39,280)	(2,580)	(7,099)
Interest expense — dividends and accretion of series A preferred(c)	—	—	—	—	—	(12,428)
Interest and other income (expense)	407	(2,450)	(7,822)	(822)	1,047	463
Gain on early extinguishment of debt	—	22,876	—	749,821	—	—
Fresh start accounting adjustments	—	—	—	575,491	—	—

Income/(loss) before income tax benefit	(235,539)	(235,329)	(612,809)	1,276,725	7,816	38,724
Income tax benefit (provision)	63,055	20,775	—	—	(3,000)	(21,754)

Net income/(loss)	(172,484)	(214,554)	(612,809)	1,276,725	4,816	16,970
Preferred dividends and accretion(c)	(16,462)	(9,816)	(10,391)	(4,855)	(2,679)	(6,084)
Gain on extinguishment of preferred stock	—	—	—	80,346	—	—
Reorganization expense-accretion of liquidation preference	—	—	—	(4,715)	—	—
Series C preferred exchange inducement	—	(6,308)	—	—	—	—
Gain on repurchase of preferred stock	2,208	—	—	—	—	—

Income/(loss) attributable to common stockholders	$(186,738)	$(230,678)	$(623,200)	$1,347,501	$2,137	$10,886

Basic earnings/(loss) per share attributable to common stockholders	$(4.47)	$(3.00)	$(6.93)	$14.98	$0.43	$2.17

Diluted earnings/(loss) per share attributable to common stockholders	$(4.47)	$(3.00)	$(6.93)	$14.98	$0.43	$2.11

a)	2001 and 2002 amounts include costs for legal, financial and investment banking services received in connection with Metrocall’s former merger agreement with Weblink, which was terminated on May 14, 2001 and other costs incurred by the Predecessor Company and its debt holders in connection with debt restructuring efforts in 2001 and 2002.

b)	In 2001, the Predecessor Company wrote down the carrying value of its long-lived assets by approximately $388.0 million to their estimated fair value as a result of their impairment.

c)	Effective July 1, 2003, we adopted SFAS 150 which requires dividends and interest in redeemable preferred stock to be classified as interest expense prospectively.

d)	2003 amounts include the operations of Weblink beginning November 18, 2003.

      You should find the following definitions below useful in understanding Metrocall’s operating and other data:

•	ARPU is average monthly paging revenue per unit. ARPU is calculated by dividing (a) service, rent and maintenance revenues for the period by (b) the average number of units in service for the period. The ARPU calculation excludes revenues derived from non-paging services such PCS and cellular commissions.

•	Average monthly operating expense per unit is calculated by dividing (a) total recurring operating expenses before reorganization expenses and depreciation and amortization for the period by (b) the average number of units in service for the period.

      Dollars in thousands, except per share, unit, and per unit data

	Predecessor Company				Reorganized Company

	Year Ended December 31,			January 1	October 8,	Year Ended
				to	to	December 31,
	1999	2000	2001	October 7, 2002	December 31, 2002	2003(d)

Operating and Other Data:
Net cash provided by operating activities	$53,097	$26,409	$39,541	$42,388	$8,696	$95,604
Net cash used in investing activities	$(76,791)	$(109,979)	$(41,161)	$(24,219)	$(2,671)	$(4,876)
Net cash provided by (used in) financing activities	$18,045	$107,380	$(842)	$(633)	$(166)	$(102,656)
Capital expenditures	$81,890	$95,268	$41,961	$24,095	$2,626	$9,478
ARPU	$7.86	$6.92	$6.31		$6.91(a )	$7.98
Average monthly operating expense per unit	$6.11	$5.61	$5.39		$5.42(a )	$5.86
Units in service (end of period)	5,927,939	6,254,373	5,455,065		3,719,384	3,464,944
Units in service per employee (end of period)	1,660	1,751	1,807		1,913	2,759

a)	Amount based on the predecessor and reorganized companies for the periods January 1, 2002 to October 7, 2002 and October 8, 2002 to December 31, 2002 on a combined basis.

	Predecessor Company			Reorganized Company

	December 31,			December 31,

	1999	2000	2001	2002	2003

Consolidated Balance Sheet Data:
Working capital (deficit) (a)	$(36,908)	$(764,532)	$(833,484)	$(15,334)	$(3,162)
Cash and cash equivalents	$2,787	$26,597	$24,135	$47,530	$35,602
Total assets	$1,025,547	$757,145	$203,470	$189,747	$195,761
Total long-term debt, net of current portion (a)	$776,984	$301	$220	$20,762	$41
Total stockholders’ equity/(deficit)	$(152,134)	$(166,352)	$(789,237)	$715	$93,281

a)	At December 31, 2000 and 2001 working capital deficit included current debt balance of approximately $760.0 million which largely constituted debt with scheduled non-current maturities; but which had been classified as current debt due to the default of certain debt covenants that accelerated the scheduled maturities of debt.

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

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services in the United States. Through our nationwide wireless networks, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). On December 31, 2003, we had approximately 3.5 million units in service, including 360,000 units receiving advanced data and messaging services.

      Emergence from Chapter 11 Proceedings — On October 8, 2002, Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA, ANMC, MSI, McCaw and Mobilfone, (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to the Plan that was confirmed by an order of the Bankruptcy Court entered on September 26, 2002. Metrocall, Inc. and its subsidiaries are referred to herein as the Predecessor Company for the periods prior to October 8, 2002. The reorganized company, Metrocall Holdings, Inc. and its subsidiaries is herein referred to as the Reorganized Company for the period from October 8, 2002 to December 31, 2002 and for the year ended December 31, 2003.

      Weblink Asset Acquisition — On November 18, 2003, we acquired the substantial majority of the operating assets and assumed certain of the liabilities of Weblink Wireless, Inc. and certain of its subsidiaries (the “Weblink asset acquisition”). Metrocall and Weblink also entered into a Management and Spectrum Lease Agreement under which Weblink will provide certain services and resell to Metrocall the spectrum usage rights granted under FCC licenses pending the FCC’s approval of the transfer of such licenses to Metrocall. The acquisition and the management and spectrum lease agreement have provided us with two-way network infrastructure over which we provide our advanced messaging services and have expanded our sales distribution channels to include wholesale carrier distribution and telemetry services.

      In connection with these transactions, we issued 500,000 shares of our common stock and warrants that give Weblink or the warrants’ holder the ability to purchase up to 125,000 additional shares of Metrocall common stock at $40 per share (the “Warrants”). Of the Warrants, 25,000 vested on the closing date with the remaining 100,000 shares vesting ratably at 25,000 per year on the first four anniversary dates of the closing. The shares underlying the warrants will immediately vest upon the transfer of the FCC licenses once the FCC approves their transfer to Metrocall. We accounted for the asset acquisition under the purchase method of accounting for financial reporting purposes pursuant to SFAS No. 141, Business Combinations, and accordingly the operating results of the acquired assets have been included in our consolidated statement of operations for 2003 from their date of acquisition. The purchase price for the assets acquired was approximately $42.8 million consisting of stock consideration of $21.4 million based on the average market price of our common stock over the 5-day period prior to and subsequent to the transaction; $1.4 million fair value of the Warrants and assumed liabilities of $20.0 million, including accrued severance obligations and estimated exit costs related to the shut-down of Weblink’s former call center operation.

      For the period November 18, 2003 to December 31, 2003, we recognized total revenues of approximately $9.1 million on the subscriber units acquired in the Weblink transaction. The total of cost of products sold, service, rent and maintenance, selling and marketing and general and administrative expenses over this same period was approximately $9.7 million from the operations acquired. Had the acquisition not occurred, Metrocall would have expensed and paid Weblink approximately $2.0 million for Weblink’s provisioning of network services to Metrocall over this period of time. However, such expenses were not incurred since the transaction took place.

      As a result of the acquisition, we expect to reduce the operating costs incurred by each of the companies on a stand-alone basis. Areas where redundancies may exist and cost savings may be realized include certain satellite transmission and delivery systems; transmitter site locations; duplicative sales, customer service and inventory distribution functions and back-office support functions such as human resources, accounting and executive management. In 2004, we expect to integrate a substantial portion of the acquired operations into our operations and to realize cost synergies from the elimination of many the redundancies described above.

From the integration activities in 2004, we expect to recognize approximately $19.0 million of operating expense synergies and costs to achieve such synergies of approximately $6.0 million. Expected synergies include anticipated compensation and benefit savings of $11.5 million as a result of the elimination of approximately 280 of the 415 positions we acquired across all work functions of which 174 positions were eliminated between January 4 and February 27, 2004; network consolidation and telecommunications rationalization of $1.9 million as we begin to combine our network assets; and $6.3 million related to the elimination of redundant call center, billing and administrative functions. We expect that a substantial majority of the integration will be completed during 2004 with certain network rationalization efforts extending into 2005 and beyond as a result of continuing transmitter site lease commitments. We expect to incur severance and other costs of $4.9 million during 2004 from these activities, of which $2.0 million had been paid through February 27, 2004 and to incur capital expenditures of approximately $2.0 million related to the combination of Weblink’s satellite transmission capabilities into our Stockton facility, which is expected to occur in the fourth quarter. We can provide no assurance that we will be able to achieve these expected savings.

      Business Strategy — Our business objectives and operating strategy for 2004 will focus on maximizing the amount of cash flows provided by our operating activities. Key elements of this strategy will include:

•	Subscriber retention efforts;

•	Cost containment and reduction;

•	Integration of the operations acquired from Weblink; and

•	Focus on marketing of advanced messaging services.

      Subscriber retention efforts — We expect the demand for our traditional paging services and the related revenue to continue to decrease in 2004. Our subscriber retention efforts will continue to focus on customer service and sales to our business, medical and government subscribers. Our subscriber retention efforts in 2004 will also be focused on retaining the subscriber base that was acquired in the Weblink asset purchase. Retention efforts will be supported through our tiered field sales and corporate service model designed to provide maximum support to customer accounts based on their size and billing potential. We believe that these customer accounts provide a higher ARPU and lower deactivation percentages than subscribers serviced through indirect distribution channels.

      We believe that new wireless data products and services offered by the mobile phone companies results in increased traditional paging deactivations. In 2004, we will continue to offer advanced messaging services and sell PCS phones to subscribers that require wireless communication needs beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer agreements with several carriers including AT&T Wireless and Nextel. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services. In 2003, we recognized service, rent and maintenance revenues of approximately $6.3 million from these services.

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

      Cost Containment and Reduction — Our Plan was predicated on a refinement of our operating structure that would reduce the amount of costs required to operate our business. In 2003, we took several steps to reduce our operating and capital expenditures.

      In February 2003, our Board of Directors appointed our current CEO, Vincent D. Kelly. Our Board then approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. These measures were necessary to maximize the amount of net cash provided by operating activities available for capital expenditures and debt retirement and preferred stock redemption. We also believe these reductions were possible due to the rationalization and centralization efforts we performed in 2001 and 2002 and as a result of the reduction in the number of subscribers to which we provide customer service or inventory fulfillment.

      Such containment and reduction initiatives implemented by us included:

      Reorganization of corporate management — Several senior or corporate management positions were eliminated representing approximately 25% of all such positions between February and June 30, 2003. Many of the reductions were taken in connection with the events described below. Such reductions were possible because the size of our company in terms of employees, subscribers and revenues no longer required a management structure that was designed to support a growth-oriented company with subscriber levels of over 10.0 million.

      Reorganization of sales distribution — In February 2003, we consolidated the number of field sales regions under the leadership of regional vice presidents from 6 to 3. The reduction of operating regions has enabled us to further reduce general and administrative expenses associated with our field operations as each operating region had separate administrative support staff, which now have been combined. In addition, we consolidated a number of our under-performing offices and markets into more established markets to increase operating margins in those markets.

      In February 2003, we also consolidated our corporate sales functions under the leadership of one senior vice president and eliminated the non-core database marketing sales group. As a result of the reorganization, we eliminated several corporate sales and marketing positions. The database-marketing group primarily targeted consumer subscribers, which are outside of our core business focus.

      Centralization of national call centers and inventory fulfillment — In March 2003, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations: Alexandria, Virginia and Pensacola, Florida. The consolidation has enabled us to reduce the number of staff and management positions required. In addition, we achieved certain operating efficiencies that were not possible earlier until the conversion of our final billing system platform, which occurred in December 2002. We now have one common platform under which we manage our subscriber invoicing, order fulfillment and customer service support and will be converting the billing platform we acquired in the Weblink transaction into this platform during 2004.

      In connection with the regional consolidation, we centralized our field customer service and inventory distribution functions into two primary locations within each region. This process should enable us to more cost-effectively provide customer service, data entry and inventory fulfillment and permit us to reduce our operating expenses yet continue to maintain adequate levels of customer service.

      Other 2003 initiatives — The completion of the plan that began in February 2003 permitted us to gain several operational efficiencies such as further centralization of a regional inventory and customer service operations and we were able to rationalize and eliminate an additional 89 positions in the last three months of 2003 not contemplated in the February plan.

      As a result of all the aforementioned efforts, we reduced our workforce by approximately 520 positions in 2003. Severance and related expenses of $6.8 million were incurred and paid in 2003. For 2004, we expect to build-upon our centralization efforts of 2003 and to identify further cost reduction opportunities that may exist within our legacy operations or through the integration efforts underway with the Weblink asset acquisition. As part of these efforts, we expect to deconstruct approximately up to 775 of our transmitter sites supporting under utilized or redundant footprint.

      Focus on marketing of advanced messaging services — In November 2003, we acquired the physical narrowband PCS network and infrastructure through which we provide our advanced massaging services from Weblink. Prior to this time, we had a strategic alliance agreement with Weblink to resell on this network. For the twelve months ended December 31, 2003, we generated approximately $61.4 million from these services. As of December 31, 2003 we had approximately 360,000 advanced messaging units in service.

      In 2004, we expect to continue marketing our advanced messaging services and continue to provide wholesale carrier services and telemetry services that Weblink had offered to its customers. Although we expect to see demand for these services to decrease during 2004 from 2003 levels, we will continue to directly target business and government customers and to provide separate support to the wholesale carriers that have use of the network.

Results of Operations

      General — We derive a majority of our revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. As long as a subscriber continues on our service, our operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or fixed costs. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based upon the number of subscribers we add and the number of subscribers that may deactivate their service. Our business strategy continues to focus our sales and marketing efforts on subscriber demographics that provide greater revenue stability and higher margins mainly in our direct distribution channels. While we expect to continue efforts to both maintain and add subscribers, our operating structure has been scaled back over the past thirty-six months mainly through reduction-in-force initiatives and office expenses related to the operations consolidations. We do not believe any of our cost reduction efforts have diminished our ability to provide messaging services or customer service.

      Our services are marketed through our direct and indirect sales forces. We focus our efforts on our direct sales channel which sells or leases devices to enterprise customers in business, healthcare, government and emergency services sectors. Our indirect sales force sells access to our networks to third parties, resellers, or other telecommunications carriers who then resell the messaging services to their customers. Our indirect channel, which we have de-emphasized, is characterized by lower ARPU and has experienced a higher disconnect rate than our direct channel. In 2004, we expect this channel to continue with high disconnect rates although we anticipate focusing customer service and subscriber retention efforts on the carrier services division that we acquired in the Weblink asset acquisition.

      The following table sets forth units in service associated with our channels of distribution:

	At December 31,

(units in thousands)	2001		2002		2003

	Units	Percentage	Units	Percentage	Units	Percentage

Direct	2,776	51%	2,333	63%	2,330	67%
Indirect	2,679	49%	1,386	37%	1,135	33%

Total	5,455	100%	3,719	100%	3,465	100%

      The following table sets forth the service, rent and maintenance revenues realized for each of our distribution channels:

	For the Year Ended December 31,

($’s in thousands)	2001		2002		2003

	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage

Direct (a)	$351,247	77%	$313,572	83%	$274,685	86%
Indirect	109,201	23%	64,566	17%	44,241	14%

Total	$460,448	100%	$378,138	100%	$318,926	100%

a)	Direct service, rent and maintenance revenues include $9,951, $6,984 and $6,182 realized for non-paging revenue for the twelve months ended December 31, 2001, 2002 and 2003, respectively.

      The demand for our traditional one-way paging services declined during the three years ended December 31, 2003, and we believe demand will continue to decline for the foreseeable future. During 2001 and 2002, units in service decreased by approximately 799,000 and 1,736,000 respectively, mainly due to subscriber cancellations. In 2003, our units in service decreased 254,000 as a result of subscriber cancellations, however, this decrease includes the positive impact of approximately 707,000 subscriber units we acquired mainly with the Weblink asset acquisition described above. In 2004 and for the foreseeable future, we expect to continue to experience declines in the number of units in service.

      The following table sets forth our net deactivations associated with our channels of distribution for each period stated, excluding net units in service that had been acquired through mergers or acquisitions:

	For the Year
	Ended December 31,

	2001(a)	2002	2003(b)(c)
(units in thousands)
Direct	238	443	287
Indirect	794	1,293	674

Total	1,032	1,736	961

(a)	Excludes the impact of 233,000 direct devices in service acquired in our acquisition of Southeast Paging, Inc. in June 2001.

(b)	Excludes the impact of 283,000 direct devices acquired in our acquisition of the Weblink assets and 350,000 and 73,000 indirect devices acquired in our acquisition of the Weblink assets and other transactions, respectively.

(c)	Includes net deactivations of Weblink acquired units of 10,384 (direct devices) and 11,545 (indirect devices) for period November 18, 2003 to December 31, 2003.

      The revenue per unit we charge a subscriber is dependent upon a number of factors including, whether the subscriber is serviced through a direct or indirect channel, the number of units in the subscriber’s account, messaging services provided, geographic coverage and whether the subscriber leases or owns the messaging device. The ratio of service, rent and maintenance revenues (excluding revenue for non-paging services such as revenue recognized for placements of PCS and cellular devices) for a period to the average units in service for the same period is a key revenue measurement because it indicates to us whether monthly charges are increasing or decreasing. We commonly refer to this term as average monthly revenue per unit or ARPU.

      Our ARPU has increased from $6.41 in 2001 to $7.98 in 2003. This increase is primarily attributable to the change in the mix of units in service between our direct and indirect distribution channels. The percentage of units in our indirect distribution channel to total units in service has decreased from 49% at December 31, 2001 to 35% at December 31, 2003. ARPU for this same period for the indirect channel has increased from $2.85 to $3.11 while ranging between $9.86 to $10.94 for the direct channel. The decrease in indirect units in service relative to the direct units in service decrease resulted in the overall increase in ARPU between 2001 and 2003.

      The following table reflects the ARPU associated with each of our distribution channels

	For the Year Ended
	December 31, (a)

	2001	2002	2003

Direct	$9.86	$10.25	$10.94
Indirect	$2.85	$2.69	$3.11
Consolidated	$6.41	$6.91	$7.98

(a)	ARPU is derived by dividing the weighted average units in service for each distribution channel for the respective period into service, rent and maintenance revenue (excluding revenues from PCS and cellular placements) and then dividing by 12.

      Our total revenues which includes the total of service, rent and maintenance revenues and product sales were $503.7 million, $406.3 million and $336.9 million for the years ended December 31, 2001, 2002 and

2003, respectively. The decrease in our revenues from 2002 to 2003 was partially offset by total revenues generated from units in service acquired from Weblink from November 18, 2003 to December 31, 2003 of approximately $9.1 million.

      The expenses that we categorize as service, rent and maintenance; selling and marketing; and general and administrative are very important to our management of overall expenses:

•	Service, rent and maintenance: These expenses include the costs related to the management, operation and maintenance of our networks and the provisioning of our paging and advanced messaging services. It also includes costs related to the refurbishment of paging devices used by our subscribers and inventory fulfillment costs.

•	Selling and marketing: These expenses include the salaries, commissions and administrative costs of our sales force and related marketing and advertising expenses.

•	General and administrative: These expenses include costs associated with providing customer service, billing and collections, bad debts, and other administrative functions such as information technology, human resources, executive management, finance and accounting.

      The total of our cost of products sold, service rent and maintenance, selling and marketing and general and administrative expenses was $419.1 million, $323.1 million and $234.3 million for the years ended December 31, 2001, 2002 and 2003, respectively and operating margins were 16.7%, 20.5% and 30.4% in these years, respectively. (The ratio of total revenues less the total of cost of products sold, service, rent and maintenance, selling and marketing and general and administrative expenses to revenue is defined as operating margin.) In 2003, although the total of these costs and expenses decreased $88.8 million from 2002 levels, this decrease was offset by $9.7 million of additional expenses as a result of expenses incurred in the operations acquired in the Weblink asset acquisition as costs to operate these assets were included in our results of operations from November 18, 2003 to December 31, 2003, which served to partially reduce the expense decrease that we realized for that year.

      For financial statement purposes, our results of operations and cash flows for 2002 have been separated as pre-and post October 8, 2002 due to a change in basis of accounting in the underlying assets and liabilities. Please refer to Notes 1 and 2 of the audited consolidated financial statements. For purposes of this Management’s Discussion and Analysis, the Predecessor Company financial data has been compared in the section “Discussion of Results of Operations for the Year Ended December 31, 2003 to the Results for the period October 8, 2002 to December 31, 2002 and for the Year Ended December 31, 2001 to the period January 1, 2002 to October 7, 2002.” However for the reasons explained in Notes 1 and 2 and due to other non-recurring adjustments, our financial statements for the periods before emerging from bankruptcy protection are not comparable to the Reorganized Company’s financial statements for the period October 8, 2002 through December 31, 2002 or to the Year Ended December 31, 2003. The following items are particularly of interest:

•	A net gain of $749.8 million recognized by the Predecessor Company in 2002 from the discharge and termination of debt upon our emergence from bankruptcy;

•	A net gain of $575.5 million recognized by the Predecessor Company in 2002 due to fresh-start accounting adjustments;

•	A gain of $80.3 million recognized by the Predecessor Company in 2002 from the cancellation of outstanding Preferred Stock upon our emergence from bankruptcy;

•	Reorganization expenses of $19.0 million and $15.0 million recognized by the Predecessor Company in 2002 and 2001, respectively;

•	The cessation of recording contractual interest of $24.1 million by the Predecessor Company while we were operating in bankruptcy from June 3, 2002 to October 7, 2002.

      The following table sets forth the amounts of revenues, expenses and the percentage of total revenues represented by certain items in our Consolidated Statements of Operations and certain other information for the period October 8, 2002 to December 31, 2002 and for the year ended December 31, 2003. (all dollars in thousands):

	Predecessor Company		Reorganized Company

	Jan 1 – Oct 7	% of	Oct 8 – Dec 31	% of		% of
	2002	Revenues	2002	Revenues	2003	Revenues

REVENUES
Service, rent and maintenance	$296,813	92.5%	$81,325	95.2%	$318,926	94.7%
Product sales	24,056	7.5%	4,078	4.8%	17,933	5.3%

Total revenues	320,869	100.0%	85,403	100.0%	336,859	100.0%
OPERATING EXPENSES
Service, rent and maintenance	89,250	27.8%	23,004	26.9%	94,098	27.9%
Cost of products sold	13,085	4.1%	1,081	1.3%	4,804	1.4%
Selling and marketing	50,952	15.9%	11,359	13.3%	40,026	11.9%
General and administrative	106,674	33.2%	27,735	32.5%	95,388	28.3%
Reorganization and restructuring	19,007	5.9%	—	—	6,842	2.0%
Depreciation	50,386	15.7%	10,927	12.8%	33,568	10.0%
Amortization	—	—	1,948	2.3%	4,345	1.3%

Total operating expenses	329,354	102.6%	76,054	89.1%	279,071	82.8%

Income from operations	(8,485)	(2.6)%	9,349	10.9%	57,788	17.2%
Interest expense	(39,280)	(12.2)%	(2,580)	(3.0)%	(7,099)	(2.1)%
Interest expense — dividends and accretion of series A preferred	—	—	—	—	(12,428)	(3.7)%
Interest and other income/(expense), net	(822)	(0.3)%	1,047	1.2%	463	0.1%
Fresh start accounting adjustments	575,491	179.4%	—	—	—	—
Gain on early extinguishment of debt	749,821	233.7%	—	—	—	—

Income before income tax provision	1,276,725	398.0%	7,816	9.1%	38,724	11.5%
Income tax provision	—	—	(3,000)	(3.5)%	(21,754)	(6.5)%

Net income	1,276,725	398.0%	4,816	5.6%	16,970	5.0%
Preferred dividends and accretion	(4,855)	(1.5)%	(2,679)	(3.1)%	(6,084)	(1.8)%
Reorganization Item — accretion of Liquidation preference	(4,715)	(1.5)%	—	—	—	—
Gain on extinguishment of preferred stock	80,346	25.0%	—	—	—	—

Income available to common stockholders	$1,347,501	420.0%	$2,137	2.5%	$10,886	3.2%

Discussion of the Results of Operations for the Year Ended December 31, 2003 to the Results for the period October 8, 2002 to December 31, 2002 and for the Year Ended December 31, 2001 to the period January 1, 2002 to October 7, 2002.

      Our financial statements present separate operating results and cash flows for the Predecessor Company for periods prior to our emergence from the chapter 11 proceedings, as well as operating results and cash flows for the Reorganized Company after our emergence from the chapter 11 proceedings. The Predecessor

Company had no results of operations after the Effective Date, which was October 7, 2002 for accounting purposes, and the Reorganized Company had no results prior to the Effective Date. The Predecessor Company results reflect the application of “fresh-start” accounting that resulted from our chapter 11 reorganization. Consequently, the Predecessor and Reorganized Company results of operations and cash flows are not comparable. The Predecessor Company had nine months and seven days of results and the Reorganized Company had two months and twenty-four days of results through December 31, 2002 and the Predecessor Company had twelve months of operations in 2001.

      A discussion of the twelve month period ended December 31, 2003 to the two months and twenty-four day period from October 8 to December 31, 2002 for the Reorganized Company and comparison of the twelve month period ended December 31, 2001 to the nine months and seven day period from January 1 to October 7, 2002 for the Predecessor Company is not meaningful since the primary explanation for changes in items is the significant difference in the number of months included in each period. Accordingly, a detailed comparison of the results of operations for these periods is not presented.

      However, discussions regarding certain operating trends in revenues and operating expenses are meaningful to an understanding of our fiscal 2003 results. Those discussions have been incorporated into the sections “Discussion of the Results of Operations for the Twelve Months Ended December 31, 2002 and 2003” and “Discussion of the Results of Operations for the Years Ended December 31, 2001 and 2002,” presented below.

Discussion of Results of Operations for the Twelve Months Ended December 31, 2002 and 2003

     Consolidated Revenues

	2002		2003

		% of		% of	Fluctuation
		Revenues		Revenues	2002 to 2003

Service, rent and maintenance	$378,138	93.1%	$318,926	94.7%	$(59,212)
Product sales	28,134	6.9%	17,933	5.3%	(10,201)

Total revenues	$406,272	100.0%	$336,859	100.0%	$(69,413)
Non-paging service, rent and maintenance	$6,984	1.7%	$6,182	1.8%	$(802)
ARPU	$6.84		$7.98		$1.14
Ending subscribers in service	3,719,384		3,464,944		(254,440)
Average units in service	4,515,462		3,264,180		(1,251,282)

     Selected Operating Expenses

	2002		2003

		% of		% of	Fluctuation
		Revenues		Revenues	2002 to 2003

Service, rent and maintenance	$112,254	27.6%	$94,098	27.9%	$(18,156)
Cost of products sold	14,166	3.5%	4,804	1.4%	(9,362)
Selling and marketing	62,311	15.3%	40,026	11.9%	(22,285)
General and administrative	134,409	33.1%	95,388	28.3%	(39,021)

Total	$323,140	79.5%	$234,316	69.5%	$(88,824)

Consolidated Revenues

      Service, rent and maintenance revenues decreased to $318.9 million for the twelve months ended December 31, 2003, from $378.1 million for the twelve months ended December 31, 2002, as the number of units in service decreased from approximately 3.7 million at December 31, 2002 to 3.5 million at December 31, 2003. Product sales revenues decreased to $17.9 million or 36.3% for the twelve months ended December 31, 2003, from $28.1 million for the twelve months ended December 31, 2002. Absent the service, rent and maintenance revenues and product sales related to the assets acquired from Weblink of $9.1 million, the respective decrease in service, rent and maintenance revenues and product sales would have been $68.0 million and $10.5 million, respectively. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

      The following provides discussion of fluctuations in our net revenues based upon the underlying airtime service provided (traditional or advanced messaging). (All dollars in thousands except per unit information):

	2002		2003

		% of		% of	Fluctuation
		Revenues		Revenues	2002 to 2003

TRADITIONAL REVENUES
Service, rent and maintenance	$319,454	94.4%	$260,118	94.4%	$(59,336)
Product sales	18,926	5.6%	15,362	5.6%	(3,564)

Total revenues	$338,380	100.0%	$275,480	100.0%	$(62,900)

Non-paging service, rent and maintenance	$6,984	2.1%	$6,182	2.2%	$(802)
ARPU	$6.06		$6.94		$0.88
Ending subscribers in service	3,514,217		3,105,081		(409,136)
Average units in service	4,294,411		3,051,326		(1,243,085)

      Traditional service, rent and maintenance revenues decreased to $260.1 million for the twelve months ended December 31, 2003 from $319.5 million for the twelve months ended December 31, 2002. During 2003, the number of subscribers receiving our services decreased approximately 0.4 million to 3.1 million units from December 31, 2002 and the average number of units in service for the twelve months ended December 31, 2002 and 2003 decreased from 4.3 million to 3.1 million over the respective periods. From December 31, 2002, units serviced through direct distribution channels decreased approximately 40,000. Excluding units acquired in the Weblink asset acquisition, this decrease would have been approximately 255,000 units. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; and technological alternatives of other wireless products. From December 31, 2002, units provided through indirect distribution channels decreased approximately 369,000. Excluding units acquired primarily in the Weblink transaction, this decrease would have been approximately 582,000 units. The decrease in the number of units receiving services through indirect distribution channels was mainly the result of a decrease in consumer demand for traditional paging products in the channel due to technological alternatives such as PCS and cellular phones that have shifted consumer demand away from traditional paging products. Our traditional revenues included approximately $4.1 million related to the traditional subscriber units we acquired mainly from the Weblink asset acquisition. Absent this acquisition, the decrease in traditional service, rent and maintenance revenues would have been $63.4 million.

      Traditional ARPU for the twelve months ended December 31, 2003 increased $0.88 to $6.94 from $6.06 for the twelve months ended December 31, 2002. The increase in ARPU was the result of the continued shift between the number of subscriber units serviced through direct distribution channels compared to indirect distribution channels.

      In 2004, we expect that revenue generated from traditional services will continue to decrease in the foreseeable future which will result in reductions in future service, rent and maintenance revenues due to a lower volume of subscribers. We believe that the units acquired in the Weblink transaction will enable us to generate a higher level of service, rent and maintenance revenue than we would have otherwise been able to achieve absent the acquisition. Decreases in unit levels from December 31, 2003 are expected to occur due to the continued pressures of competing technologies attracting existing subscribers and competitive pricing of paging and other wireless alternatives to paging products. Although we have a concerted customer retention program, there is no guarantee that the rate of revenue erosion will slow.

      Product sales from traditional paging decreased $3.5 million to $15.4 million for the twelve months ended December 31, 2003 from $18.9 million for the twelve months ended December 31, 2002 and was flat as a percentage of revenues at 5.6%. Fluctuations in traditional product sales were primarily the result of a lower volume of paging devices sold through our direct distribution channels during 2003.

	2002		2003

		% of		% of	Fluctuation
		Revenues		Revenues	2002 to 2003

ADVANCED MESSAGING REVENUES
Service, rent and maintenance	$58,684	86.4%	$58,808	95.8%	$124
Product sales	9,208	13.6%	2,571	4.2%	(6,637)

Total revenues	$67,892	100.0%	$61,379	100.0%	$(6,513)

ARPU	$22.40		$23.02		$0.62
Ending subscribers in service	205,167		359,863		154,696
Average units in service	218,306		212,854		(5,452)

      Advanced messaging service, rent and maintenance revenues increased to $58.8 million for the twelve months ended December 31, 2003 from $58.7 million for the twelve months ended December 31, 2002. Of this increase, approximately $4.8 million was the result of revenue recognized on the subscriber units acquired in the Weblink transaction. Excluding these revenues, service rent and maintenance revenue would have decreased $4.6 million for the period due to a lower volume of units receiving services in our legacy unit base. During 2003 the number of units receiving our two-way services increased approximately 155,000 to 360,000 subscribers from December 31, 2002 including 184,000 acquired from Weblink and the average number of units in service for the twelve months ended December 31, 2002 and 2003 decreased from 218,000 to 213,000 over the respective periods. Excluding units acquired in the Weblink asset acquisition we would have had net deactivations in subscribers of approximately 29,000 units. ARPU for the twelve months ended December 31, 2003 increased $0.62 to $23.02 from $22.40 for the twelve months ended December 31, 2002.

      In 2004, we expect that revenue generated from advanced messaging services will increase from 2003 results due to the higher number of units in service on December 31, 2003 compared to December 31, 2002. We expect our unit levels receiving advanced messaging services will decrease from December 31, 2003 totals due to competitive pricing and technological alternatives offered by other wireless providers however, we expect that our average units in service will be higher throughout 2004 than 2003 and as a result we expect to generate an increase in service, rent and maintenance revenue from advanced messaging services, however, average revenue per unit is expected to decrease from 2003 ARPU as the result of a higher volume of indirect units in service primarily in our carrier services unit.

      Product sales from advanced messaging operations decreased to $2.6 million for the twelve months ended December 31, 2003 from $9.2 million for the twelve months ended December 31, 2002. The decrease in product sales was the result of selling a lower number of devices through our direct distribution channel during 2003 and the placement of a greater number of units that were leased to subscribers during the period.

Operating Expenses

      Service, rent and maintenance expenses — Service, rent and maintenance expenses decreased to $94.1 million for the twelve months ended December 31, 2003 from $112.3 million for the twelve months ended December 31, 2002 and increased as a percentage of revenue from 27.6% in 2002 to 27.9% in 2003. Monthly service, rent and maintenance expense per unit increased $0.33 from $2.07 per unit for the twelve months ended December 31, 2002 to $2.40 per unit in 2003. Service, rent and maintenance expenses for 2003 included approximately $6.6 million of expenses associated with the Weblink assets. Excluding these costs, the decrease in these expenses would have been $24.7 million. This decrease was a result of a decreases in subscriber line costs of $3.4 million, a decrease in transmitter and technical facility rents of $0.8 million, salaries and other compensation of $2.5 million, repair and maintenance costs of $2.4 million and dispatching and third party paging costs of $9.0 million. Such decreases were the result of rationalization and re-negotiation of dispatching and telecommunication contracts; lower compensation expenses from fewer engineering and inventory fulfillment positions and other cost cutting initiatives undertaken in connection with the events described earlier. The increase in monthly average service, rent and maintenance expenses per unit was the result of these events offset by the impact of a lower average number of units in service for 2003. We expect that service, rent and maintenance expenses will increase in 2004 as a result of a full year’s influence of the Weblink acquisition on our operating expenses, although decline on a quarterly basis throughout 2004 as the integration and rationalization of network infrastructure continues.

      Cost of products sold — Cost of products sold decreased to $4.8 million for the twelve months ended December 31, 2003 from $14.2 million for the twelve months ended December 31, 2002. As a percentage of total revenues, cost of products sold decreased from 3.5% in the 2002 period to 1.4% in 2003. The decrease in cost of products sold was primarily the result of a lower volume of traditional and advanced messaging devices sold during 2003 and a lower device unit cost as a result of the revaluation of the devices cost basis that occurred upon our emergence from the chapter 11 proceedings in October 2002.

      Selling and Marketing — Selling and marketing expenses decreased to $40.0 million for the twelve months ended December 31, 2003 from $62.3 million for the twelve months ended December 31, 2002 and decreased as a percentage of revenues from 15.3% in 2002 to 11.9% in 2003. Our selling and marketing expenses for 2003 included selling expenses of approximately $1.0 million associated with the Weblink assets. Excluding these expenses, our selling and marketing expenses decreased $23.3 million for 2003. This decrease was primarily the result of the reductions in sales positions in 2003 and the reductions in the following functional expenses; salaries and commissions of $17.8 million, travel related expenses of $1.4 million, and a reduction in print and media advertising of $1.5 million. Monthly selling and marketing expense per unit decreased $0.13 from $1.15 per unit in 2002 to $1.02 in 2003. We expect that selling and marketing expenses will continue to decrease in 2004 at a rate slower than that experienced in 2003.

      General and administrative expenses — General and administrative expenses decreased to $95.4 million for the twelve months ended December 31, 2003 from $134.4 million for the twelve months ended December 31, 2002 and decreased as a percentage of net revenues from 33.1% in 2002 to 28.3% in 2003. Our general and administrative expenses for 2003 included approximately $1.9 million associated with operating assets acquired from Weblink. Excluding these expenses, general and administrative expenses decreased $40.9 million for 2003. This decrease was primarily the result of the following functional expense reductions for 2003; decreases of salaries and compensation related expenses of $9.4 million due to fewer employee positions; reductions of bad debt expenses of $12.9 million primarily due to improved collections and lower levels of accounts receivable from the reduction in revenues; decrease in facility rents of $4.3 million due to a reduction in the number of our field offices; reductions of telephone expenses of $5.3 million due to fewer calls to our call centers due to less units in service and $10.7 million of other expense reductions due to several cost containment initiatives that focused on the back office centralization and rationalization partially offset by $600,000 of expenses incurred on merger and acquisition activities in the fourth quarter 2003.

      General and administrative expenses included stock-based compensation of $679,000 for the twelve months ended December 31, 2002, which included non-cash compensation expense associated with series A preferred issued to certain members of our executive management at the time of our emergence from the chapter 11 proceedings. Stock-based compensation for the twelve months ended December 31, 2003 was $1.7 million and included non-cash compensation related to the series A preferred issuance described above and expense recognized from the issuance of options to purchase up to 410,000 shares of our common stock granted to members of senior management and the board of directors during 2003. During the fourth quarter of 2003, we incurred approximately $600,000 of legal and financial advisory fees and expenses in connection with our efforts, including due diligence and negotiation, on a potential strategic business combination transaction. Through February 2004, we have incurred an additional $600,000 of expenses and expect to incur additional expenses in March and into the second quarter of 2004 related to such efforts. We have not reached an agreement on all terms of the transaction and there can be no assurance that an agreement will be reached or, if reached, that the regulatory and shareholder approval and other prerequisites to consummation would be satisfied.

      Monthly general and administrative expenses per unit decreased $0.04 from $2.48 in 2002 to $2.44 per unit in 2003 as a result of these events and the impact of a lower average number of units in service for 2003.

We expect that general and administrative expenses in 2004 will continue to decrease on a full-years basis compared to 2003 as the integration of the operating assets acquired from Weblink is completed.

      Restructuring expenses — Restructuring related expenses for the year ended 2003 were approximately $6.8 million and consisted of severance and other expenses incurred to implement the plan our Board of Directors approved in February 2003 as described earlier.

      Depreciation and amortization expenses decreased to $37.9 million for the twelve months ended December 31, 2003 from $63.3 million for the same period in 2002. Such expenses for 2003 consisted of depreciation for infrastructure and subscriber equipment of $33.6 million and the amortization of intangible assets of $4.3 million. The decrease for 2003 was due primarily to the revaluation of our long-lived assets which occurred in connection with fresh-start accounting on October 8, 2002.

      Interest expense for 2003 was $7.1 million and was comprised of $0.5 million cash interest paid on the senior notes issued under our plan of reorganization, $3.8 million related to the issuance and accretion of the PIK Notes issued under our plan of reorganization, and the remaining balance of interest on other long-term liabilities. Interest expense for 2002 was $41.9 million and was primarily composed of interest on debt that was extinguished through our plan of reorganization.

      Interest expense dividends and accretion of series A preferred — consisted of dividends paid on the series A preferred on September 30, 2003 and December 31, 2003 of $2.5 million and $1.8 million, respectively and accretion relating to the amortization of the discount on the series A preferred of $8.1 million for the six months ended December 31, 2003 pursuant to the provisions of SFAS No. 150. For the period October 8 to December 31, 2002 and through June 30, 2003, the Reorganized Company had previously recognized dividend and accretion of the series A preferred as a reduction after net income in the computation of income available to common stockholders.

      Income tax provision — Income tax provision increased to $21.8 million for the twelve months ended December 31, 2003 from $3.0 million for the same period in 2002. The provision for 2003 was for a twelve month period at an effective tax rate of 56.2%. For purposes of determining the provision and the effective tax rate, interest expense related to accretion and dividends on series A preferred stock and accretion on the PIK notes were excluded from our taxable income computation, which resulted in a 12.4 percentage point increase of our effective income tax rate. During 2003, we made cash payments for income taxes of approximately $1.3 million. We anticipate recognition of provisions for income taxes to be required for the foreseeable future and the payment of income taxes. Please refer to “Income Taxes” under Liquidity and Capital Resources and “Accounting for Income Taxes” under Critical Accounting Policies.

Discussion of the Results of Operations for the Twelve Months Ended December 31, 2002 and 2001

	2001		2002

		% of		% of	Fluctuation
		Revenues		Revenues	2001 to 2002

CONSOLIDATED REVENUES
Service, rent and maintenance revenues	$460,448	91.4%	$378,138	93.0%	$(82,310)
Product sales	43,225	8.6%	28,134	7.0%	(15,091)

Total revenues	$503,673	100.0%	$406,272	100.0%	$(97,401)

Non-paging service, rent and maintenance	$9,951		$6,984		$(2,967)
ARPU	$6.41		$6.84		$0.43
Ending units in service	5,455,065		3,719,384		(1,735,681)
Average units in service	5,854,719		4,515,462		(1,339,257)

	2001		2002

		% of		% of	Fluctuation
		Revenues		Revenues	2001 to 2002

Selected Operating Expenses
Service, rent and maintenance	$139,326	27.7%	$112,254	27.6%	$(27,072)
Cost of products sold	26,176	5.2%	14,166	3.5%	(12,010)
Selling and marketing	92,481	18.4%	62,311	15.3%	(30,170)
General and administrative	161,161	32.0%	134,409	33.1%	(26,752)

Total	$419,144	83.3%	$323,140	79.5%	$(96,004)

Revenues

      Service, rent and maintenance revenues decreased to $378.1 million for the twelve months ended December 31, 2002 from $460.4 million for the twelve months ended December 31, 2001, as the number of units in service decreased from approximately 5.5 million at December 31, 2001 to 3.7 million at December 31, 2002. Product sales revenue decreased to $28.1 million or for the twelve months ended December 31, 2002, from $43.2 million for the twelve months ended December 31, 2001. Please refer to the discussion below of traditional paging revenues and advanced messaging revenues for further details.

      The following provides discussion of fluctuations in our net revenues based upon the underlying service provided (traditional or advanced messaging). (All dollars in thousands except per unit information):

	2001		2002

		% of		% of	Fluctuation
		Revenues		Revenues	2001 to 2002

TRADITIONAL REVENUES
Service, rent and maintenance	$414,521	91.9%	$319,454	94.4%	$(95,067)
Product sales	36,689	8.1%	18,926	5.6%	(17,763)

Total revenues	$451,210	100.0%	$338,380	100.0%	$(112,830)

Non-paging service, rent and maintenance	$9,951		$6,984		$(2,967)
ARPU	$5.93		$6.06		$0.13
Ending units in service	5,223,621		3,514,217		(1,709,404)
Average units in service	5,682,734		4,294,411		(1,388,323)

      Traditional paging service, rent and maintenance revenue decreased to $319.5 million for the twelve months ended December 31, 2002 from $414.5 million for the twelve months ended December 31, 2001. In the 2002 combined period ended December 31, 2002 the number of subscribers receiving airtime services decreased approximately 1.7 million to 3.5 million subscribers. Of this decrease, approximately 25% occurred in our direct distribution channels and 75% occurred in our indirect distribution channels. The decrease in revenue and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; and the conversion of subscribers to our advanced messaging services. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our desire to increase the ARPU in this relatively low ARPU distribution channel. ARPU increased $0.13 to $6.06 from 2001.

      Product sales from traditional paging decreased to $18.9 million for the twelve months ended December 31, 2002 from $36.7 million for the twelve months ended December 31, 2001 and decreased as a percentage of net revenues from 8.1% in 2001 to 5.6% for the twelve months ended December 31, 2002. Fluctuations in traditional product sales were the result of a reduction in the number of subscriber units sold through direct distribution channels in 2002.

	2001		2002

		% of		% of	Fluctuation
		Revenues		Revenues	2001 to 2002

ADVANCED MESSAGING REVENUES
Service, rent and maintenance	$45,927	87.5%	$58,684	86.4%	$12,757
Product sales	6,536	12.5%	9,208	13.6%	2,672

Total revenues	$52,463	100.0%	$67,892	100.0%	$15,429

ARPU	$22.25		$22.40		$0.15
Ending units in service	231,444		205,167		(26,277)
Average units in service	171,985		218,306		46,321

      Advanced messaging service, rent and maintenance revenue increased to $58.7 million for the twelve months ended December 31, 2002 from $45.9 million for the twelve months ended December 31, 2001. The increase in service, rent and maintenance revenues was the result of a greater average number of subscribers in service in 2002 than in 2001; and a more weighted shift in product placements into our direct distribution channels in 2002. ARPU for the combined period ended December 31, 2002 increased by $0.15 to $22.40 from $22.25 in December 31, 2001.

      Product sales — Product sales from advanced messaging operations increased to $9.2 million or 40.1% for the twelve months ended December 31, 2002 from $6.5 million for the twelve months ended December 31, 2001. The increase in product sales was the result of selling a greater number of devices through our direct distribution channel during 2002 than 2001 as a result of a higher volume of placements made during 2002.

Operating Expenses

      Service, rent and maintenance expenses — Service, rent and maintenance expenses decreased to $112.3 million for the twelve months ended December 31, 2002 from $139.3 million for the twelve months ended December 31, 2001 and decreased as a percentage of total revenues from 27.7% in 2001 to 27.6% in 2002. Monthly service, rent and maintenance expense per unit increased from $1.91 per unit in 2001 to $2.07 per unit in the 2002 combined period. The decrease of $27.1 million for 2002 in these expenses was primarily the result of $3.0 million in subscriber line costs, $2.2 million in rent and tower site costs, $4.2 million in salary and compensation and $9.6 million in dispatching and third party paging carrier costs and a reduction of $8.1 million in other expenses. Such decreases were the result of rationalization and re-negotiation of dispatching and subscriber lines costs; lower compensation expenses from a smaller workforce and other cost cutting initiatives undertaken in connection with the preparation for or implementation of our plan of reorganization. The increase in monthly average service, rent and maintenance expenses per unit was the result of the above events and the impact of a lower average number of units in service for 2002.

      Cost of products sold — Cost of products sold decreased to $14.2 million for the twelve months ended December 31, 2002 from $26.2 million for the twelve months ended December 31, 2001. The decrease in cost of products sold was primarily the result of a lower volume of traditional devices sold during 2002 and a lower device unit cost as a result of the revaluation of the devices basis that occurred upon our emergence from the chapter 11 proceedings in October 2002 partially offset by a higher volume of advanced messaging units sold in 2002.

      Selling and Marketing — Selling and marketing expenses decreased to $62.3 million for the twelve months ended December 31, 2002 from $92.5 million for the twelve months ended December 31, 2001 and decreased as a percentage of total revenues from 18.4% in 2001 to 15.3% in 2002. The overall expense decrease of $30.2 million was primarily the result of expense reductions of $22.1 million in salaries and commissions and other related expenses as a result of a smaller sales and marketing force, and a $2.6 million reduction in print and media advertising. Monthly selling and marketing expense unit decreased from $1.27 per unit in 2001 to $1.15 per unit in 2002 as a result of the above described events and the impact of a lower average number of units in service for 2002.

      General and administrative expenses — General and administrative expenses decreased to $134.4 million for the twelve months ended December 31, 2002 from $161.2 million for the twelve months ended December 31, 2001 and increased as a percentage of total revenues from 32.0% in 2001 to 33.1% in 2002. The overall expense decrease of $26.8 million was primarily the result of the following functional expense reductions: decreases of salaries and compensation expense reductions of $8.2 million due to fewer employee positions; reductions of bad debt expenses of $5.8 million primarily as a result improved collections experience and lower levels of accounts receivable; decreases in facilities rents of $5.0 million primarily as a result of closures of our company-owned stores channel and $7.8 million of other expenses primarily the result of several cost containment initiatives that focused on the back office centralization and rationalization related to the preparation for or implementation of our plan of reorganization. Monthly general and administrative expenses per unit increased $0.19 from $2.21 in 2001 to $2.40 per unit in 2002 as a result of these events and the impact of a lower average number of units in service for 2002.

      Reorganization expenses — Reorganization expenses increased to $19.0 million for the twelve months ended December 31, 2002 from $15.0 million for the twelve months ended December 31, 2001. Such costs for 2002 included approximately $10.6 million costs incurred for legal, financial and investment banking services received in connection with our debt restructuring and chapter 11 proceedings described herein, severance costs of approximately $3.2 million and facility lease exit costs of approximately $4.7 million related to a 2002 operational restructuring.

      Depreciation expenses decreased to $61.3 million for the twelve months ended December 31, 2002 from $111.5 million for the twelve months ended December 31, 2001. The decrease in depreciation expense resulted mainly from a reduction in the basis of our assets, due to the impairment charges taken during the second and fourth quarters of 2001 and the revaluation of our long-lived assets which occurred in connection with fresh start accounting on October 8, 2002.

      Amortization expenses decreased to $1.9 million for the twelve months ended December 31, 2002 from $74.4 million for the twelve months ended December 31, 2001. The decrease was primarily the result of a lower basis of intangible assets as a result of the impairment write-downs which occurred in the three months ended June 30, 2001 and December 31, 2001, in which goodwill and intangible assets were completely written off.

      In 2001, we incurred an impairment on long-lived assets of $387.9 million. Factors that indicated an impairment of long-lived assets had occurred included a continued reduction in revenues and operating cash flows, the termination of a former merger agreement we had with Weblink and continuing competitive industry and economic conditions. The amount of write down in each period was equal to the amount by which the carrying value of our long-lived assets exceeded the estimated future discounted cash flows of such assets over their estimated useful lives.

      Interest expense decreased to $41.9 million for the twelve months ended December 31, 2002 from $100.7 million for the twelve months ended December 31, 2001. The decrease was the result of the cessation of interest accruals on the Predecessor Company’s senior subordinated notes from June 3, 2002 through October 7, 2002, partially offset by $2.6 million of interest expense that accrued on the notes issued in connection with the plan of reorganization and other liabilities.

      In connection with our emergence from chapter 11, the Predecessor Company recognized a net gain of $749.8 million resulting from the discharge and termination of debt incurred before the bankruptcy filing and a net gain of $575.5 million resulting from our fresh start accounting adjustments. See Note 2 to the consolidated financial statements.

      In connection with our emergence from chapter 11, we recorded a gain of $80.3 million related to the cancellation of the Predecessor Company preferred stock. See Note 2 to the consolidated financial statements.

      Net income for the twelve months ended December 31, 2002 was $1.3 billion as a result of the factors described above including the net gains of $749.8 million that resulted from the debt discharge and the $575.5 million that resulted from our fresh start accounting adjustments. In 2001, we incurred a net loss of

$612.8 million as a result of the factors described above which included the impairment of certain long-lived assets of $387.9 million.

Liquidity and Capital Resources

      Our liquidity position at December 31, 2003 consisted of cash and cash equivalents of approximately $35.6 million. Our principal source of cash is our net cash provided by operating activities. We anticipate net cash provided by operating activities together with our cash and cash equivalents at December 31, 2003, will be adequate to meet our anticipated cash requirements for the foreseeable future. In the event that our net cash provided by operating activities and cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to forgo planned capital expenditures, sell assets or seek additional financing.

Cash Flows

	Twelve Months Ended
	December 31,
($’s in thousands)
	2002	2003

Net cash provided by operating activities	$51,084	$95,604
Net cash used in investing activities	$(26,890)	$(4,876)
Net cash used in financing activities	$(799)	$(102,656)

      Net cash provided by operating activities increased $44.5 million for the twelve months ended December 31, 2003 to $95.6 million from $51.1 million for the twelve months ended December 31, 2002. The increase was the result of the decrease in total revenues for 2003 more than offset by reductions in our total of cost of products sold, service, rent and maintenance, selling and marketing and general and administration expenses; and changes in working capital.

      Net cash used in investing activities decreased $22.0 million to $4.9 million for the twelve months ended December 31, 2003 from $26.9 million for the combined twelve month period ended December 31, 2002. The decrease was primarily the result of lower capital expenditures in 2003, which included expenditures of approximately $7.3 million for pager devices and $2.3 million for paging infrastructure and computer related equipment. Investing activities also reflected the impact of cash balances of $4.2 million acquired along with the Weblink assets offset by cash paid of approximately $1.0 million for customer contracts and the business assets of another paging carrier. Total capital expenditures for 2004 are expected to increase to $18.0 million including estimated expenditures of up to $2.0 million required to integrate the satellite transmission and billing platforms acquired from Weblink. The amount of actual capital required will depend on a number of factors including subscriber additions and device replacement requirements of current subscribers; competitive conditions and technological developments.

      Net cash used in financing activities increased $101.9 million to $102.7 million for the twelve months ended December 31, 2003 from $799,000 for the twelve months ended December 31, 2002. The increase was the result of the repayments in full of our senior secured and subordinated PIK notes and redemptions of series A preferred stock issued in connection with the plan of reorganization. During 2003, we repaid $81.5 million representing all obligations outstanding under our senior secured notes and subordinated PIK notes issued in connection with the plan of reorganization. Such repayments were made between January and June 30, 2003. In addition, on September 30, 2003, 1,797,103 shares of series A preferred were redeemed at approximately $11.13 per share or an aggregate $20.0 million. We expect to redeem all remaining shares of the series A preferred during the second quarter of 2004.

Debt, Preferred Stock and Other Obligations:

	December 31,
($’s in thousands)
	2002	2003

Senior secured note(a)	$60,000	$—
Subordinated PIK note(a)	$20,559	$—
Series A preferred(a)	$62,071	$46,700
Other debt, including capital lease	$2,328	$856
Long-term liabilities	$13,693	$3,492

(a)	Obligation reflected at face or liquidation value.

      Senior secured and subordinated PIK notes — As described above, all obligations were repaid under the senior secured and subordinated PIK notes issued in connection with the plan of reorganization between January 1, 2003 and June 30, 2003 with cash on hand at December 31, 2002 and net cash provided by operating activities from January 1, 2003 to June 30, 2003.

      Series A Preferred — In connection with the plan of reorganization, we issued 5,993,290 shares of series A preferred and may issue an additional 6,710 shares as we resolve any remaining general unsecured claims associated with our reorganization.

      Dividends accrue on the series A preferred at a rate of 15% per annum. Prior to July 1, 2003, these dividends compounded quarterly (but did not become payable) and increased the initial liquidation preference on the series A preferred from $10.0 per share on their issuance date in October 2002 to $11.129028 per share on June 30, 2003. Upon repayment in full of both the senior secured and subordinated PIK notes on June 30, 2003, dividends that accrued on the shares after this date are to be paid in cash at the end of each calendar quarter. During 2003, we paid cash dividends on the series A preferred of $4.2 million, which was reflected in “interest expense — dividends and accretion on series A preferred” on the accompanying statement of operations.

      After the full retirement of the senior secured and PIK notes on June 30, 2003, we gained the ability to begin to redeem shares of series A preferred on a mandatory or optional basis. We are required to redeem the shares of series A preferred on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash over $10.0 million. Unrestricted cash is defined as cash on hand with Metrocall Holdings, Inc, Metrocall, Inc. and Metrocall USA, Inc. excluding (i) cash necessary to make distributions pursuant to the Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by permitted liens.

      If required, mandatory redemptions are to be made no later than 65 days following the end of a fiscal quarter. Pursuant to the series A preferred certificate of designation, we are required to redeem a minimum number of shares having an aggregate liquidation preference of $5.0 million preference amount and to provide holders between 30 and 60 days notice of redemption with each redemption. We have the ability to redeem preferred shares at our option subject to the same minimum redemption amounts and notice requirements of a mandatory redemption. As of December 31, 2003, unrestricted cash balances held by Metrocall Holdings, Metrocall, Inc. and Metrocall USA totaled approximately $35.0 million. Based on this balance, we were required to redeem $25.0 million of preferred stock. As of December 31, 2003, Metrocall had a redemption of $20.0 million scheduled to be made on January 6, 2004 and subsequent to year-end scheduled a second redemption, as explained below for March 31, 2004. Pursuant to their certificate of designation, all of the shares of the series A preferred must be redeemed on or before December 31, 2006.

      In 2003, we had one redemption in which we redeemed approximately 1.8 million shares of series A preferred on September 30, 2003 for $20.0 million. As of December 31, 2003, we had approximately 4.2 million outstanding shares of series A preferred with an aggregate liquidation preference of $46.7 million. On January 6, 2004, we had a second redemption in which we redeemed an additional $20.0 million representing approximately 1.8 million shares. After this redemption, we had approximately 2.4 million outstanding shares of series A preferred with an aggregate liquidation preference of $26.8 million plus accrued dividends. On March 1, 2004, we announced that we would redeem an additional 1,797,103 shares with a liquidation preference of $11.129028 per share or $20.0 million. Upon completion of this redemption on March 31, 2004, we expect to have approximately 608,000 shares of series A preferred outstanding with an aggregate liquidation preference of $6.8 million.

      Other long-term liabilities — Long-term liabilities at December 31, 2003 decreased $10.2 million from $13.7 million at December 31, 2002 to $3.5 million. Such obligations as of December 31, 2002, consisted mainly of accrued engineering charges not yet payable to Weblink and transmitter removal obligations we had accrued pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.” We reflected an obligation of $10.0 million as of December 31, 2002 representing the net present value of engineering charges related to the use and construction of the two-way paging network provided by Weblink but not payable until October 2004. As a result of the Weblink asset acquisition, this obligation was eliminated in our accounting for the transaction.

      Income taxes — During 2003, we made cash payments of income taxes of approximately $1.3 million based upon our estimates of our taxable income for the year ended December 31, 2003 for Federal and state purposes. In 2004, based upon our anticipated business plan, the expected benefit of additional compensation expense from the anticipated exercise of stock options and the characteristics of our deferred tax assets, we expect to generate net taxable income that would require us again to pay income taxes in a range of $9.0 million to $11.0 million. To the extent that our taxable income or other assumptions vary from our expectations, our estimated cash requirements for income taxes may increase or decrease.

      Contractual Obligations — The following table sets forth our best estimate as to the amounts and timing of contractual payments for our financing obligations and contractual payment requirements for device purchase commitments and lease obligations of our offices, technical facilities and transmitter sites with lease terms ranging from 1 to 12 years as of December 31, 2003.

	Total	2004	2005	2006	2007	2008	Thereafter

Series A Preferred	$46,700	$46,700	$—	$—	$—	$—	$—
Capital lease obligations and other debt	898	864	34	—	—	—	—
Purchase commitments	13,382	7,425	3,828	2,129	—	—	—
Operating leases	118,552	44,173	31,822	19,787	14,391	6,959	1,420

	$179,532	$99,162	$35,684	$21,916	$14,391	$6,959	$1,420

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

     Revenue Recognition

      We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. Substan-

tially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way paging and ancillary equipment are recognized upon delivery. Prior to July 1, 2003 the we bundled the sale of two-way paging equipment with the related service and recognized the revenue and related cost of sales over the expected customer relationship which the company estimates is one year. Beginning July 1, 2003, we recorded revenue from two-way messaging equipment sales upon delivery.

     Impairment or Disposal of Long-Lived Assets

      We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

     Reserve for Doubtful Accounts

      Estimates are used in determining the reserve for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts as a percentage of net revenues; compare the ratio of the reserve to gross receivables to historical levels and monitor collection amounts and statistics. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same write-off rates experienced in the past, which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

     Accounting for Income Taxes

      We account for income taxes under the provisions of SFAS 109, Accounting for Income Taxes. Under the Statement, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities, less valuation allowances, if required. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred tax assets will be realized in future periods. This assessment requires significant judgment.

      When we emerged from the bankruptcy proceedings in October 2002, we established a valuation allowance against our net deferred tax assets since based on information available to us at that time, we believed it was more likely than not that the deferred assets would not be realized. During the fourth quarter of 2003, we determined based upon the operating and taxable income we generated subsequent to October 2002, repayment of our senior and subordinated PIK notes much earlier than expected, the redemptions and planned redemptions of our series A preferred stock and anticipated operating income and cash flows for future periods that it is more likely than not that certain of our deferred tax assets will be realized in the future and as such it was appropriate to release the valuation allowance recorded against those deferred tax assets.

      Under SFAS 109, a reduction in a deferred tax asset valuation allowance that existed as of the date of the fresh start accounting are first credited against intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. The partial release of the valuation allowance reduced the carrying amount of intangible assets by $3.0 million and $16.2 million for the period October 8, 2002 to December 31, 2002 and for the year ended December 31, 2003, respectively. After the reductions of the intangible assets recorded in connection with our fresh start accounting, additional paid-in capital was increased by $57.1 million related to deferred tax benefits realized in 2003 ($4.1 million) and deferred tax assets expected to be realized in the future ($53.1 million). We believe that it is more likely than not that our net deferred tax assets of $53.1 million will be recovered through reductions in tax liabilities in future periods.

     Stock-based Compensation

      In 2003, we implemented a stock option plan to help us continue to retain the best employees, and to better align employee interests with those of our shareholders. We issued options to purchase up to 410,000 shares of our common stock to certain key employees and members of the Board of Directors. We accounted for our option grants pursuant to SFAS No. 123, Accounting for Stock Compensation, which established a fair-value based method of accounting for stock compensation plans. We recognize the fair value of the option grant as compensation expense over the vesting period of the grant. We estimate the compensation expense for the 2003 grants will approximate $2.2 million over the total vesting period of which $0.8 million has been included in our general and administrative expenses for 2003.

     Fresh Start Accounting

      The accompanying financial statements for the period January 1 to October 7, 2002 have been prepared in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). Under SOP-90-7, the Company’s reorganization value was allocated to its tangible and identifiable intangible assets and liabilities, including debt, were recorded at their net present values.

Factors Affecting Future Operating Results

      There are various factors that could adversely affect our business, financial condition, prospects and results of operations. The principal factors are described below.

Over the past several years, technological advances and increased competition have resulted in reduced subscribers and revenues in the paging industry. In recent years, several paging companies, including ours, were subject to bankruptcy proceedings and had their debt restructured. The continued decline in the number of subscribers of traditional paging services and advanced messaging services has had and will likely continue to adversely impact our industry generally and our ability to generate cash flow.

      Between 1999 and 2003, published industry reports report a decrease in the number of traditional one-way paging units from over 40 million in 1999 to approximately 12 million in 2003. In 2002 and 2003, excluding the impact of the Weblink asset acquisition, we experienced a net decline in traditional paging units of 1.7 million and 0.8 million, respectively. Because of the fixed costs necessary to operate our paging infrastructure, subscription cancellations cannot be fully offset by expense reductions and, as a result, will likely adversely impact our cash flows.

      As a result of the decline in the number of our subscribers and excluding the impact of the Weblink asset acquisition, we have experienced a reduction in our annual revenues from $610.2 million in 1999 to $327.8 million in 2003, or 46.3% over that period. We believe that the number of traditional paging and advance messaging service subscribers will continue to decline for the foreseeable future. While we will make efforts to replace lost subscribers, the marketing and other expenses associated with adding subscriptions is high and could adversely affect our cash flow in the short-term if the replacement efforts are successful and in the longer term if they are not successful.

Technological advances by existing and new competitors in the wireless communications services industry will result in increased competition for our subscribers and could reduce our market share and revenues and harm our financial performance.

      We face intense competition for subscribers not only from other providers of traditional paging services such as Arch Wireless, Inc., Skytel, Inc., Verizon Wireless Messaging LLC, SBC Paging and others as well as large mobile telephone carriers such as AT&T Wireless, Cingular Wireless, Nextel, Sprint PCS, T-Mobile

and Verizon Wireless and others who have or are developing messaging services that perform comparable functions to our two-way narrowband PCS services. In addition, providers of e-mail and similar services available over PDAs such as Motient Corporation have also developed two-way messaging devices in competition with our messaging services. Increased competition from these providers might result in loss of existing or future subscribers, loss of revenues and increased expenses to stay competitive.

      Many of our competitors have longer operating histories and better brand recognition. Several of our competitors are large diversified telecommunications companies that serve several markets and possess financial, technical and other resources greater than those of Metrocall. Further advances in technology could lower the cost of competing services and/or products to a level at which Metrocall’s pricing for its services and products would cease to be competitive. We may not be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, and our revenues, profit margins, inventory costs and cash flows may be adversely affected by technological developments we will be required to remain competitive with other providers.

Our ability to maintain satisfactory relationships with our subscribers and deliver high-quality paging and messaging services could be compromised if satellite failures occur.

      Our ability to maintain and grow our subscriber base is dependent in large part on our ability to provide quality uninterrupted paging and messaging capability to our subscribers. A majority of our paging traffic is transmitted through our satellite facility in Stockton, California. Excluding paging traffic generated by the operating assets of Weblink Wireless that we acquired in November 2003, our satellite uplink facility in Stockton controls approximately 84% of the satellite controlled transmitters, while a third party uplink facility in Raleigh, North Carolina controls approximately 15% of such transmitters. Weblink’s traffic is controlled by ITC Deltacom, a third party satellite vendor in Atlanta, Georgia.

      The failure or disruption of transmissions by the Stockton facility or any of the other satellites and other facilities that transmit our paging traffic could disrupt our paging and messaging services and adversely affect our ability to retain or gain more subscribers and sustain or increase revenues.

Our inability to maintain cost reductions in the future to reflect reduced revenues and subscribers could adversely impact our cash flow and results of operations.

      Our reorganization plan, upon which we premised our exit from chapter 11 proceedings in October 2002, was predicated on refining our operating structure to reduce the costs required to operate our business. Since emerging from chapter 11, we have reduced our operating expenses and continue to review our technical infrastructure costs; inventory fulfillment and customer service provisioning; selling and marketing and general and administrative functions for additional cost savings. In light of technological advances in our industry, increased competition from numerous companies and other factors that may require us to make additional expenditures, we may not be able to continue the amount of cost reductions recognized in our legacy business operations at the same levels that we experienced in 2002 and 2003 and as a result growth in cash flow and our operating results may be adversely impacted.

We face challenges in integrating the assets we acquired from Weblink and, as a result, may not realize any or all of the expected benefits of the acquisition.

      Our acquisition of Weblink’s assets created potential risks, such as the difficulty of integrating the operations, technology and personnel of the combined operations; the disruption of our ongoing business, including loss of management focus on existing businesses; problems retaining key technical and managerial personnel; and additional expenses of acquired businesses. We may not succeed in addressing these risks and our failure to do so may cause us not to realize any or all of the anticipated benefits of the merger. Our failure to do so may have a material adverse effect on our business, financial conditions and operating results.

Our operations could be adversely impacted by any failure to obtain timely FCC approvals to renew, assign or transfer licenses necessary for our business.

      Our ability to operate and grow our business is predicated in substantial part on our ability to maintain FCC licenses. The licenses used in our business are issued by the FCC for terms of 10 years, although most renewal requests are routinely granted. We are also required to obtain FCC approval before we acquire radio licenses held by other companies, as well as transfers of controlling interests of third parties that hold radio licenses. Although we know of no reason to believe these applications would not be approved or granted based upon our experience to date, future renewal, assignment, transfer, major modification or new applications we file may not be approved or acted upon in a timely manner by the FCC. The FCC also has the authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its licensing and operating rules at any time and may impose fines for violations of its rules which could make it more difficult and costly for us to operate our business.

Changes in the regulations that govern our business might increase competition or make it more difficult or costly to operate our business or comply with its changes.

      The FCC has broad authority to propose and enact regulations that could adversely affect our business. For example, periodic FCC auctions of new wireless licenses, or future FCC regulations which may make new spectrum available for wireless services, may increase competition by allowing more providers to enter the wireless market at relatively modest costs. In January 2004, the FCC also established new spectrum lease rules, which will provide companies greater flexibility to lease airtime from FCC licensee holders and increase the level of competition to which we are subject. Other initiatives currently being considered, such as rules for “smart” radio receivers or new means of calculating acceptable levels of interference, if adopted, could increase unlicensed wireless operations and competition in the market.

      Although Congress has generally limited the rights of states to regulate market entry and the rates charged by commercial mobile radio service, or CMRS, providers like us, the states retain the ability to regulate “other terms and conditions” of CMRS services. We therefore remain subject to state consumer protection, “health and safety” and similar laws, as well as local zoning ordinances affecting our tower sites. Additionally, state public utility commissions have the authority to approve our interconnection agreements with local telephone carriers.

      These changes and any other changes to the laws, rules and regulations to which we are subject may result in further competition in the already highly competitive wireless telecommunications industry and make it more difficult or costly to operate our business.

If we are unable to retain key management personnel, including our current president and chief executive officer, we might not be able to find suitable replacements on a timely basis and our business operations could be adversely affected.

      Our existing operations and our ability to achieve our goals to maximize net cash provided by operating activities are dependent to a significant extent upon the efforts and abilities of certain key individuals, including our President and Chief Executive Officer, Vincent D. Kelly. Mr. Kelly has substantial expertise and experience in the paging and messaging industry, knows the intricacies of our business operations and is responsible for the development and implementation of our current business strategy. We have an employment contract with Mr. Kelly, which includes a two-year non-compete for a termination of employment for any reason. We do not carry “key man” life insurance on any senior executive. If we are unable to retain Mr. Kelly or lose his services, it is unlikely we could find someone to replace him that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if we are able to identify a suitable replacement, our business would be impaired from the disruption associated with changes in management.

Comparisons of recent results with prior periods are difficult because we adopted fresh-start accounting when we emerged from bankruptcy.

      Upon emergence from bankruptcy in October 2002, the principles of fresh-start financial accounting were adopted as described in Note 2 to our consolidated financial statements. Our adoption of fresh-start accounting means that our consolidated financial statements for recent periods prepared on this basis are not comparable with our consolidated financial statements for periods prior to our emergence from chapter 11 proceedings. This lack of comparability may make it more difficult for investors to evaluate our financial condition and results of operations.

The rights of our preferred stockholders to control the vote of all matters presented to our stockholders, including the election of directors, could adversely affect our common stockholders.

      So long as any our series A preferred remains outstanding, the holders of the preferred stock maintain the right to cast 95% of the votes generally on all matters that may be brought to our stockholders. Accordingly, our preferred stockholders control the power to elect our directors and officers, to appoint new management and to approve substantially all actions requiring the approval of our stockholders, including adopting amendments to our charter and bylaws and approving mergers, acquisitions or sales of all or substantially all of our assets or any other significant transaction requiring stockholder approval.

      The interests of the preferred stockholders could conflict with the interests of common stockholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the preferred stockholders might conflict with your interests as a common stockholder. Our preferred stockholders also may have an interest in approving mergers, acquisitions, divestitures, financings or other transactions that, in their judgment, could protect their investment, even though such transactions might involve risks to you, as holders of our common stock.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We do not believe that our preferred stock is subject to significant market risk.

ITEM 8.	Financial Statements and Supplemental Data

Page
Description	Number

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	F-2
Report of Arthur Andersen LLP, Independent Public Accountants	F-4
Consolidated Balance Sheets, as of December 31, 2002 and 2003	F-5

Consolidated Statements of Operations for the years ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
F-6

Consolidated Statements of Stockholders’ Equity/(Deficit) for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003
F-8
Notes to Consolidated Financial Statements	F-9

Schedule II: Valuation and Qualifying Accounts for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
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

      Arthur Andersen’s reports on our consolidated financial statements for each of the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. However, they did issue a modified audit report for these time periods to reflect their concern that Metrocall may not be able to continue as a going concern in the future.

      During the year ended December 31, 2001 and the interim period between December 31, 2001 and the date of Arthur Andersen’s dismissal, there were no disagreements between us and Arthur Andersen on any matter of accounting principle, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years.

      During the years ended December 31, 2001 and through the date of their appointment as our independent auditors, neither us nor anyone acting on our behalf consulted Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	Controls and Procedures

      As of the end of the period covered by this annual report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in reports that we file with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subject to the date of our last evaluation.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements

      The following financial statements are included in Part II Item 8

Page
Description	Number

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	F-2
Report of Arthur Andersen LLP, Independent Public Accountants	F-4
Consolidated Balance Sheets, as of December 31, 2002 and 2003	F-5

Consolidated Statements of Operations for the years ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
F-6

Consolidated Statements of Stockholders’ Equity/(Deficit) for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003
F-8
Notes to Consolidated Financial Statements	F-9

Schedule II: Valuation and Qualifying Accounts for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003
S-1

      All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (b) Reports on Form 8-K

      Form 8-K dated October 6, 2003 and filed October 17, 2003 reporting a press release regarding Metrocall’s effecting a 5 for 1 common stock split through a stock dividend.

      Form 8-K dated November 10, 2003 and filed November 13, 2003 reporting a press release regarding the company’s third quarter 2003 operating results.

      Form 8-K dated November 19, 2003 and filed November 21, 2003 regarding Metrocall’s acquisition of certain assets and the assumption of certain liabilities of Weblink Wireless, Inc.

      Form 8-K dated and filed December 2, 2003 reporting a press release regarding Metrocall’s announcement of plans to redeem shares of its series A preferred stock with an aggregate liquidation preference of $20.0 million.

      Form 8-K dated and filed December 3, 2003 regarding Metrocall’s participation in an investor conference to be held on December 3, 2003.

      Form 8-K dated and filed December 16, 2003 reporting a press release regarding the commencement of trading of Metrocall’s common stock on the Nasdaq Small Cap Market beginning December 17, 2003.

  (c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Debtors Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated June 18, 2002.(a)
2.2	Second Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with respect to Joint Plan of Reorganization for the Debtors under Chapter 11 of the Bankruptcy Code, dated July 18, 2002.(a)
2.3	Order Confirming Metrocall, Inc. Joint Plan of Reorganization, excluding exhibits other than the Plan.(b)
2.4	Asset Purchase Agreement, dated as of November 18, 2003, by and among Metrocall, Metrocall, Inc., WebLink Wireless, Inc. and WebLink Wireless I, L.P.(f)
3.1	Amended and Restated Certificate of Incorporation of Metrocall.(e)
3.2	Certificate of Amendment of Amended and Restated Certification of Incorporation of Metrocall filed with the Department of State of the State of Delaware on May 13, 2003.(e)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Metrocall filed with the Department of State of the State of Delaware on September 24, 2003.(e)
3.4	Amended and Restated Bylaws of Metrocall.(b)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series A Preferred Stock of Metrocall.(b)
4.2	Form of Common Stock Purchase Warrant, dated November 18, 2003.(g)
4.3	Form of Common Stock Purchase Warrant, dated November 18, 2003.(g)
4.4	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(g)
4.5	Metrocall 2003 Stock Option Plan.(h)
10.1	Employment Agreement between Metrocall and William L. Collins, III.(c)
10.2	Employment Agreement between Metrocall and Vincent D. Kelly.(c)
10.3	Restated Employment Agreement dated as of February 5, 2003 by and between Metrocall Holdings, Inc. and Vincent D. Kelly.(d)
21.1	Subsidiaries of Metrocall.(c)
23.1	Consent of Ernst & Young LLP.†
31.1	Rule 13(a) - 14(a)/15(d) - 14(a) Certifications.†
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).†

†	Filed herewith.
(a)	Incorporated by reference to Metrocall’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.
(b)	Incorporated by reference to Metrocall’s Registration Statement on Form 8-A filed with the Commission on October 9, 2002.
(c)	Incorporated by reference to Metrocall’s Annual Report on Form 10-K filed with the Commission on March 31, 2003.
(d)	Incorporated by reference to Metrocall’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003.
(e)	Incorporated by reference to Metrocall’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.
(f)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed with the Commission on November 21, 2003.
(g)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed with the Commission on December 18, 2003.
(h)	Incorporated by reference to Metrocall’s Registration Statement on Form S-8 filed with the Commission on October 2, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2004

METROCALL HOLDINGS, INC.

By:	/s/ VINCENT D. KELLY

President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VINCENT D. KELLY Vincent D. Kelly	President and Chief Executive Officer	March 25, 2004
/s/ GEORGE Z. MORATIS George Z. Moratis	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2004
/s/ ROYCE YUDKOFF Royce Yudkoff	Chairman of the Board	March 25, 2004
/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 25, 2004
/s/ NICHOLAS A. GALLOPO Nicholas A. Gallopo	Director	March 25, 2004
/s/ DAVID J. LEONARD David J. Leonard	Director	March 25, 2004
/s/ BRIAN O’REILLY Brian O’Reilly	Director	March 25, 2004
/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 25, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Debtors Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated June 18, 2002.(a)
2.2	Second Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code with respect to Joint Plan of Reorganization for the Debtors under Chapter 11 of the Bankruptcy Code, dated July 18, 2002.(a)
2.3	Order Confirming Metrocall, Inc. Joint Plan of Reorganization, excluding exhibits other than the Plan.(b)
2.4	Asset Purchase Agreement, dated as of November 18, 2003, by and among Metrocall, Metrocall, Inc., WebLink Wireless, Inc. and WebLink Wireless I, L.P.(f)
3.1	Amended and Restated Certificate of Incorporation of Metrocall.(e)
3.2	Certificate of Amendment of Amended and Restated Certification of Incorporation of Metrocall filed with the Department of State of the State of Delaware on May 13, 2003.(e)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Metrocall filed with the Department of State of the State of Delaware on September 24, 2003.(e)
3.4	Amended and Restated Bylaws of Metrocall.(b)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series A Preferred Stock of Metrocall.(b)
4.2	Form of Common Stock Purchase Warrant, dated November 18, 2003.(g)
4.3	Form of Common Stock Purchase Warrant, dated November 18, 2003.(g)
4.4	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(g)
4.5	Metrocall 2003 Stock Option Plan.(h)
10.1	Employment Agreement between Metrocall and William L. Collins, III.(c)
10.2	Employment Agreement between Metrocall and Vincent D. Kelly.(c)
10.3	Restated Employment Agreement dated as of February 5, 2003 by and between Metrocall Holdings, Inc. and Vincent D. Kelly.(d)
21.1	Subsidiaries of Metrocall.(c)
23.1	Consent of Ernst & Young LLP.†
32.1	Rule 13(a) - 14(a)/15(d) - 14(a) Certifications.†
33.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).†

†	Filed herewith.
(a)	Incorporated by reference to Metrocall’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2002.
(b)	Incorporated by reference to Metrocall’s Registration Statement on Form 8-A filed with the Commission on October 9, 2002.
(c)	Incorporated by reference to Metrocall’s Annual Report on Form 10-K filed with the Commission on March 31, 2003.
(d)	Incorporated by reference to Metrocall’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003.
(e)	Incorporated by reference to Metrocall’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.
(f)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed with the Commission on November 21, 2003.
(g)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed with the Commission on December 18, 2003.
(h)	Incorporated by reference to Metrocall’s Registration Statement on Form S-8 filed with the Commission on October 2, 2003.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Description	Number

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	F-2
Report of Arthur Andersen LLP, Independent Public Accountants	F-4
Consolidated Balance Sheets, as of December 31, 2002 and 2003	F-5
Consolidated Statements of Operations for the years ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
F-6
Consolidated Statements of Stockholders’ Equity/(Deficit) for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
F-7
Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003
F-8
Notes to Consolidated Financial Statements	F-9
Schedule II: Valuation and Qualifying Accounts for the year ended December 31, 2001, the period from January 1 to October 7, 2002, the period from October 8 to December 31, 2002, and the year ended December 31, 2003.
S-1

Report of Independent Auditors

Board of Directors

Metrocall Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Metrocall Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for the year ended December 31, 2003, the period from October 8, 2002 to December 31, 2002 (Reorganized Company) and the period from January 1, 2002 to October 7, 2002 of Metrocall, Inc. and subsidiaries (Predecessor Company). Our audits also included the financial statement schedule for the year ended December 31, 2003 and the periods from October 8, 2002 to December 31, 2002 (Reorganized Company) and January 1, 2002 to October 7, 2002 (Predecessor Company) listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of the Predecessor Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 15, 2002 expressed an unqualified opinion on those statements and schedule before the restatement disclosures described in Note 7 and reclassifications discussed in Note 4, and included an explanatory paragraph that disclosed substantial doubt about the Company’s ability to continue as a going concern.

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

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metrocall Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003, the period from October 8, 2002 to December 31, 2002 (Reorganized Company) and the period from January 1, 2002 to October 7, 2002 (Predecessor Company), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003 and the periods from October 8, 2002 to December 31, 2002 (Reorganized Company) and January 1, 2002 to October 7, 2002 (Predecessor Company), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

      As described in Note 1 to the consolidated financial statements, effective October 8, 2002, the Company was reorganized under a plan of reorganization confirmed by the United States Bankruptcy Court for the District of Delaware. In connection with its reorganization, the Company applied fresh start accounting on October 7, 2002 as discussed in Notes 2 and 3.

      As discussed in Notes 4 and 7 to the consolidated financial statements, the Company changed its methods of accounting for asset retirement obligations, effective October 7, 2002, and for goodwill and intangible assets, effective January 1, 2002.

      As discussed in Notes 4, 10 and 12 to the consolidated financial statements, the Company changed its methods of accounting for stock-based compensation in 2003 and for redeemable preferred stock, effective July 1, 2003.

      As discussed above, the financial statements of Metrocall, Inc. and subsidiaries (Predecessor Company) for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other

Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 7 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy for the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 7 are appropriate. Also, as discussed in Note 4, the Company changed the classification of costs to refurbish pagers in 2002 and the amount in the 2001 financial statements has been reclassified to conform to the 2002 presentation. We audited the adjustments that were applied to reclassify such costs reflected in the 2001 financial statements. Our procedures included (a) agreeing the reclassified amounts to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of affected amounts within the financial statements. In our opinion, such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to the disclosures and reclassifications discussed above and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

McLean, Virginia

March 12, 2004

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

ARTHUR ANDERSEN LLP

Vienna, Virginia

February 15, 2002

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31,

	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,530	$35,602
Restricted cash	8,516	547
Accounts receivable, less allowance for doubtful accounts of $6,513 and $6,965 as of December 31, 2002 and 2003, respectively	24,280	27,262
Prepaid expenses and other current assets	9,795	11,431
Deferred tax assets, net of allowance	—	2,592

Total current assets	90,121	77,434

PROPERTY AND EQUIPMENT:
Land, buildings and leasehold improvements	3,197	2,082
Furniture, office equipment and vehicles	21,297	23,033
Paging and plant equipment	58,650	72,589
Less — Accumulated depreciation and amortization	(10,927)	(36,422)

	72,217	61,282

INTANGIBLE ASSETS, net of accumulated amortization of approximately $1,948 and $107 as of December 31, 2002 and 2003, respectively	21,756	1,746
DEFERRED TAX ASSETS, net of allowance	—	50,494
OTHER ASSETS	5,653	4,805

TOTAL ASSETS	$189,747	$195,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$58,949	$815
Current maturities of series A redeemable preferred	—	25,000
Accounts payable	8,429	9,900
Accrued expenses and other current liabilities	22,560	26,496
Deferred revenue and subscriber deposits	15,517	18,385

Total current liabilities	105,455	80,596

CAPITAL LEASE AND OTHER LONG-TERM DEBT, less current maturities	20,762	41
OTHER LONG-TERM LIABILITIES	13,693	3,492
SERIES A REDEEMABLE PREFERRED STOCK	—	18,351

Total liabilities	139,910	102,480

COMMITMENTS AND CONTINGENCIES:
SERIES A REDEEMABLE PREFERRED STOCK	49,122	—
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 7,500,000 shares authorized; 4,956,990 shares and 5,461,160 shares issued and outstanding at December 31, 2002 and 2003, respectively	50	55
Additional paid-in capital	(41)	80,661
Unearned compensation	(1,431)	(458)
Retained earnings	2,137	13,023

Total stockholders’ equity	715	93,281

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,747	$195,761

The accompanying notes are an integral part of these consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

	Predecessor Company		Reorganized Company

	Year Ended	January 1 to	October 8 to	Year Ended
	December 31,	October 7,	December 31,	December 31,
	2001	2002	2002	2003

REVENUES:
Service, rent and maintenance revenues	$460,448	$296,813	$81,325	$318,926
Product sales	43,225	24,056	4,078	17,933

Total revenues	503,673	320,869	85,403	336,859
OPERATING EXPENSES:
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	139,326	89,250	23,004	94,098
Cost of products sold (exclusive of depreciation and amortization shown separately below)	26,176	13,085	1,081	4,804
Selling and marketing (exclusive of depreciation and amortization and shown separately below)	92,481	50,952	11,359	40,026
General and administrative (exclusive of depreciation and amortization shown separately below)	161,161	106,674	27,735	95,388
Restructuring expenses	15,017	19,007	—	6,842
Depreciation	111,502	50,386	10,927	33,568
Amortization	74,391	—	1,948	4,345
Asset impairment	387,934	—	—	—

Total operating expenses	1,007,988	329,354	76,054	279,071

Income/(loss) from operations	(504,315)	(8,485)	9,349	57,788
INTEREST EXPENSE	(100,672)	(39,280)	(2,580)	(7,099)
INTEREST EXPENSE — DIVIDENDS AND ACCRETION OF SERIES A PREFERRED	—	—	—	(12,428)
INTEREST AND OTHER INCOME (EXPENSE), NET	(7,822)	(822)	1,047	463
GAIN ON EARLY EXTINGUISHMENT OF DEBT	—	749,821	—	—

INCOME/(LOSS) BEFORE FRESH START ACCOUNTING ADJUSTMENTS AND INCOME TAXES	(612,809)	701,234	7,816	38,724
FRESH START ACCOUNTING ADJUSTMENTS	—	575,491	—	—

INCOME/(LOSS) BEFORE INCOME TAXES	(612,809)	1,276,725	7,816	38,724
INCOME TAX PROVISION	—	—	(3,000)	(21,754)

Net income/(loss)	(612,809)	1,276,725	4,816	16,970
PREFERRED DIVIDENDS AND ACCRETION	(10,391)	(4,855)	(2,679)	(6,084)
REORGANIZATION ITEM — ACCRETION OF LIQUIDATION PREFERENCE	—	(4,715)	—	—
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	80,346	—	—

Income/(loss)available to common stockholders	$(623,200)	$1,347,501	$2,137	$10,886
Basic earnings/(loss) per share available to common stockholders	$(6.93)	$14.98	$0.43	$2.17

Diluted income/(loss) per share available to common stockholders	$(6.93)	$14.98	$0.43	$2.11

Basic weighted-average common shares outstanding	89,975,772	89,975,772	4,956,990	5,017,576

Diluted weighted-average common shares outstanding	89,975,772	89,975,772	4,956,990	5,166,764

The accompanying notes are an integral part of these consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In thousands, except share information)

	Common Stock				Retained
			Additional		Earnings
	Shares		Paid-In	Unearned	(Accumulated
	Outstanding	Par Value	Capital	Compensation	Deficit)	Total

Predecessor Company:
BALANCE, December 31, 2000	89,214,532	$892	$557,057	—	$(724,301)	$(166,352)
Issuances of shares for employee stock purchase plan and other	761,240	8	307	—	—	315
Preferred dividends and accretion	—	—	—	—	(10,391)	(10,391)
Net loss	—	—	—	—	(612,809)	(612,809)

BALANCE, December 31, 2001	89,975,772	900	557,364	—	(1,347,501)	(789,237)
Preferred dividends and accretion	—	—	—	—	(4,855)	(4,855)
Reorganization item — accretion of liquidation preference	—	—	—	—	(4,715)	(4,715)
Gain on cancellation of preferred stock	—	—	—	—	80,346	80,346
Net loss including elimination of predecessor equity in connection with fresh start accounting	(89,975,772)	(900)	(557,364)	—	1,276,725	718,461
Issuance of common stock under plan of reorganization	4,956,990	50	(41)	—	—	9
Restricted stock awarded to executives	—	—	—	(1,550)	—	(1,550)

Reorganized Company:
BALANCE, October 7, 2002	4,956,990	50	(41)	(1,550)	—	(1,541)
Preferred dividends and accretion	—	—	—	—	(2,679)	(2,679)
Amortization of unearned compensation	—	—	—	119	—	119
Net income		—	—	—	4,816	4,816

BALANCE, December 31, 2002	4,956,990	50	(41)	(1,431)	2,137	715
Issuance of common stock under plan of reorganization	4,170	—	—	—	—	—
Issuance of common stock for acquisitions of assets and other	500,000	5	22,837	—	—	22,842
Preferred dividends and accretion	—	—	—	—	(6,084)	(6,084)
Compensation related to stock option grants	—	—	752	—	—	752
Amortization of unearned compensation	—	—	—	973	—	973
Reduction of deferred tax valuation allowance	—	—	57,113	—	—	57,113
Net income	—	—	—	—	16,970	16,970

BALANCE, December 31, 2003	5,461,160	$55	$80,661	$(458)	$13,023	$93,281

The accompanying notes are an integral part of these consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor Company		Reorganized Company

	Year Ended	January 1 to	October 8 to	Year Ended
	December 31,	October 7,	December 31,	December 31,
	2001	2002	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(612,809)	$1,276,725	$4,816	$16,970
Adjustments to reconcile net income/(loss) to net cash provided by operating activities —
Gain on early extinguishment of debt	—	(749,821)	—	—
Depreciation and amortization	185,893	50,386	12,875	37,913
Asset impairment	387,934	—	—	—
Fresh start accounting adjustment	—	(575,491)	—	—
Equity in loss of affiliate	6,248	1,228	—	—
Amortization of debt financing costs and debt discount	18,634	1,095	—	—
Amortization of unearned compensation	—	—	119	973
Stock-based compensation	—	—	—	752
Accretion on and issuance of PIK Note	—	—	869	3,835
Interest expense-accretion of Series A Preferred	—	—	—	8,141
Interest expense — accretion on long-term liabilities	—	—	—	2,592
Deferred income tax provision	—	—	3,000	20,256
Loss on sale of land				399
Changes in current assets and liabilities, net of effects of acquisitions:
Restricted cash	—	(10,499)	1,983	7,969
Accounts receivable	6,278	18,480	(192)	4,943
Prepaid expenses and other current assets	(3,650)	2,027	(5,303)	85
Accounts payable	(6,387)	7,492	(11,251)	697
Deferred revenues and subscriber deposits	(4,198)	(10,210)	1,927	(3,831)
Accrued interest	60,827	30,714	—	—
Accrued expenses and other liabilities	771	262	(147)	(6,090)

Net cash provided by operating activities	39,541	42,388	8,696	95,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	—	—	—	3,438
Capital expenditures, net	(41,961)	(24,095)	(2,626)	(9,478)
Other	800	(124)	(45)	1,164

Net cash used in investing activities	(41,161)	(24,219)	(2,671)	(4,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(735)	(633)	(166)	(82,656)
Redemption of series A preferred	—	—	—	(20,000)
Net proceeds from issuance of common stock	304	—	—	—
Deferred debt financing costs and other	(411)	—	—	—

Net cash provided by (used in) financing activities	(842)	(633)	(166)	(102,656)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,462)	17,536	5,859	(11,928)
CASH AND CASH EQUIVALENTS, beginning of period	26,597	24,135	41,671	47,530

CASH AND CASH EQUIVALENTS, end of period	$24,135	$41,671	$47,530	$35,602

	Predecessor Company		Reorganized Company

	Year Ended	January 1 to	October 8 to	Year Ended
	December 31,	October 7,	December 31,	December 31,
	2001	2002	2002	2003
Supplemental disclosures of cash flow information: (in thousands)
Cash payments for interest	$21,000	$6,800	$1,000	$798
Cash payments for income taxes	$—	$—	$—	$1,347
Cash payments for series A preferred dividends (interest)	$—	$—	$—	$4,290
Supplemental disclosure of non-cash investing and financing items: (in thousands)
Preferred stock dividends and accretion	$10,391	$9,570	$2,679	$6,084
Gain on extinguishments of preferred stock	$—	$80,346	$—	$—
Common stock and warrants issued to acquire Weblink assets	$—	$—	$—	$22,842

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

Exit from Chapter 11 and Plan of Reorganization

      On October 8, 2002, (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”) in an order entered on September 26, 2002. Metrocall, Inc. and its subsidiaries are referred to herein as the Predecessor Company for the periods prior to October 8, 2002. The reorganized company, Metrocall Holdings, Inc., together with its licensing and operating subsidiaries are collectively referred to herein as the Reorganized Company for the period from October 8, 2002 through December 31, 2002 and for the year ended December 31, 2003.

Background

      The Predecessor Company’s year ended December 31, 2001 notes to its consolidated financial statements indicated that it may not be able to continue as a going concern unless its debt obligations were restructured. The Debtors filed voluntary petitions for relief under chapter 11 on June 3, 2002 (the “Petition Date”). The chapter 11 cases were jointly administered for procedural purposes only before the Bankruptcy Court under the docket of Metrocall, Inc. Case No. 02-11579. Metrocall Ventures, Inc. (Ventures), one of the Company’s subsidiaries, did not file a voluntary petition and was not a party to the chapter 11 cases. From June 3, 2002 until October 7, 2002, the Debtors operated their businesses as debtors-in-possession under the Bankruptcy Code.

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

      Confirmation and consummation of a plan of reorganization are the principal objectives of a chapter 11 reorganization case. A plan of reorganization sets forth the means for satisfying claims against, and interests in, a debtor. On June 3, 2002, the Predecessor Company filed with the Bankruptcy Court its Proposed Joint Plan of Reorganization, which was subsequently amended and supplemented on several occasions (the “Plan”).

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(viii)	The issuance by HoldCo. of 2,100,000 shares of its new common stock, representing 42% of the shares to be issued, to the allowed claims of the senior lenders (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%) and, beginning on November 18, 2002 and thereafter (to give effect to resolutions of disputed claims through reserves to be established) 2,900,000 shares of its new common stock, representing 58% of the total shares to be issued, to the allowed holders of general unsecured claims against Metrocall, Inc. (subject to ratable dilution for the issuance of restricted stock and options to employees of OpCo. not to exceed 7%).

      Holders of the Predecessor Company’s preferred and common stock outstanding prior to the confirmation date of the Plan received no distributions under the Plan. Such shares of stock were canceled pursuant to the Plan.

Risks and Other Important Factors

      Metrocall is subject to risks and uncertainties including but not limited to technology advances and competition; satellite transmission failures; loss of subscribers; dependence on key management personnel, reliance on limited suppliers and regulatory changes.

2.     Basis of Presentation

      The Reorganized Company’s consolidated financial statements for the period October 8, 2002 to December 31, 2002 and for the year ended December 31, 2003 have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”), which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code.

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

3.     Fresh Start Accounting

      Pursuant to SOP 90-7, the fair value of the Reorganized Company’s long-term debt and equity on October 8, 2002, which was determined to be approximately $123.5 million, was allocated to long-term debt and equity. The fair value was based on a discounted cash flow analysis utilizing cash flow projections through 2006 pursuant to the Plan. These cash flows were discounted at a discount rate of 25%.

      In accordance with SOP 90-7, the reorganization value of the Reorganized Company allocated to assets was determined to be $193.6 million, which includes the fair value of the Reorganized Company’s long-term debt and equity plus the fair value of the current and other liabilities at the date of emergence of $70.1 million. Under SOP 90-7, the reorganization value was allocated to its tangible and identifiable intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and liabilities, including debt, were recorded at their net present values.

      The effects of the Plan and the application of fresh start accounting as defined by SOP 90-7 on the Predecessor Company’s unaudited consolidated balance sheet through October 7, 2002 is set forth below. It reflects the pro forma effect of the cancellation of indebtedness and predecessor equity under the Plan, the debt and equity consideration issued under the Plan and the application of fresh start accounting. The unaudited balance sheet should be reviewed in conjunction with the corresponding notes and the audited consolidated financial statements contained herein.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Debt, Preferred
	Predecessor	and Common		Reorganized
	Company	Stock	Fresh Start	Company
	October 7, 2002	Discharge (a)	Adjustments (b)	October 7, 2002

Assets
Current assets:
Cash and cash equivalents	$52,170	$—	$(10,499)	$41,671
Restricted cash	0	—	10,499	10,499
Accounts receivable, net	24,169	—	—	24,169
Prepaid expenses and other current assets	9,121	—	(4,709)	4,412

Total current assets	85,460	—	(4,709)	80,751

Property and equipment:
Land, buildings and leasehold improvements	6,784	—	(3,594)	3,190
Furniture, office equipment and vehicles	62,970	—	(42,752)	20,218
Paging and plant equipment	134,221	—	(77,112)	57,109
Less — accumulated depreciation and amortization	(111,416)	—	111,416	—

Total property and equipment	92,559	—	(12,042)	80,517
Intangible and other assets, net	6,829		25,482	32,311

	$184,848	$—	$8,731	$193,579

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$920	$23,000	$—	$23,920
Accrued expenses and other current liabilities	43,815	—	(765)	43,050
Deferred revenues and subscriber deposits	17,282	—	(3,692)	13,590

Total current liabilities not subject to compromise	62,017	23,000	(4,457)	80,560
Liabilities subject to compromise	881,580	(871,714)	(9,866)	—

Total current liabilities	943,597	(848,714)	(14,323)	80,560
Long-term liabilities:
Long-term debt, less current maturities	1,107	54,000	—	55,107
Other long term liabilities	492	—	12,518	13,010

Total long-term liabilities not subject to compromise	1,599	54,000	12,518	68,117
Liabilities subject to compromise	6,700	—	(6,700)	—
Redeemable preferred stock	80,346	(33,903)	—	46,443
Stockholders’ equity/(deficit)	(847,394)	828,617	17,236	(1,541)

	$184,848	$—	$8,731	$193,579

(a)	To record the discharge or reclassification of prepetition obligations related to debt, preferred stock and equity and the issuance of new debt, preferred stock and equity (valued at $77.0 million, $46.4 million, and $0, respectively).

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	To record fresh start adjustments to reflect assets and liabilities at fair value, including the reclassification of cash reserved for payment of administrative expenses, general unsecured claims of subsidiaries and tax claims to restricted cash.

(c)	The $33.9 million preferred stock discharge represents $80.3 million extinguishment of preferred stock of the Predecessor Company, net of $46.4 million fair value of preferred stock issued by Reorganized Company.

4.     Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, the deferred tax valuation allowance and certain accrued liabilities.

Revenue Recognition

      Metrocall recognizes revenue under service, rental and maintenance agreements with customers as the related services are performed. Metrocall leases (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way paging and ancillary equipment are recognized upon delivery. Prior to July 1, 2003 the Company bundled the sale of two-way paging equipment with the related service and recognized the revenue and related cost of sales over the expected customer relationship, which the company estimates is one year. Beginning July 1, 2003, the Company records revenue from two-way messaging equipment sales upon delivery. (See Changes in Accounting for Revenues with Multiple Deliverables.)

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

Restricted Cash

      In accordance with the Plan, the Company had approximately $8.5 million and $0.5 million of cash balances restricted for payment of administrative, disputed general unsecured claims of subsidiaries, and, disputed tax claims related to the chapter 11 proceedings at December 31, 2002 and 2003, respectively.

Reserve for Doubtful Accounts

      Estimates are used in determining the reserve for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages Metrocall reviews historical write-offs, including comparisons of write-offs to provisions for

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      New pagers and advanced messaging devices are depreciated using the half-year convention upon acquisition. Costs to refurbish pagers are charged to service, rent and maintenance expense. Prior to 2002 these costs were charged to depreciation expense and as such the amount for 2001, $16.2 million, was reclassified to conform to the 2002 presentation. Subscriber equipment sold is recorded in the consolidated statements of operations at net book value at the date of sale. Devices leased to customers under operating leases continue to be depreciated over their remaining useful lives.

Intangible Assets

      On January 1, 2002, the company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. SFAS No. 142 did not have an impact on the Predecessor Company in 2002, however prior years would have been affected — see Note 7. As part of fresh start accounting, the Reorganized Company recorded intangible assets including indefinite lived intangibles, and therefore applied the provisions of SFAS No. 142. However, the impact of not amortizing such assets was nominal. In accordance with SFAS No. 142’s impairment evaluation, indefinite lived intangibles are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets consisted of the following at December 31, 2002 and 2003, respectively (dollars in thousands):

	December 31, 2002			December 31, 2003

							Amortization
		Accumulated			Accumulated		Period in
	Gross	Amortization	Net	Gross	Amortization	Net	Years

Customer lists	$17,067	$1,672	$15,395	$1,277	$78	$1,199	3
Trademarks, Tradenames and others	5,514	276	5,238	360	29	331	5
FCC licenses	1,123	—	1,123	216	—	216	0

	$23,704	$1,948	$21,756	$1,853	$107	$1,746

      The amortization expense for intangible assets for the year ended December 31, 2001 was $74.4 million. Amortization expense for the Reorganized Company was $1.9 million for the period from October 8, 2002 to December 31, 2002 and $4.3 million for the year ended December 31, 2003. The Predecessor Company did not record amortization expense for the period from January 1, 2002 to October 7, 2002 as all intangible assets of the Predecessor Company were written off during 2001. Estimated amortization expense for intangible

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets for each of the next five years are as follows (in thousands): $480 in 2004; $499 in 2005; $411 in 2006, $73 in 2007 and $67 in 2008.

Long-lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Reporting Gains and Losses from Extinguishment of Debt

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of this Statement is to rescind SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.

      The provisions of this Statement related to the rescissions of Statement 4 were to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified.

      SOP 90-7 requires that changes in accounting principles that will be required in the financial statements of the emerging entity within the twelve months following the adoption of fresh-start reporting should be adopted at the time fresh-start reporting is adopted. As a result, Metrocall adopted SFAS 145 as part of fresh start accounting, resulting in the reclassification of gains from the extinguishment of debt $749,821,000 in the period January 1, 2002 to October 7, 2002).

Asset Retirement Obligation

      In connection with its implementation of fresh start accounting, the Company also adopted SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. The Company leases approximately 5,800 transmitter locations under operating leases, many of which require it to remove its transmitting equipment and deliver the leased premises back to the landlord at the sites pre-installation condition upon expiration or early termination of the lease agreement. At October 7, 2002, the Company recognized a $3.1 million asset and liability for the estimated fair value of this retirement obligation. If SFAS 143 had been adopted in 2001, the impact on the accompanying financial statements as of December 31, 2001 and for the year then ended and the period from January 1, 2002 to October 7, 2002 would not have been significant.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following reflects a reconciliation of the aggregate carrying amount of the asset retirement obligation as of December 31, 2003 (dollars in thousands):

Balance at October 8, 2002.	$3,069
Accretion	125
Settlements of obligations	—

Balance at December 31, 2002.	3,194
Accretion	437
Estimated asset retirement obligation of assets acquired	1,583
Settlements of obligations	(255)
Change in estimated liability from change in assumption	(1,467)

Balance at December 31, 2003.	$3,492

      In connection with its accounting for the Weblink asset acquisition, the Company recorded an estimated retirement obligation related to the network equipment located at leased antennae sites. In addition, during 2003, the Company extended the estimated terminal date of certain of the assets to be removed from a period of five years to ten years, which resulted in a reduction of the recorded and asset and asset retirement obligation of approximately $1.5 million.

Restructuring Expense

      For the period from January 1, 2002 to October 7, 2002, the Company recognized $19.0 million in reorganization expense. These expenses included $10.6 million for professional fees related to implementing our plan of reorganization, $3.2 million for the termination of approximately 575 positions, and $4.7 million of facility lease exit costs. Through December 31, 2002, approximately $14.0 million in reorganization related cash payments had been made and $3.5 million were settled through issuances of preferred and common stock in connection with the Plan. In 2003, the remaining $1.5 million obligation was paid to professionals. Please refer to Note 6 in regards to the 2003 restructuring.

     Earnings Per Common Share Available to Common Stockholders

      Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share, except the weighted-average number of common shares outstanding is increased to include stock options and warrants, that dilute earnings. Total stock options outstanding of 7.9 million at December 31, 2001 were excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect. For the period January 1, 2002 to October 7, 2002, there was no dilution caused from outstanding stock options of the Predecessor Company, as the exercise price of all such options exceeded the average market price of common stock for this period. There were no stock options or warrants issued by the Reorganized Company for the period October 8, 2002 to December 31, 2002. As a result, the basic and diluted earnings per share amounts are identical. For the year ended December 31, 2003, total stock options outstanding of 407,000 and total warrants outstanding of 125,000 were included in the computation of diluted earnings per share as the exercise prices of such instruments were below the average market price of common stock and thus considered dilutive to earnings for the period.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor Company		Reorganized Company

	Twelve Months			Twelve Months
	Ended	January 1 to	October 8 to	Ended
	December 31,	October 7,	December 31,	December 31,
	2001	2002	2002	2003

Income (loss) available to common stockholders, as reported	$(623,200)	$1,347,501	$2,137	$10,886
Numerator for basic and diluted earnings per common share	$(623,200)	$1,347,501	$2,137	$10,886
Denominator:
Denominator for basic earnings per share	89,975,772	89,975,772	4,956,990	5,017,576
Effect of dilutive securities:
Employee stock options and warrants	—	—	—	149,188

Denominator for diluted earnings per share-adjusted weighted shares	—	—	—	5,166,764
Basic earnings per common share	$(6.93)	$14.98	$0.43	$2.17
Diluted earnings per common share	$(6.93)	$14.98	$0.43	$2.11

     Change in Accounting for Redeemable Preferred Stock

      Beginning July 1, 2003, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Pursuant to SFAS 150, the series A preferred, due to its mandatory redemption provisions, has been classified as a liability on the accompanying balance sheet as of December 31, 2003. In addition, for periods subsequent to June 30, 2003, the Reorganized Company recorded dividends and accretion on the series A preferred as a component of interest expense in the determination of net income for that period. Prior to July 1, 2003, dividends and accretion were excluded from net income and reflected as a reduction to retained earnings and as a reduction in the determination of net income available to common stockholders. Under the provisions of SFAS 150, prior periods (periods ending prior to July 1, 2003) are not re-classified to conform to the presentation stipulated by this Statement. Please refer to Note 10.

     Income Taxes

      The Company accounts for income taxes under the provision of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required.

     Accounting for Stock Based Compensation

      Beginning in 2003, the Reorganized Company accounts for stock-based compensation pursuant to SFAS No. 123, Accounting for Stock Compensation, which establishes a fair-value based method of accounting for stock compensation plans. The estimated fair value of options issued is recognized as a general and administrative expense over the option vesting period.

      The Predecessor Company accounted for employee stock options using the method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the associated interpretations using the intrinsic method. Generally, no expense is recognized

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the company’s stock options because the option’s exercise price is set at the stock’s fair market value on the date the option is granted. The Predecessor Company followed the disclosure requirements of SFAS No. 123.

     Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation.

     Changes in Accounting for Revenues with Multiple Deliverables

      In November 2002, the Emerging Issues Task Force (“EITF”) issued No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The EITF established three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 was effective for all revenue arrangements entered into after June 30, 2003. The Company adopted the EITF’s provisions effective July 1, 2003. Metrocall concluded that revenues associated with two-way messaging device sales and the provision of related messaging services represented separable units of accounting. Accordingly, Metrocall began to recognize two-way service revenue over the period the service is performed and revenue from two-way device sales upon delivery. Prior to its adoption, the Company had bundled the sale of two-way messaging devices with the related airtime or messaging service and recognized the revenue over the estimated customer relationship. The impact of the adoption of EITF No. 00-21 was not material, resulting in approximately $581,000 of additional revenue and $265,000 of additional income from operations being recognized in the six months ended December 31, 2003. In accordance with the transition provisions of EITF No. 00-21, Metrocall will continue to recognize previously deferred revenue and expense from the sale of two-way devices in accordance with the amortization schedules in place at the time of deferral. At December 31, 2003, Metrocall had approximately $294,000 of deferred revenue and $153,000 of deferred expense from the sale of two-way devices that will be recognized over the next six months.

     New Accounting Pronouncements:

      In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, as revised with FIN No. 46-R, in December 2003. FIN No. 46 and FIN No. 46-R provide guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, these interpretations require both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The provisions of FIN No. 46 are applicable to the Company for any interests entered into after January 31, 2003 and the provisions of FIN No. 46-R will be effective in the quarter ended March 31, 2004. As of December 31, 2003, Metrocall does not have any interests that would change its current reporting entity or require additional disclosures outlined in FIN No. 46 or FIN No. 46-R.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Segment Reporting

      Metrocall operates in one reportable segment.

5.     Acquisition of Assets

      On November 18, 2003, the Company acquired the majority of the operating assets and assumed certain liabilities of Weblink Wireless, Inc. and certain of its subsidiaries. The results of Weblink’s operations have been included in the Company’s consolidated financial statements since that date. In addition, Metrocall and Weblink also entered into a Management and Spectrum Lease Agreement under which Weblink will provide certain services, and lease to Metrocall the spectrum usage rights granted under FCC licenses pending the FCC’s approval of the transfer of such licenses to Metrocall. Metrocall acquired the majority of the operating assets of Weblink including its traditional and advanced messaging infrastructure and customer contracts. Metrocall and Weblink, until the acquisition, had been party to several alliance agreements under which Weblink provided Metrocall network access in order for Metrocall to provide advanced messaging (two-way paging) services to its customers. As consideration for these transactions, the Company issued 500,000 shares of common stock and issued warrants that give Weblink or the Warrant holders the ability to purchase up to 125,000 additional shares of Metrocall common stock at $40 per share (the “Warrants”). Of the Warrants, 25,000 vested on the closing date with the remaining 100,000 shares vesting ratably on the first three anniversary dates of the closing. The shares underlying the warrants will immediately vest, however, upon the transfer of the FCC licenses once the FCC approves their transfer to Metrocall.

      The Company has accounted for the asset acquisition under the purchase method of accounting for financial reporting purposes pursuant to SFAS 141 and accordingly the operating results of the acquired assets have been included in the consolidated statement of operations for 2003 from their date of acquisition. The purchase price for the assets acquired was approximately $42.8 million consisting of stock consideration of $21.4 million based on the average market price of the Company’s common stock over the 5-day period prior to and subsequent to the transaction; $1.4 million fair value of the Warrants and assumed liabilities of $20.0 million. The purchase price has been allocated as follows:

At
November 18,
2003
($’s in thousands)

Cash	$4,328
Other current assets	9,270
Property, plant and equipment	15,994
Intangible assets	928
Other assets	12,280

Total assets acquired	42,800

Accrued severance and other	4,850
Other current liabilities	13,526
Long-term liabilities	1,583

Total liabilities assumed	19,959

Net assets acquired	$22,841

      Under the operating alliance arrangements between Metrocall and Weblink, Metrocall owed Weblink for unpaid services and charges provided or incurred by Weblink that were unpaid by Metrocall as of the acquisition date. As such, reflected in total assets acquired were approximately $1.2 million of accounts

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable and other prepaid expenses and $12.1 million of engineering charges due under the alliance agreements beginning in October 2004 and other current liabilities of $1.2 million that were eliminated upon consolidation against related assets and liabilities that were reflected on Metrocall’s balance sheet as of the acquisition date.

      The total intangible assets of $0.9 million include $0.7 million allocated to intangible assets with finite useful lives and will be amortized over their estimated useful lives (3 year period for customer contracts and a 5 year period for trademarks and names). Approximately $0.2 million was allocated to the management agreement in place between the two companies pending the transfer of the FCC licenses to Metrocall.

      In connection with the transaction, the Company expects to incur $8.1 million in restructuring costs primarily as a result of severance and relocation of workforce and the elimination of duplicate facilities. Such costs have been recognized by the Company as a liability assumed as of the acquisition date. These restructuring costs consisted of $4.9 million of employee termination and other benefits of approximately 280 employees expected to be paid in 2004; $0.4 million related to the closure of facilities, $1.6 million of long-term asset retirement obligations and $1.2 million of other current liabilities. Through December 31, 2003, $1.2 million of these costs had been paid. Except for long-term asset retirement obligations, which are expected to be paid out over the next ten years. The Company expects to pay out the remaining liability in 2004.

      The purchase price allocation may be subject to adjustment for changes in estimates related to costs to be incurred to close and exit duplicate facilities, and to settle pending legal and other contingencies. The resolution of these matters is not expected to have a material impact on the Company’s financial condition or results of future operations.

      The unaudited pro forma financial information presented below reflects the revenue and net income of the company as if the asset acquisition had occurred on October 8, 2002, the Effective Date of the Plan. The results are not necessarily indicative of future operating results or what would have occurred had the acquisition actually been consummated on that date. In addition, such results below include the elimination of revenues recognized by Weblink and expenses incurred by Metrocall as a result of the various operating agreements between the two companies, which ceased as of the acquisition date:

	October 8, 2002 to
	December 31,	Twelve Months Ended
	2002	December 31, 2003

	Unaudited	Unaudited
Revenue	$116,099	$417,900
Net income	$9,217	$23,698
Earnings per share available to common stockholders:
Basic	$1.20	$3.23
Diluted	$1.20	$3.14

Total warrants outstanding of $5.0 million at December 31, 2003 were excluded from the computation of diluted earnings per share for the period October 8 to December 31, 2002 because of their anti-dilutive effect.

     Warrants

      As described above, in connection with the asset acquisition, the Company granted Weblink 125,000 warrants for the option to purchase shares of the Company’s common stock. As part of the purchase price, the Company determined the fair value of the Warrants using a Black-Scholes pricing model. In computing the estimated fair value, the Company assumed risk-free interest rates of 1.88%, vesting periods of one to four years, an expected dividend yield of zero and an expected volatility of 60.03%. The weighted average fair value

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the warrants granted was $11.49 per share. The estimated fair value of the Warrants was $1.4 million. The Warrants expire 3 years after date of vesting.

6.     2003 Restructuring

      In February 2003, the Company’s board of directors approved a plan that would enable the Company to reorganize its corporate management and sales distribution function and to further centralize its national call center services and inventory fulfillment processes.

      Such containment and reduction initiatives included:

      Reorganization of corporate management — Approximately 14 senior or corporate management positions were eliminated under the plan, all of which occurred by March 31, 2003.

      Reorganization of sales distribution — In February 2003 under the plan, the Company consolidated the number of field sales regions under the leadership of regional vice presidents from 6 to 3. The consolidated regions include: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and Northwest regions. The Company also consolidated its corporate sales initiatives under the leadership of one senior vice president and consolidated the non-core database marketing sales group into its national call center. As a result of this consolidation, the Company eliminated several corporate sales and marketing positions.

      Centralization of national call centers and inventory fulfillment — In March 2003 under the plan, the Company consolidated its national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations: Alexandria, Virginia and Pensacola, Florida. The consolidation enabled the Company to reduce the number of staff and management positions required.

      In connection with the regional consolidation, the Company centralized its field customer service and inventory fulfillment functions into one or two main locations within each region to cost-effectively provide customer service, data entry and inventory fulfillment and to permit the Company to reduce its operating expenses while maintaining adequate levels of customer service. This process had been completed by year-end.

      As a result of the centralization efforts described above that occurred in the first nine months of 2003, the Company was able to continue its refinement of its operating structure to better match its present business strategy. As such, during the three months ended December 31, 2003, the Company further reduced its personnel by 85 positions comprised mainly of sales and marketing positions and general and administrative positions. In connection with these reductions in personnel, the Company incurred approximately $0.6 million in severance expenses all of which was paid out by December 31, 2003.

      As a result of the aforementioned cost reduction plan that occurred during the first nine months of 2003 and the additional initiatives undertaken in the three months ended December 31, 2003, the Company reduced its workforce by a total of 520 positions through December 31, 2003. Severance expenses of approximately $6.8 million have been recognized during the twelve months ended December 31, 2003 all of which were paid by December 31, 2003, consistent with the Company’s severance plan discussed in Note 12.

7.     Long-Lived Assets and Asset Impairment

      All long-lived assets are reviewed for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount should be reviewed. Impairment is determined by comparing the net book value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. For the period October 8, 2002 to December 31, 2002 and for the twelve months ended December 31, 2003, Metrocall determined that no impairment existed.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as required on January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but reviewed at least annually for impairment. The adoption of SFAS 142 had no impact on the period January 1, 2002 to October 7, 2002 (as no intangible assets existed during that period) and had nominal impact in the period from October 8, 2002 to December 31, 2002. However, prior years would have been impacted under SFAS 142. As of January 1, 2001, the Predecessor Company had goodwill balances related to acquired companies of approximately $132.6 million, with useful lives of up to ten years. The Predecessor Company had no intangible assets with indefinite lives except for its FCC licenses. The following provides pro forma disclosure of the elimination of goodwill and FCC license amortization as if the Predecessor Company had adopted the SFAS in 2001:

2001

Reported net loss	$(612,809)
Add back of goodwill and FCC amortization	24,347
Write-off unamortized goodwill and FCC amortization	(70,493)

Adjusted net loss	$(658,955)

Reported loss per common share — basic and diluted	$(6.93)
Add back goodwill amortization	0.27
Write-off unamortized goodwill and FCC amortization	(0.78)

Adjusted net loss per share — basic and diluted	$(7.44)

      The Predecessor Company’s reported net loss for 2001 included a write down of all remaining goodwill and acquired FCC license balances of $297.6 million. Had the Predecessor Company adopted SFAS 142 in 2000, net loss for 2001 would have been impacted by the additional write-down of unamortized goodwill and FCC license balances which would not have been amortized in 2000.

      In June, 2001, the Predecessor Company reviewed the carrying value of its long lived assets for impairment. Factors that indicated an impairment may have occurred during this period included a continued reduction in revenues and operating cash flows, the termination of its previous merger agreement with Weblink and continuing competitive industry and economic conditions. Based on its analysis, which indicated the net book value of such assets exceeded the estimated undiscounted future cash flows expected from such assets over their remaining useful lives, the Predecessor Company determined that a write-down of $279.7 million to the carrying value of its intangible assets was necessary.

      The estimated fair value of the long-lived assets was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down has been reported in asset impairment on the accompanying statements of operations of the Predecessor Company. The amount of the write down affected the carrying value of the following intangible assets. ($’s in thousands):

Description	Write Down

Goodwill	$107,007
State certificates and FCC licenses	172,698

$279,705

      In December 2001, the Predecessor Company again reviewed the carrying value of its long-lived assets for impairment. Factors that indicated an impairment had occurred in this period included a greater than expected decline in actual and expected future recurring traditional revenues and subscribers and a slower than expected growth rate in its advanced messaging business. Based on its analysis, the Predecessor Company

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wrote down the carrying value of its long-lived assets by approximately $108.3 million to their estimated fair value, which was determined by estimating future discounted cash flows of such assets over their remaining useful lives. The amount of the write down was reported in asset impairment on the accompanying statements of operations of the Predecessor Company. The amount of the write down affected the carrying value of the following assets. ($’s in thousands):

Description	Write Down

Intangible Assets:
State certificates and FCC licenses	$17,877
Customer lists	7,415
Other	907

$26,199

Property and Equipment:
Paging and plant equipment	$74,521
Building and leasehold improvements	7,509

$82,030

Total impairment	$108,229

      In 2001, the total amount of asset impairment incurred by the Company was approximately $387.9 million.

8.     Supplementary Balance Sheet Information

      Prepaid expenses and other current assets and accrued expenses and other current liabilities consist of (in thousands):

	December 31

	2002	2003

Prepaid expenses and other current assets:
Deferred cost of sales	$677	$153
Inventory	571	507
Prepaid rent	3,400	5,538
Prepaid services	3,076	2,378
Other	2,071	2,855

Total	$9,795	$11,431

Accrued expenses and other current liabilities:
Accrued payroll and payroll taxes	$5,650	$7,714
Accrued acquisition restructuring	—	3,675
Accrued state and local taxes	13,520	12,689
Accrued insurance claims	1,092	702
Accrued income tax	—	150
Other	2,298	1,566

Total	$22,560	$26,496

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-Term Debt

      Long-term debt and capital lease obligations consisted of the following ($’s in thousands)

	December 31,

	2002	2003

Senior Secured Promissory Note	$60,000	$—
Senior Subordinated PIK Promissory Note	17,869	—
Capital lease obligations at a weighted average interest rate of 9.7%	1,585	722
Other	257	134

	$79,711	$856
Less — Current portion	58,949	815

Long-term portion	$20,762	$41

      Under the Plan and as discussed in Note 1, the Company issued two promissory notes on October 7, 2002 as partial consideration for amounts outstanding under the Debtors’ former credit facility. These notes included a $60.0 million senior secured promissory note issued by Metrocall, Inc. and a $20.0 million senior subordinated PIK promissory note issued by Metrocall Holdings, Inc. Each note is described below:

      Senior Secured Promissory Note (the “Senior Note”). The $60.0 million Senior Note issued by Metrocall, Inc. was guaranteed by Metrocall Holdings, Inc. and its subsidiaries. The Senior Note was secured by substantially all of the Company’s assets. The Company recorded the Senior Note at its fair value of $60 million as part of fresh start accounting. The Senior Note accrued interest at the prime lending rate plus a margin of 2.875%. Interest payments were made on the last business day of each month. The Senior Note was fully repaid and retired in full, prior to its March 31, 2004 stated maturity date, in three installments of $35.0 million, $15.0 million and $10.0 million made on January 7, 2003, March 31, 2003 and May 12, 2003, respectively. From October 8, 2002 through December 31, 2002 and for the period from January 1, 2003 to May 12, 2003, the Company made cash payments of interest of approximately $1.0 million and $0.6 million, respectively on the note.

      Senior Subordinated PIK Promissory Note (the “PIK Note”). The $20.0 million PIK note was issued by Metrocall Holdings, Inc. and was guaranteed by Metrocall USA, Inc. and Metrocall Ventures, Inc. and was secured by the Company’s investments in the common stock of its subsidiaries. The Company recorded the PIK Note at its estimated fair value of approximately $17.0 million as part of its fresh start accounting. The note accrued interest at a rate of 12% per annum due quarterly in arrears by issuance of additional PIK notes until the Senior Note was fully repaid on May 12, 2003. Thereafter, interest was due and payable monthly in arrears in cash.

      The Company recorded approximately $0.3 million and $2.7 million of additional interest expense for the period October 8, 2002 through December 31, 2002 and for the period January 1, 2003 through June 30, 2003, respectively as it accreted to the $20.0 million face amount of the initial PIK Note issued under the Plan. Such accretion was based upon the effective interest method over the maturity period of the PIK Note until the accretion was accelerated for the early repayments made on the note balance. For the period October 8, 2002 through December 31, 2002 and January 1, 2003 through May 12, 2003, the Company issued approximately $0.6 and $0.9 million, respectively in additional PIK Notes to reflect accrued but unpaid interest on the notes for the respective periods. From October 8, 2002 through December 31, 2002 and for the period from January 1, 2003 to June 30, 2003, the Company made cash payments of interest of approximately $0 and $0.2 on the note. The PIK Note was fully repaid and retired in full prior to its stated maturity date of December 31, 2004 in two installments of $10.0 million and $11.5 million on May 30, 2003 and June 30, 2003, respectively.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of the long-term debt excluding capital lease obligations is listed below. For December 31, 2002, the fair value of the senior notes and PIK Note is based on discounted cash flows ($’s in thousands):

			December 31,
	December 31, 2002		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior and PIK notes	$77,310	$77,500	$—	$—
Other	$257	257	134	134

Total debt, excluding capital leases	$77,567	$77,757	$134	$134

10.     Series A Redeemable Preferred Stock

      At December 31, 2002 and 2003, the authorized preferred stock of the Company consisted of 8.5 million shares of 15% cumulative Series A Preferred Stock, par value $0.01 per share (series A preferred). As of December 31, 2002 and 2003, 5,992,572 shares and 4,196,187 shares of the series A preferred were outstanding, respectively with a liquidation preference of approximately $62.07 million and $46.7 million, respectively.

      Under the Plan, Metrocall Holdings, Inc. was to issue 6.0 million shares of series A preferred with an initial liquidation of $60.0 million or $10.0 per share. Through December 31, 2003, Metrocall had issued 5,993,290 of such shares and may issue up to an additional 6,710 shares to satisfy unresolved claims in accordance with the Plan. From their issuance date through June 30, 2003, dividends on the series A preferred accrued at a rate of 15% per annum compounded quarterly (but did not become payable) and increased the initial liquidation preference from $10.0 per share on their issuance date on October 7, 2002 to approximately $10.35 per share and $11.13 per share as of December 31, 2002 and June 30, 2003, respectively. Following the repayment of the Senior and PIK Notes on June 30, 2003, dividends that accrued subsequent to that date became payable in cash on the last day of each fiscal quarter end. The Company paid cash dividends of approximately $2.5 million and $1.8 million on September 30, 2003 and December 31, 2003, respectively.

      After the repayment of the Senior and PIK notes, the series A preferred became redeemable on a pro-rata basis, together with any and all unpaid accrued dividends to the redemption date on a quarterly basis by an amount equal to 100% of Unrestricted Cash over $10.0 million. Unrestricted cash is defined as cash on hand with Metrocall Holdings, Inc, Metrocall, Inc. and Metrocall USA, Inc. excluding (i) cash necessary to make distributions pursuant to the Plan or to establish reserves as may be required or permitted under the Plan or otherwise appropriate or (ii) cash encumbered by permitted liens. Pursuant to their certificate of designation, all of the shares of the series A preferred must be redeemed on or before December 31, 2006.

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

      The series A preferred shall rank senior to any capital stock of Metrocall Holdings, Inc. The Company may not, without the consent of holders of the shares of the series A preferred, authorize or issue parity or senior stock or any obligation or security convertible or exchangeable into, or evidencing a right to purchase shares of any class or series of parity or senior stock. The terms parity or senior stock includes warrants, rights, calls or options exercisable for or convertible into that type of stock.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Mandatory redemptions will be made on a quarterly basis no later than 65 days following and end of a fiscal quarter. Pursuant to the series A preferred certificate of designation, the Company is required to redeem a minimum number of shares having an aggregate liquidation preference of $5.0 million preference amount and to provide holders between 30 and 60 days notice of redemption with each redemption. Metrocall also has the ability to redeem preferred shares at its option subject to the same minimum redemption amounts and notice requirements of a mandatory redemption.

      On August 29, 2003, the Company provided notice of a pro-rata voluntary redemption of 1,797,103 shares at approximately $11.13 per share for an aggregate of $20.0 million. This voluntary redemption occurred on September 30, 2003. As of December 31, 2003, the Company had 4,196,187 shares of series A preferred outstanding after this redemption with an aggregate liquidation preference of $46.7 million. At December 31, 2003, based on the Company’s ending cash and cash equivalents balances, unrestricted cash balances as defined above were approximately $35.0 million. As a result, $25.0 million of series A preferred became subject to a mandatory redemption and has been accreted to the present value of the amount to be paid at settlement and classified as a current liability on the accompanying balance sheet. Of this liability, approximately 1,793,000 shares were redeemed on January 6, 2004 for aggregate proceeds of approximately $11.15 per share or $20.0 million and approximately 449,000 shares amounting to aggregate liquidation amounts of $5.0 million were scheduled for redemption on March 31, 2004. After the redemption made on January 6, 2004, the Company had approximately 2,404,000 shares of series A preferred outstanding with an aggregate liquidation preference of approximately $26.7 million. On March 1, 2004, the Company announced that it would redeem an additional 1,797,103 shares with an aggregate liquidation preference of $20.0 million including the $5.0 million mandatory redemption amount described above, on March 31 2004. Upon completion of this redemption, Metrocall will have approximately 608,000 shares of series A preferred outstanding with a liquidation preference of approximately $6.7 million.

      The Company is accreting the series A preferred, which was recorded at its fair value of $46.4 million on October 7, 2002, to its initial liquidation value over its stated maturity period ending December 31, 2006. Included in the accompanying statements of operations for the period October 8, 2002 through December 31, 2002 and for the twelve months ended December 31, 2003 were accretion of $0.7 million and $2.7 million, respectively, related to this discount. In addition, the Company also recorded additional accretion of $3.2 million associated with the acceleration of the amortization of this discount for those shares of series A preferred that were redeemed on September 30, 2003 and $3.7 million associated with the acceleration of the amortization of this discount that became contractually redeemable on December 31, 2003, related to shares that were redeemed on January 6, 2004 were scheduled to be on March 31, 2004.

      Beginning July 1, 2003, upon its adoption of SFAS No. 150, the series A preferred, due to its mandatory redemption provisions, has been classified as a liability on the accompanying balance sheet as of December 31, 2003. In addition, for periods subsequent to June 30, 2003, the Reorganized Company recorded dividends and accretion on the series A preferred as a component on interest expense in the determination of net income for that period. Prior to July 1, 2003, dividends and accretion had been excluded from net income and reflected as a reduction to retained earnings and as a reduction in the determination of net income available to common stockholders. Under the provisions of SFAS 150, prior periods (periods ending prior to July 1, 2003) are not reclassified to conform to the presentation stipulated by this Statement.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As such, dividends and accretion on series A preferred for the period October 8, 2002 through December 31, 2002 and for the year ended December 31, 2003 consisted of ($’s in thousands):

	October 8 to	Year Ended
	December 31, 2002	December 31, 2003

Interest expense — dividends and accretion on series A preferred:
Dividends paid	—	$4,288
Accretion	—	1,272
Accelerated accretion of unamortized discount of shares redeemed or required to be redeemed	—	6,868

	—	$12,428
Preferred dividends and accretion:
Accrued dividends	$2,000	$4,695
Accretion	679	1,389

	$2,679	$6,084

      The impact of the adoption of SFAS 150 was to reduce 2003 net income by $12.4 million. The change had no impact on earnings per share. The estimated fair value of the series A preferred at December 31, 2002 and 2003 is listed below. The fair value was based on the closing marking price per share of the stock as of the respective date ($’s in thousands):

	December 31, 2002		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Series A Preferred notes	$49,122	$46,442	$43,351	$48,256

11.     Common Stock

     General

      At December 31, 2003, the authorized common stock of the Company consisted of 7.5 million shares, par value $0.01 per share. On October 16, 2003, the Company implemented a 5 for 1 stock split effected through a common stock dividend. Each holder of record of the common stock, as of October 6, 2003, received 4 additional shares of common stock as a dividend for each share held. The dividend was declared by the Company’s board of directors on September 25, 2003 following shareholders’ approval of an increase in the number of shares of authorized common stock from 1.2 million shares to 7.5 million shares. Common stock share information and the computation of basic and diluted earnings per share have been adjusted retroactively for all periods presented for the Reorganized Company.

      At December 31, 2002 and 2003, there were 4,956,990 and 5,461,160 shares of common stock outstanding, respectively. At December 31, 2002, approximately 43,010 shares of common stock were available for issuance to satisfy remaining claims under the Plan. During the twelve months ended December 31, 2003, the Company issued 4,170 of these shares in connection with claims resolved. At December 31, 2003, 38,840 shares were available for issuance under the Plan.

      Holders of the common stock have voting rights which in the aggregate constitute 5% of the total voting power of Metrocall Holdings, Inc. until the series A preferred has been fully redeemed. Cash dividend payments on common stock are not permitted until the Series A Preferred is fully redeemed.

      Due to FCC limitations on the foreign ownership of FCC licenses, no more than 20 percent of the Company’s common stock may, in the aggregate, be owned directly, or voted by a foreign government, a

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Predecessor Company Capital Stock:

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

12.     Employee Stock Option and Other Benefit Plans

      In connection with its Plan, the Company issued 200,000 shares of its series A preferred stock on the Effective Date to certain of its executives subject to a three-year restriction period. The awards were recorded at fair value of $7.75 per share on the date of grant, with a corresponding amount recorded as unearned compensation. The unearned compensation is being amortized over the restriction period. The Reorganized Company recognized approximately $0.1 million and $1.0 million of compensation expense in the period from October 8, 2002 to December 31, 2002 and the year ended December 31, 2003, respectively, related to the stock awards.

     Stock Option Plan

      On March 25, 2003, the company implemented a stock option plan as amended on September 24, 2003 for use to reward and retain employees and directors (the “2003 Stock Option Plan”). Under the “2003 Stock Option Plan”, options to purchase up to an aggregate of 410,000 shares of common stock were reserved for grants to employees and directors (Qualified Directors). If any option granted under the Plan expires or terminates prior to exercise in full, the shares subject to that option shall be available for future grants. Substantially all employees and Qualified Directors of Metrocall are eligible to participate in the 2003 Stock Option Plan.

      On May 7, 2003, the Company granted nonqualified options for the purchase of up to 350,000 shares of common stock to certain of its employees at an exercise price of $0.566 per share. Of the options granted on May 7, 2003, 3,000 shares were forfeited during 2003. The options vest over a 24-month period with half of the common stock available for issuance on May 7, 2004 and 2005, respectively and expire ten years after their date of the grant. On September 25, 2003, the board of directors approved grants of 10,000 options to each of the six Qualified Directors. The additional 60,000 options were granted at an exercise price of $0.566 per share and shall only become vested and exercisable if the Qualified Director is re-elected as a director of Metrocall upon the expiration of his applicable current term as a director (either at the 2004 annual meeting of stockholders for four of the non-employee directors, or at the 2005 annual meeting of stockholders for two of the non-employee directors). These options expire in 2013. The Company accounted for these grants using the method of accounting prescribed by SFAS 123 and recognized stock-based compensation expense for the grant equaling its fair value over the vesting period of each option grant.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these amounts, the Company assumed risk-free interest rates for the 347,000 and 60,000 shares of 1.37% and 1.47%, respectively, an expected life and vesting periods as noted above, an expected dividend yield of zero and an expected volatility of 62.12% and 60.61%, respectively. The weighted

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average fair value per share (computed consistent with SFAS No. 123) of options granted in May and September was $1.48 and $28.84, respectively. The total expense for the option grants over the total vesting period will be approximately $2.2 million of which stock-based compensation expense of approximately $0.8 million was recognized and reflected as a general and administrative expense in the twelve months ended December 31, 2003. The impact of adopting SFAS 123 was to reduce net income by $0.5 million and basic and diluted earnings per share by $0.09 per share.

     Profit Sharing Plan and Retirement Benefits

      The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, is open to all employees working a minimum of twenty hours per week with at least six months of service. The Plan qualifies under section 401(k) of the Internal Revenue Code (the “IRC”). Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall has agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by Metrocall vest 20% per year beginning on the second anniversary of the participant’s employment. Other than Metrocall’s matching obligations, discussed above, profit sharing contributions are discretionary. Metrocall’s matching contributions under the Savings Plan recorded were $1.7 million and $0.9 million for the year ended December 31, 2001 and the period January 1 to October 7, 2002, respectively; and $0.2 million and $0.9 million for the period October 8 to December 31, 2002 and year ended December 31, 2003, respectively.

     Metrocall, Inc. Severance Plan

      The Metrocall, Inc. Severance Pay Plan for Regular Employees (the “Severance Plan”) provides for severance payments on a discretionary basis for full and part-time regular employees who are terminated involuntarily, for reasons other than their own and under specific circumstances. The Severance Plan constitutes a formal Employee Welfare Benefit Plan under the Employee Retirement Income Security Act of 1974, as amended. Under the Severance Plan, the severance benefit shall be the equivalent of two weeks compensation for each full year of service with the Company, up to a maximum of twenty-six (26) weeks’ compensation, less all sums owed by the participant to the Company. Severance amounts paid under this plan were $1.5 million and $3.1 million for the year ended December 31, 2001 and the period January 1 to October 7, 2002; and $0.1 million and $6.8 million for the period October 8 to December 31, 2002 and year ended December 31, 2003, respectively.

     Metrocall, Inc. Key Employee Retention Plan

      The Metrocall, Inc. Key Employee Retention Plan (the “KERP”) was established by the Company’s Board of Directors in 2001 to promote the long-term financial interests of the Company and its stockholders by providing key employees with an incentive to remain employed with the Company so they can actively perform their duties with full attention and dedication while a Retention Event or Change in Control of the Company is pending. Under the KERP, a Retention Event means the first to occur of the following: (1) the date a Change in Control occurs; or (2) there is consummated an exchange or series of exchanges of at least $250 million in accreted value of the Company’s notes for the Company’s equity securities. For purposes of the KERP, a Change in Control means the first to occur of the following: (1) acquisition of more than 50% of the combined voting power of the Company’s then outstanding securities that have a right to vote for the election of directors; (2) there is consummated a merger, consolidation or other business combination of the Company, other than a merger, consolidation or business combination which would result in the voting securities of the Company outstanding immediately prior to such transaction continuing to represent a majority of the combined voting power of the securities having the right to vote for the election of directors generally of the Company or the surviving entity or any parent thereof outstanding immediately after such

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction; (3) there is consummated an agreement for the sale, lease, or other disposition by the Company of all or substantially all of the Company’s assets, other than a sale, lease or other disposition by the Company of all or substantially all of the Company’s assets to an entity, at least a majority of the combined voting power of the outstanding securities of which are owned by the stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale; or (4) there has been an entry by a court of competent jurisdiction of an order confirming a plan of reorganization of the Company under chapter 11 of the Bankruptcy Code.

      All full time regular employees of the Company who have been designated as a participant and have had a retention percentage and severance percentage established by the Board of Directors may participate. The KERP provides for a retention bonus benefit to be paid to each participant as they provide service in the event that a Change in Control occurs. Such benefit would be paid in four equal installments beginning within 5-business days after the Change in Control occurs and each subsequent three-month period. On September 26, 2002, a Change of Control in the Company occurred, as such the Company was obligated to pay out a total of $3.7 million over the four installment periods. Approximately $1.8 million was expensed under the KERP in 2002 ($0.9 million under Predecessor Company and $0.9 million under Reorganized Company) and an additional $1.9 million was expensed during 2003 as a result of the Change in Control.

      The KERP also provides for a severance benefit to each participant in the event that the participant’s employment is involuntarily terminated by the Company, the participant terminates for “good reason” (as defined in the KERP) or the Participant dies or becomes disabled during the 24-consecutive months period immediately following a Change in Control.

      For the period October 8, 2002 through December 31, 2002 and for the year ended December 31, 2003 $0.8 million and $2.9 million, respectively, were paid out under this plan.

13.     Contingencies and Commitments

      Metrocall is subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations of Metrocall.

     Lease Obligations and Other Commitments

      Metrocall has various operating lease arrangements (as lessee) for office space and communications equipment sites. Rental expenses related to operating leases were approximately ($’s in thousands) $52,704 for the year ended December 31, 2001; $35,700 and $9,600 for the period January 1, 2002 to October 7, 2002 and October 8, 2002 and December 31, 2002, respectively and $38,140 for the year ended December 31, 2003.

      Minimum rental payments as of December 31, 2003, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows ($’s in thousands): $44,173 in 2004, $31,822 in 2005, $19,787 in 2006, $14,391 in 2007; $6,959 in 2008 and $1,420 thereafter.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Income Taxes

      The components of net deferred tax assets (liabilities) were as follows as of December 31, 2002 and 2003 ($’s in thousands):

	2002	2003

Gross current deferred tax assets (liabilities):
Other current deferred tax assets	$3,629	$5,377
Other current deferred tax liabilities	(3,543)	(1,053)
Valuation allowance	(86)	(1,732)

Total current deferred tax asset, net	—	2,592
Gross deferred tax assets (liabilities):
Intangibles	71,566	68,777
Property and equipment	10,261	8,215
Other long-term deferred tax assets	5,015	273
AMT credit carryforwards	—	1,351
Net operating loss carryforwards	16,784	4,548
Capital loss carryforwards	—	1,098
Valuation allowance	(103,626)	(33,768)

Total non-current deferred tax asset, net	—	50,494

Net deferred tax assets (liabilities) after valuation allowance	$—	$53,086

      Pursuant to SFAS 109, the Company is required to evaluate the recoverability of its deferred tax assets on an ongoing basis. The evaluation should consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, it is more likely than not that some portion or all of the Company’s net deferred tax assets will not be realized in future periods. Upon emergence from the Chapter 11 proceedings on the Effective Date, the Company had not generated income before income tax expense for any recent prior year and was experiencing continued revenue decline in its operations. Since positive evidence of realizability did not exist, the Company established a valuation allowance that equaled its total net deferred tax asset at that time. For the period October 8, 2002 to December 31, 2002, Metrocall generated approximately $8.0 million of income before income tax expense. Although this was positive evidence, management did not believe it was sufficient to overcome the negative evidence discussed above, therefore the full valuation allowance was retained at December 31, 2002.

      During the quarter ended December 31, 2003, management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that certain of its net deferred tax assets would be realized in future periods. Therefore, the Company reduced its valuation allowance related to deferred tax benefits expected to be realized by approximately $53.0 million. The positive evidence the Company considered in its evaluation includes operating income and cash flows for 2002 and 2003; the retirement of the Senior Secured and PIK notes, redemptions in 2003 and planned redemptions of the series A preferred stock in 2004; and anticipated operating income and cash flows for future periods in sufficient amounts to realize a portion of the net deferred tax assets.

      Net operating loss and other tax credit carryforwards totaling $7.0 million will not be realizable due to a change of control as defined by IRS regulations, which occurred in January, 2004. Accordingly, a valuation allowance remains against these and certain other deferred tax assets.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the provisions of SFAS 109 and SOP 90-7, tax benefits realized from reductions in the deferred tax valuation allowance that existed in fresh start accounting are first credited against the intangible assets that were recorded in the fresh start accounting, and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The Company reduced the carrying value of intangible assets by $3.0 million and $16.3 million for the period October 8, 2002 to December 31, 2002 and the year ended December 31, 2003, respectively, as a result of the realization of deferred tax benefits. Also, in the fourth quarter of 2003, additional paid-in capital was increased by $57.1 million related to deferred tax benefits realized in 2003 ($4.1 million) and deferred tax assets expected to be realized in the future ($53.1 million).

      The income tax provision for the year ended December 31, 2001; January 1 to October 7, 2002; October 8 to December 31, 2002 and for the year ended December 31, 2003 was composed of the following ($’s in thousands):

	Predecessor Company		Reorganized Company

	Year Ended	January 1 to	October 8 to	Year Ended
	December 31,	October 7,	December 31,	December 31,
	2001	2002	2002	2003

Total income tax (provision)/benefit
Current —
Federal	$—	$—	$—	$(1,351)
State	—	—	—	(147)

	$—	$—	$—	$(1,498)
Deferred —
Federal	$—	$—	$(2,460)	$(16,580)
State	—	—	(540)	(3,676)

	$—	$—	$(3,000)	$(20,256)

	$—	$—	$(3,000)	$(21,754)

      The provision for income taxes for the year ended December 31, 2001; January 1 to October 7, 2002; October 8 to December 31, 2002 and for the year ended December 31, 2003 results in effective rates that differ from the Federal statutory rate as follows:

	Predecessor Company		Reorganized Company

	Year Ended	January 1 to	October 8 to	Year Ended
	December 31,	October 7,	December 31,	December 31,
	2001	2002	2002	2003

Statutory Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	4.6	4.6	4.6	4.0
Change in valuation allowance	(14.9)	—	—	—
Series A preferred dividends and accretion and accretion on PIK Note	—	—	—	12.4
Permanent differences	(23.7)	(38.6)	—	4.8
Other	(1.0)	(1.0)	(1.3)	—

Effective tax rate	0.0%	0.0%	38.3%	56.2%

      For purposes of determining the Company’s income tax provision, accretion on the PIK note and dividends and accretion of series A preferred stock are excluded from the determination of taxable income and

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consequently provide an increase in the effective income tax rate reflected in the accompanying statement of operations.

15.     Unaudited Quarterly Financial Data

      The following table of unaudited quarterly financial data has been prepared from the financial records of Metrocall, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented ($’s in thousands, except per share amount). All periods for 2002 reflect results of the Predecessor Company, except the December 31, 2002 period, which reflects Reorganized Company results.

	March 31		June 30		September 30		December 31

	2002	2003	2002	2003	2002	2003(a)	2002(b)	2003(d)

Revenues	$12,068	$87,389	$106,484	$82,785	$102,316	$79,614	$85,403	$87,071
Income/(loss) from operations	$(9,508)	$6,792	$2,655	$14,046	$(1,632)	$19,428	$9,349	$17,523
Income /(loss) attributable to common stockholders(c)	$(32,029)	$(23)	$(22,729)	$3,290	$1,402,259	$5,582	$2,137	$2,038
Basic earnings (loss) per share attributable to common stockholders	$(0.36)	$(0.00)	$(0.25)	$0.66	$14.98	$1.13	$0.43	$0.39
Diluted earnings (loss) per share attributable to common stockholders	$(0.36)	$(0.00)	$(0.25)	$0.64	$14.98	$1.08	$0.43	$0.37

The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

(a)	Predecessor Company September 30, 2002 results include the period from October 1, 2002 to October 7, 2002.
(b)	Reorganized Company December 31, 2002 results include the period from October 8, 2002 to December 31, 2002.
(c)	Income (loss) attributable to common stockholders for the period ended September 30, 2002 includes several items related to our emergence from the chapter 11 proceedings and the related cancellation or discharge of certain of our debt obligations and equity securities. These items include: a net gain of $749.8 million from the discharge and termination of debt; a net gain of $575.5 million due to fresh-start accounting adjustments; a gain of $80.3 million from the cancellation of outstanding Preferred Stock; and the cessation of recording contractual interest of $64.4 million while we were operating in bankruptcy from June 3, 2002 to the Effective Date.
(d)	Includes the operating results of the acquired assets from Weblink for the period November 18, 2003 to December 31, 2003.

SCHEDULE II

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2001,
the periods from January 1, 2002 to October 7, 2002
and October 8, 2002 to December 31, 2002,
Year Ended December 31, 2003
(In Thousands)

		Additions

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Year	Expenses	Acquired(1)	Deductions(2)	Year

Predecessor Company
Year ended December 31, 2001
Allowance for doubtful accounts	$5,494	$20,393	$1,946	$20,297	$7,536

January 1 — October 7, 2002
Allowance for doubtful accounts	$7,536	$13,578	—	$14,440	$6,674

Reorganized Company
October 8, 2002 — December 31, 2002
Allowance for doubtful accounts	$6,674	$1,744	—	$1,905	$6,513

Year Ended December 31, 2003
Allowance for doubtful accounts	$6,513	$2,403	$1,275	$3,226	$6,965

(1)	Allowance for doubtful accounts of businesses acquired.

(2)	Deductions represent write-offs of accounts receivable.

S-1