Form 10-K/A
period 2003-12-31
METROCALL HOLDINGS INC
filed 2004-04-29
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Common Stock, par value $0.01- 5,462,285 shares outstanding as of April 23, 2004

This filing includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the timing and completion of the proposed merger between Metrocall Holdings, Inc. and Arch Wireless, Inc., which was publicly announced on March 29, 2004, and expected future revenues, liquidity, products and growth opportunities of the combined company. These statements are based on our management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors, financial markets, the failure of the merger between Metrocall and Arch to be completed for any reason or the parties being unable to realize the benefits of the transaction. More detailed information about those factors is contained in Metrocall’s and Arch’s respective filings with the Securities and Exchange Commission, including their respective annual reports on Forms 10-K for the year ended December 31, 2003.

EXPLANATORY NOTE

     Metrocall Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 25, 2004, for the purpose of amending and restating Part III of such Annual Report in its entirety, as set forth below. This Amendment No. 1 on Form 10-K/A does not change or otherwise amend the foregoing Annual Report, including, without limitation, our previously reported financial statements and other financial disclosures.

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

     Board Of Directors

     Metrocall’s bylaws require that Metrocall have seven directors. Pursuant to Metrocall’s bylaws adopted in connection with its emergence from bankruptcy proceedings on October 8, 2002, its board of directors was initially comprised of: four directors appointed by the secured lenders that were party to Metrocall’s predecessor’s secured credit facility; one director appointed by an ad hoc committee formed by certain holders of senior subordinated notes issued by Metrocall’s predecessor; one independent director appointed by the collective mutual consent of the secured lenders and the ad hoc committee; and Metrocall’s chief executive officer at that time, by virtue of such office. Metrocall’s bylaws provide that the chief executive officer and the four directors appointed by the secured lenders are elected for a term of one year, expiring at the next annual meeting of Metrocall stockholders, while the two remaining directors each serve an initial three-year term, which will expire at the 2005 annual meeting of Metrocall stockholders. On March 29, 2004, we announced that we had entered into a merger agreement with Arch Wireless, Inc., a copy of which is attached as Exhibit 2.5 hereto and is incorporated herein by reference. Metrocall’s merger with Arch is conditioned upon, among other things, the approval of the stockholders of each of Metrocall and Arch and requisite governmental and regulatory consents and approvals. Additional information about the merger is available in Metrocall’s Current Reports on Form 8-K, as filed with the SEC on March 31, 2004.

     Metrocall’s bylaws provide after the initial appointment of its board of directors, that directors whose terms are due to expire may be re-elected or replaced by its stockholders at the next annual meeting of stockholders. At the Metrocall stockholders’ meeting on May 7, 2003, the two directors with three-year terms continued as directors, and the four directors initially appointed by the secured lenders and Mr. Kelly were elected to serve for an additional term of one year by Metrocall stockholders.

     Because Metrocall will hold a special meeting of Metrocall stockholders to approve the merger with Arch, Metrocall does not anticipate holding a regular annual meeting of its stockholders in 2004. If the merger is not completed, Metrocall will hold an annual meeting of its stockholders to elect directors.

     The following table sets forth the names of Metrocall’s directors. The table also sets forth each such person’s age on April 23, 2004, the period during which he has served as a director, the expiration of his term, and the positions he currently holds with Metrocall.

			Expiration Of
Nominees	Age	Director Since	Term	Positions Held With Metrocall
Eugene I. Davis	49	2002	2004	Director
Nicholas A. Gallopo	72	2002	2004	Director
Vincent D. Kelly	44	2003	2004	Director, President and Chief Executive Officer
Brian O’Reilly	44	2002	2004	Director
David J. Leonard	51	2002	2004	Director
Steven D. Scheiwe	43	2002	2005	Director
Royce Yudkoff	48	1997	2005	Chairman of the Board

     We set forth below certain biographical information regarding the directors of Metrocall.

     Eugene I. Davis has been a director of Metrocall since October 2002. Mr. Davis has been the Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately-held consulting firm specializing in, among other things, crisis and turnaround management, since 1999. In connection with his role at Pirinate, Mr. Davis has served RBX Industries, Inc. as its Chairman, Chief Executive Officer and President from January 2001 to December 2003. Prior to that, Mr. Davis was the Chief Executive Officer of Smartalk Teleservices, Inc. from 1999 to 2001, and the Chief Operating Officer of Total-Tel USA Communications, Inc. from 1998 to 1999. Mr. Davis currently serves as a director for TelCove, Inc., Eagle Geophysical, Inc., and Tipperary Corporation. Mr. Davis was a director of Coho Energy, Inc. at the time of its filing of a petition under Chapter 11 of the Bankruptcy Code.

     Nicholas A. Gallopo has been a director of Metrocall since October 2002. Mr. Gallopo is a consultant and Certified Public Accountant. He retired as a partner of Arthur Andersen LLP in 1995 after 31 years with the firm. He also served as a director of Neuman Drug Company in 1995 and 1996, a director of Wyant Corporation, formerly Hosposable Products, Inc., from 1995 to 2001, and a director of Bridge Information Systems, Inc. from 2000 to 2002.

     Vincent D. Kelly was appointed President and CEO of Metrocall on February 5, 2003. Prior to assuming this role, Mr. Kelly was the Chief Operating Officer, Chief Financial Officer, and Executive Vice President of Metrocall. He has also served as the Treasurer from August 1995 to February 2003 and served as a Director of Metrocall from 1990 to 1996. Mr. Kelly was responsible for managing the Company’s financial restructuring in 2002. He has been heavily involved in Metrocall’s merger and acquisition strategy. Mr. Kelly was also involved in taking the Company public in 1993 and managed all subsequent public offerings and financings. Prior to joining Metrocall in 1987, he served in public accounting. Mr. Kelly currently serves on the board of directors of Penton Media, Inc. and GTES, LLC. Mr. Kelly was an executive officer of Metrocall at the time of its filing in June of 2002 of a petition under Chapter 11 of the Bankruptcy Code.

     David J. Leonard has been a director of Metrocall since October 2002. Mr. Leonard is currently President of Liberty Media Latin America. Prior to that, Mr. Leonard was the President of DJL Consulting LLC, the President and CEO of VeloCom Inc., the founding shareholder of Vesper, Latin America’s largest competitive local exchange carrier. Before founding VeloCom in 1998, Mr. Leonard was the President and CEO of United International Holdings in Latin America, which he founded in 1993. Mr Leonard has been involved in the media and telecommunications business since 1977. Mr. Leonard is on the board of Cablevision (Argentina), Metropolis-Intercom (Chile), Sky Latin America and is a past board member of Net Sao Paulo (Brazil), Vesper (Brazil), Swedish Cable and Dish (Sweden), the Colorado Cable Television Association and the Samaritan Shelter for the Homeless.

     Brian O’Reilly has served on the board of Metrocall since October 2002. Prior to that, he worked for 16 years at Toronto Dominion Bank, during which period Toronto Dominion was one of the largest providers of capital in the media/telecommunications sector. Approximately 10 years of his tenure at Toronto Dominion were focused on telecommunications clients. From 1992 to 1996 he had primary responsibility for structuring and syndicating bank loans for domestic telecommunications operators. From 1996 to 2002 he was managing director of the media/ telecommunications group where he originated bank loans, private equity, advisory and mergers and acquisitions business primarily from wireless and emerging telecommunications clients.

     Steven D. Scheiwe has been a director of Metrocall since October 2002. Since May 2001, Mr. Scheiwe has been the President of Ontrac Advisors, Inc., a management and business consulting firm providing analysis and management services to private equity groups, privately held companies and traders of distressed corporate bond issues. Prior to this, Mr. Scheiwe served as the Chief Executive Officer of Teletrac, Inc., a wireless location and telecommunications service provider, from 1999 to May 2001, and as general counsel and secretary of Teletrac from 1995 to 1999. Mr. Scheiwe currently serves on the board of directors of Neff Corporation, Microcell Telecommunications, Inc., General Chemical Industrial Products, Inc. and Reptron Electronics, Inc. Mr. Scheiwe was Chief Executive Officer of Teletrac, Inc. at the time of its filing of a petition under Chapter 11 of the Bankruptcy Code. In addition, Mr. Scheiwe was a director of Nucentrix Broadband Communications, Inc. at the time of its filing of a petition under Chapter 11 of the Bankruptcy Code.

     Royce Yudkoff has been a director of Metrocall since April 1997 and has served as chairman since February 2003. Mr. Yudkoff is the Managing Partner of ABRY Partners, LLC, a private equity investment firm which focuses exclusively on the media and communications sector. Prior to co-founding ABRY in 1989, Mr. Yudkoff was a partner at Bain & Company, an international management consultancy firm where he shared responsibility for Bain’s media practice. Mr. Yudkoff serves on the board of directors of Muzak, LLC and Nexstar Broadcasting Group. Mr. Yudkoff was a director of Metrocall at the time of its filing of a petition under Chapter 11 of the Bankruptcy Code.

     Executive Officers

     Executive officers of Metrocall serve at the pleasure of the Board of Directors, subject in Mr. Kelly’s case to the provisions of his employment agreement. This table sets forth the names of the executive officers of Metrocall, their ages as of April 23, 2004, and their positions with Metrocall.

Name	Age	Position
Vincent D. Kelly	44	President and Chief Executive Officer
Stan F. Sech	60	Chief Operating Officer
George Z. Moratis	38	Chief Financial Officer and Treasurer

     We set forth below certain biographical information concerning the individuals listed above.

     Vincent D. Kelly – See biography under “Board of Directors.”

     Stan F. Sech was appointed Chief Operating Officer on February 5, 2003. In this capacity, he manages the operations of the company including Sales and Marketing, Supply Chain Management, Call Center, Customer Care and the Field Sales Operating Regions. He joined Metrocall in early 2000 as Senior Vice President of Corporate and Business Development and Integration. Mr. Sech has been instrumental in the development of a number of strategic alliances, content agreements and business opportunities. He was responsible for the negotiations of several acquisitions and due diligence duties related to other acquisition candidates. He was also instrumental during the reorganization process in helping to renegotiate and eliminate leases for facilities and locations no longer required. Mr. Sech has over 20 years of experience in the wireless messaging industry and has been recognized as a telecommunications industry leader. Previously, he served as CEO of PageOne Communications in the United Kingdom and worked with the European wireless industry. Prior to PageOne Communications, he was President & COO of USA Mobile Communications. He was Senior Vice President and General Manager of Graphic Scanning Corporation. He also was a board member of both the U.S. and European wireless paging industry associations and presently serves on the board of IRIS Wireless and GTES, LLC.

     George Z. Moratis was appointed Chief Financial Officer on February 5, 2003. He joined Metrocall in December 1998 and has served as Vice President and Senior Vice President of Finance and Assistant Treasurer. His responsibilities have included external financial reporting, financial planning, due diligence and transactions, and managing the Treasury, Purchasing and Accounts Receivable functions for the company. Mr. Moratis was previously with MCI Communications where he was a senior manager of external financial reporting. Prior to MCI, he worked within the Division of Corporation Finance of the Securities and Exchange Commission and in public accounting with Deloitte & Touche, LLP. Mr. Moratis is a Certified Public Accountant. He presently serves as Secretary of GTES, LLC.

     Audit and Governance Committee

     The Board of Directors has established an Audit and Governance Committee to review the scope of the independent annual audit and Metrocall’s corporate governance policies and principles. On December 31, 2003, Messrs. Gallopo (chair), Davis, and Scheiwe were members of the Audit and Governance Committee.

     Audit and Governance Committee Financial Expert

     The Board of Directors has determined that Metrocall has a financial expert on its Audit and Governance Committee. Mr. Gallopo is the financial expert on the Audit and Governance Committee and an independent director of Metrocall.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to Metrocall pursuant to Rule 16a-3(c) promulgated under the Exchange Act, we are not aware of any failure of any officer, director or beneficial owner of more than 10% of the shares of our common stock or preferred stock to timely file with the SEC any Form 3, 4 or 5 in respect of Metrocall during the fiscal year ended December 31, 2003, except for the following instances: each of Messrs. Sech and Moratis filed one late Form 3 with respect to their appointments in February 2003 as chief operating officer and chief financial officer, respectively, which was filed upon their receiving grants of options for shares of Metrocall’s common stock in May 2003. During the period between their respective appointments and the grant of such options, neither Mr. Sech nor Mr. Moratis held any shares or options for shares of Metrocall capital stock.

     Code of Ethics

     Metrocall has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics is available on Metrocall’s internet website at http://storefront.metrocall.com/assets/about_mcll/downloads/HR023_ethcsplcy_2_04.pdf.

ITEM 11. Executive Compensation

     Summary Compensation Table

     The following table sets forth a summary of all compensation during the last three fiscal years for (1) Metrocall’s Chief Executive Officer and (2) the executive officers of Metrocall whose aggregate annual salary and bonus exceeded $100,000 for the year ended December 31, 2003 (the “named executive officers”).

	For the Year
Name and	Ended			All Other
Principal Position	December 31	Salary	Bonus(a)	Compensation
Vincent D. Kelly (1)	2003	$511,502	$1,060,000	$4,308	(b)
President and Chief Executive Officer	2002	400,010	600,000	4,346	(b)
	2001	400,010	1,200,000	3,300	(b)
William L. Collins III (2)	2003	$77,463	$0	$1,815,000	(c)
Former President and Chief Executive	2002	530,010	795,000	44,982	(d)
Officer	2001	530,010	1,590,000	44,982	(d)
Stan F. Sech (3)	2003	$306,485	$525,000	$2,096	(b)
Chief Operating Officer	2002	306,485	160,000	3,742	(b)
	2001	306,428	55,000	3,704	(b)
George Z. Moratis (4)	2003	$191,502	$297,032	$5,317	(b)
Chief Financial Officer and Treasurer	2002	138,325	101,969	3,579	(b)
	2001	138,322	35,000	1,597	(b)

(a)	Includes bonuses earned in the year indicated, whether paid in the year indicated or the following year.

(b)	Allocation of employer contribution under the Metrocall, Inc. Savings and Retirement Plan.

(c)	Aggregate of other payments by Metrocall upon Mr. Collins’ severance from Metrocall.

(d)	Payments by Metrocall for life insurance premiums pursuant to Mr. Collins’ employment agreement.

(1)	As of February 5, 2003, Mr. Kelly became President and Chief Executive Officer. Prior to that time, Mr. Kelly was the Chief Financial Officer, Chief Operating Officer, Treasurer and Executive Vice President.

(2)	As of February 5, 2003, Mr. Collins was removed as President and Chief Executive Officer.

(3)	As of February 5, 2003, Mr. Sech became Chief Operating Officer. Prior to such date, Mr. Sech was not an executive officer.

(4)	As of February 5, 2003, Mr. Moratis became Chief Financial Officer and Treasurer. Prior to such date, Mr. Moratis was not an executive officer.

Option Grants In 2003

     Stock options were granted to the named executive officers during the fiscal year ended December 31, 2003, as set forth below.

	Option Grants in Last Fiscal Year
	Number of
	Shares of
	Common Stock	Percent of Total
	Underlying	Options Granted	Exercise
	Options	to Employees in	Price per	Expiration	Grant Date
Name	Granted (1)	Fiscal Year	Share	Date	Present Value (2)
Vincent D. Kelly President and Chief Executive Officer	60,000	14.63%	$0.566	May 7, 2013	$88,560
Stan F. Sech Chief Operating Officer	30,000	7.32%	$0.566	May 7, 2013	$44,280
George Z. Moratis Chief Financial Officer and Treasurer	30,000	7.32%	$0.566	May 7, 2013	$44,280

(1)	These options were granted on May 7, 2003, and vest and are exercisable with respect to 50% of the underlying shares on the first anniversary of the grant, May 7, 2004, and with respect to the remaining 50% of the underlying shares of Metrocall common stock on the second anniversary of the grant, May 7, 2005.

(2)	The present value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these amounts, Metrocall assumed a risk-free interest rate of 1.37% per annum, an expected life of 10 years and vesting period as noted in (1) above, an expected dividend yield of zero and an expected volatility of 62.12%.

     Aggregate Option Exercises in 2003 and Option Year-End Value

     The following table sets forth information concerning options exercised during 2003 by each of the executive officers identified in the Summary Compensation Table above and the number and value of unexercised stock options held by each of those executive officers. Amounts described in the following table under the heading “Value of Unexercised In-the-Money Options at Fiscal Year End” are based on the aggregate fair market value of the underlying shares of common stock on December 31, 2003 ($73.00 per share), less the aggregate option exercise price. Amounts described in the following table under the heading “Value Realized” represent the difference between the aggregate fair market value of the underlying shares of common stock on the date of exercise and the aggregate exercise price.

			Number of Shares Underlying		Value of Unexercised
			Unexercised Options at Fiscal		In-the-Money Options at
			Year-End		Fiscal Year-End
	Shares
	Acquired
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Vincent D. Kelly President and Chief Executive Officer	0	N/A	0	60,000	0	$4,346,040
Stan F. Sech Chief Operating Officer	0	N/A	0	30,000	0	$2,173,020
George Z. Moratis Chief Financial Officer and Treasurer	0	N/A	0	30,000	0	$2,173,020

     Director Compensation

     Directors who are not full-time officers of Metrocall (currently, all of the directors, other than Mr. Kelly) receive an annual fee of $40,000 for serving on the Board and an additional annual fee of $4,000 for serving on a committee, plus $2,500 for each regular board meeting attended and $1,500 for each special board or committee meeting. Directors who are full-time officers of Metrocall receive no additional compensation for serving on the Board or its committees. Directors are reimbursed for travel costs and other out-of-pocket expenses incurred in attending meetings.

     The Metrocall Holdings, Inc. 2003 Stock Option Plan, provides for formula grants of common stock options to directors who have never been officers or employees of Metrocall and allows the Board to make discretionary grants to any director. Under the plan, directors are eligible to receive options. During 2003 non-employee directors received options for an aggregate of 60,000 shares of common stock.

     Employment Arrangements

     Mr. Kelly is party to an amended and restated employment agreement with Metrocall and its subsidiary, Metrocall, Inc., dated as of February 5, 2003, as amended by an amendment dated as of March 25, 2004, a copy of which is attached as Exhibit 10.4 hereto and is incorporated herein by reference, which expires on October 8, 2005. Under his current employment agreement, Mr. Kelly has an annual salary of $530,000 and is entitled to an annual bonus of between 80% and 150% of base salary based on targeted paydowns of Metrocall debt amounts. In addition, Mr. Kelly has been granted 100,000 shares of Series A preferred stock of the Company, subject to transfer restrictions which are scheduled to lapse as to respective one thirds of the shares on each of the first, second and third anniversaries of the date of Metrocall’s emergence from bankruptcy proceedings. Mr. Kelly’s shares of preferred stock have been partially redeemed and his remaining shares of preferred stock are scheduled to be redeemed on May 17, 2004, in accordance with the notice of redemption of the remaining outstanding preferred stock dated March 31, 2004.

     Termination of Employment. Mr. Kelly’s employment agreement provides for certain payments upon various terminations of employment. If Mr. Kelly’s employment is terminated by reason of death or disability, Metrocall will pay Mr. Kelly (or his legal representatives, if applicable), base salary until the Expiration Date. If Mr. Kelly is terminated without cause or Mr. Kelly terminates his employment for good reason (each as defined under the employment agreement), Mr. Kelly would receive (i) two times base salary, (ii) an amount equal to the cash performance bonus paid or payable to Mr. Kelly with respect to the annual period prior to the year of termination and (iii) lapse of restrictions on the restricted stock. The payments set forth above would be made to Mr. Kelly within 45 days after the applicable termination of employment.

     Change of Control. Upon a “Change of Control” (as defined under Mr. Kelly’s employment agreement), Mr. Kelly would receive a payment equal to .20% of the new capital invested in Metrocall in connection with the Change in Control. Such payment would be paid in a lump sum within 10 days after the consummation of the Change in Control. In the event Mr. Kelly becomes subject to excise taxes under Section 4999 of the Internal Revenue Code, the employment agreement provides for a tax gross up payment.

     2004 Amendment to Employment Agreement. On March 25, 2004, in connection with the proposed merger of Metrocall and Arch Wireless, Inc., the Board of Directors approved an amendment to Mr. Kelly’s February 5, 2003 employment agreement that (1) approved and ratified a bonus payment of $530,000 for meeting performance targets previously set by the Board for fiscal year 2004 ahead of schedule in fiscal year 2003, which was paid in January 2004, (2) provided for a guaranteed minimum bonus payment of $530,000, payable in February 2005, provided that certain performance targets established by Metrocall’s board of directors for the 2004 calendar year are met, and (3) provided for a cash bonus of one million dollars, upon the completion of the merger with Arch. The one million dollars cash bonus is in lieu of any other payments with respect to the merger and was conceived by the Metrocall Board as a suitable replacement for the Change of Control payment under Mr. Kelly’s employment agreement. Because no new capital would be invested as a result of Metrocall’s merger with Arch as originally conceived, the Metrocall Board had committed to considering a suitable replacement for the Change of Control payment in Mr. Kelly’s employment agreement at the time that the Board had authorized Metrocall’s efforts to pursue the merger with Arch in September 2003.

     Upon and subject to completion of the merger of Metrocall and Arch, Mr. Kelly and the new holding company that will wholly own both Metrocall and Arch will enter into a new employment agreement and Mr. Kelly’s existing employment agreement with Metrocall will be terminated. The new agreement will be for an initial term of three years commencing on the date of consummation of the merger and provide for an annual salary of $600,000 for Mr. Kelly. For the remainder of calendar year 2004, Mr. Kelly will be entitled to a minimum bonus of $530,000 payable in February 2005, provided that certain performance targets previously set by the compensation committee of the Metrocall Board are met. For subsequent calendar years, Mr. Kelly will be eligible for an annual bonus of up to 200% of his base salary based on achievement of certain performance targets to be set by the new holding company’s board of directors or the compensation committee thereof.

     Mr. Kelly’s employment agreement with the new holding company will also provide for certain payments upon termination of his employment. If Mr. Kelly’s employment is terminated by reason of death or disability, the new holding company will pay Mr. Kelly (or his legal representatives), his base salary through the remaining term of his employment agreement payable in a lump sum. If Mr. Kelly is terminated without cause or if Mr. Kelly terminates his employment for good reason (generally if the new holding company makes adverse changes to Mr. Kelly’s compensation, benefits, or duties or requests that he relocate), Mr. Kelly would receive the following (1) an amount equal to his full base salary for the greater of two years and the remaining term of his employment agreement; (2) an amount equal to the annual bonus paid or payable to Mr. Kelly with respect to the prior annual period; (3) reimbursement of the cost of continuation of group health coverage for the greater of two years and the remaining term of his employment agreement; and (4)

full vesting of any equity compensation and the lapse of all restrictions with respect to any restricted stock granted to Mr. Kelly. If Mr. Kelly’s employment is terminated by the new holding company without cause or by Mr. Kelly for good reason in connection with a “change of control”, Mr. Kelly will be is entitled to reimbursement for any applicable excise taxes paid.

     Compensation Committee Interlocks and Insider Participation

     The Board of Directors has appointed a Compensation Committee to consider compensation matters. At December 31, 2003, Messrs. O’Reilly (chair), Leonard and Yudkoff were members of the Compensation Committee. No member of the Compensation Committee was, during the 2003 fiscal year or prior thereto, an officer or employee of Metrocall or any of its subsidiaries.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     There were 5,462,285 shares of Metrocall’s common stock and 605,673 shares of Metrocall’s Series A preferred stock issued and outstanding on April 23, 2004. Metrocall has scheduled the redemption of the remaining outstanding shares of Metrocall’s Series A preferred stock for May 17, 2004, pursuant to a notice of redemption dated March 31, 2004. The following table sets forth certain information, as of April 23, 2004, regarding beneficial ownership of Metrocall’s common stock and Series A preferred stock by (1) each director and executive officer of Metrocall, (2) all directors and executive officers of Metrocall as a group and (3) each person who is known to Metrocall to own more than 5% of either Metrocall’s common stock or Series A preferred stock.

     Under the rules of the Securities and Exchange Commission, a beneficial owner of Metrocall’s common stock and Series A preferred stock is a person who directly or indirectly has or shares voting power or investment power with respect to the shares of stock. Voting power is the power to direct the vote of the shares. Investment power is the power to dispose of or direct the disposition of the shares. Beneficial ownership of the shares also includes those shares as to which voting power or investment power may be acquired within 60 days.

     The information on beneficial ownership in the following table is based upon Metrocall’s records and the most recent Schedule 13D or 13G filed by each such person or entity. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the shares shown.

Shares and Percentages Of Beneficially Owned Common & Series A Preferred Stock
as of April 23, 2004 (reflecting the 5 for 1 common stock split on October 16, 2003)

	Shares of			Shares of	Percentage of
	Common		Percentage of	Preferred	Class
NAME	Stock Owned		Class Outstanding	Stock Owned	Outstanding
Royce Yudkoff, Chairman of the Board and Director	10,005	(a)	*	0	0
Vincent D. Kelly, President and Chief Executive Officer	30,000	(b)	*	10,113	**
Stan F. Sech, Chief Operating Officer	15,000	(c)	*	0	0
George Z. Moratis, Chief Financial Officer and Treasurer	15,000	(d)	*	0	0
Eugene I. Davis, Director	10,000	(e)	*	0	0
Nicholas A. Gallopo, Director	10,000	(e)	*	0	0
Brian O’Reilly, Director	10,000	(e)	*	0	0

	Shares of			Shares of	Percentage of
	Common		Percentage of	Preferred	Class
NAME	Stock Owned		Class Outstanding	Stock Owned	Outstanding
David J. Leonard, Director	10,000	(e)	*	0	0
Steven D. Scheiwe, Director	10,000	(f)	*	0	0
All directors and executive officers as a group (9 persons)	120,005	(g)	**	10,113	**
Alpine Associates, L.P. 100 Union Ave. Cresskill, New Jersey 07626	0		0	46,937	7.7%
Capital Crossover Partners, Inc. 1001 19th Street North, Suite 1120 Arlington, VA 22209	0		0	33,052	5.5%
Commercial Loan Funding Trust I JP Morgan Chase Tower 600 Travis Street Houston, TX 77002	0		0	64,635	10.7%
Endeavour, LLC c/o PPM America, Inc. 225 West Wacker Drive, Suite 1200 Chicago, IL 60606-6301	183,155		**	46,750	7.7%
Fleet National Bank 777 Main Street, M.S. CT EH 40221B Hartford, CT 06115	341,055		6.2%	87,052	14.4%
Morgan Stanley & Co. One Pierrepoint Place New York, NY 11201	0		0	38,428	6.3%
Toronto Dominion (Texas), Inc. c/o TD Texas, Inc. 909 Fannin Street, Suite 1700 Houston, TX 77010	191,865		**	87,052	14.4%
Wachovia Bank, NA 191 Peachtree Street N.E. Atlanta, GA 30303-1757	0		0	87,052	14.4%
Leucadia National Corporation & its subsidiaries WebLink Wireless, Inc. & WebLink Wireless I, L.P. 315 Park Avenue South New York, NY 10010	625,000	(h)	11.2%	0	0
Franklin Advisers, Inc. One Franklin Parkway San Mateo, CA 94403	276,590		5.1%	0	0

*	Less than 1%.

**	Less than 5%.

(a)	Includes 10,000 shares of Metrocall’s common stock issuable upon the exercise of options granted under Metrocall’s 2003 stock option plan that vest upon such director’s re-election in 2005, but are immediately vested and exercisable immediately prior to the completion of the merger between Metrocall and Arch, which for the purposes of this table is assumed to be within 60 days of this filing.

(b)	Consists of 30,000 shares of Metrocall’s common stock issuable upon the exercise of options granted under Metrocall’s 2003 stock option plan that will be exercisable on and after May 7, 2004.

(c)	Consists of 15,000 shares of Metrocall’s common stock issuable upon the exercise of options granted under Metrocall’s 2003 stock option plan that will be exercisable on and after May 7, 2004.

(d)	Consists of 15,000 shares of Metrocall’s common stock issuable upon the exercise of options granted under Metrocall’s 2003 stock option plan that will be exercisable on and after May 7, 2004.

(e)	Consists of 10,000 shares of Metrocall’s common stock issuable upon the exercise of options granted under Metrocall’s 2003 stock option plan that vest upon such director’s re-election in 2004, but are immediately vested and exercisable immediately prior to the completion of the merger between Metrocall and Arch, which for the purposes of this table is assumed to be within 60 days of this filing.

(f)	Consists of 10,000 shares of Metrocall’s common stock issuable upon the exercise of options granted under Metrocall’s 2003 stock option plan that vest upon such director’s re-election in 2005, but are immediately vested and exercisable immediately prior to the completion of the merger between Metrocall and Arch, which for the purposes of this table is assumed to be within 60 days of this filing.

(g)	Includes of an aggregate of 120,000 shares of Metrocall’s common stock issuable upon the exercise of options granted under Metrocall’s 2003 stock option plan, as described in footnotes (a)—(f) above.

(h)	Includes an aggregate of 25,000 shares of Metrocall’s common stock issuable upon the exercise of warrants granted to WebLink Wireless I, L.P. in connection with Metrocall’s acquisition of certain assets of WebLink Wireless, Inc. on November 18, 2003. Included also are another 100,000 shares of Metrocall’s common stock issuable upon the exercise of warrants granted to WebLink Wireless I, L.P. in connection with such acquisition that vest annually in increments of warrants to purchase 25,000 shares commencing on November 18, 2004, but will vest and are exercisable immediately upon receipt of the Federal Communications Commission’s approval of pending license transfers from various Weblink entities to Metrocall, which for the purposes of this table is assumed to occur within 60 days of this filing. According to a Schedule 13D filed by Leucadia National Corporation, and its subsidiaries, WebLink Wireless, Inc. and WebLink Wireless I, L.P., on November 26, 2003, WebLink Wireless, Inc. is a Delaware corporation and the general partner of WebLink Wireless I, L.P., and Leucadia is a New York corporation that holds approximately 80.2% of the outstanding stock of WebLink Wireless, Inc. According to their filing on Schedule 13D, approximately 26.5% of the common shares of Leucadia outstanding at November 12, 2003 (including shares issuable pursuant to currently exercisable warrants), is beneficially owned (directly and through family members) by Ian M. Cumming, Chairman of the Board of Directors of Leucadia, and Joseph S. Steinberg, a director and President of Leucadia (excluding an additional 1.6% of the common shares of Leucadia beneficially owned by trusts for the benefit of Mr. Steinberg’s children, as to which Mr. Steinberg disclaims beneficial ownership). Their Schedule 13D filing also indicates that private charitable foundations independently established by each of Messrs. Cumming and Steinberg each beneficially own less than one percent of the outstanding common shares of Leucadia. Accordingly, each of WebLink Wireless, Inc., Leucadia, Mr. Cumming and Mr. Steinberg may be deemed to have voting and dispositive power with respect to the shares of Metrocall common stock owned as of record by WebLink Wireless I, L.P. and to be issued to WebLink Wireless I, L.P. upon exercise of the warrants to purchase 125,000 shares of Metrocall common stock, and therefore each of WebLink Wireless, Inc., Leucadia, Mr. Cumming and Mr. Steinberg may be deemed to be a beneficial owner of the shares reported on their filing on Schedule 13D.

     Equity Compensation Plan Information

     Information on equity compensation plans as of the end of the 2003 fiscal year under which equity securities of the Company are authorized for issuance is set forth in the following table.

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants and rights	warrants and rights	second column)
Equity compensation plans approved by security holders	404,000	0.566	4,875
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	404,000	0.566	4,875

     Changes in Control

     Merger with Arch Wireless, Inc.

     On March 29, 2004, Metrocall and Arch Wireless, Inc. announced that they had entered into a merger agreement. The merger is structured as a merger of equals and is conditioned on, among other things, receiving shareholder and regulatory approvals. The merger agreement contemplates that after the merger, Metrocall and Arch will be wholly-owned subsidiaries of a recently-formed Delaware corporation, also referred to as “Holding Company.” The parties intend that the merger will qualify as a tax-free reorganization to the extent that shareholders receive stock rather than cash.

     When the merger is completed:

•	Metrocall common stockholders will receive 1.876 shares of Holding Company common stock for each share that they own, subject to adjustment for unanticipated changes in the number of shares of outstanding common stock of Metrocall and Arch prior to the completion of the merger. Holders of two million shares of Metrocall common stock outstanding immediately prior to the effectiveness of the merger will receive, in lieu of Holding Company common stock, $75.00 per share in cash. Prior to the effective date of the merger, Metrocall common stockholders will have the right to elect to receive cash consideration for all, none or a portion of their shares of Metrocall common stock. To the extent Metrocall common stockholders as a group elect to receive cash for more or less than two million shares of Metrocall common stock, the mix of stock and cash consideration payable to Metrocall common stockholders will be adjusted on a pro rata basis so that exactly two million shares of Metrocall common stock outstanding immediately prior to the effectiveness of the merger are exchanged for cash. The approximately four million shares of Metrocall common stock anticipated to be remaining on a fully diluted basis at the time of the merger would be converted into approximately 7.56 million shares of Holding Company common stock at the exchange ratio of 1.876 Holding Company shares for each Metrocall share. Upon completion of the merger, it is anticipated that there will be approximately 27.49 million shares of Holding Company common stock outstanding, on a fully diluted basis. As a result, former stockholders and holders of outstanding options and warrants of Metrocall will own approximately 27.5% of the outstanding common stock of Holding Company on a fully diluted basis.

•	Arch common stockholders will receive one share of Holding Company common stock for each share that they own. On a fully diluted basis, it is anticipated that there will be approximately 19.93 million shares of Arch common stock outstanding at the time of the merger. As a result, former stockholders and holders of outstanding options of Arch will own 72.5% of the outstanding common stock of Holding Company on a fully diluted basis.

     Metrocall and Arch will be filing a joint proxy statement/prospectus and other relevant documents concerning the proposed transaction with the SEC. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS WHEN IT BECOMES AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ON THE PROPOSED TRANSACTION. Investors will be able to obtain the documents free of charge at the SEC’s website (www.sec.gov). In addition, documents filed with the SEC by Metrocall or Arch with respect to the proposed transaction may be obtained free of charge by contacting Metrocall Holdings, Inc., 6677 Richmond Highway, Alexandria, Virginia 22306, Attention: Tim Dietz (tel.: 703-660-6677, ext. 6231) or Arch Wireless, Inc., Attention: Bob Lougee, Lougee Consulting Group, 7 Bridgeton Way, Hopkinton, MA 01748, (tel.: 508-435-6117).

     INVESTORS SHOULD READ THE JOINT PROXY STATEMENT/PROSPECTUS CAREFULLY WHEN IT BECOMES AVAILABLE BEFORE MAKING ANY VOTING OR INVESTMENT DECISION.

     Certain officers and directors of Metrocall have interests in the proposed merger and their interests will be described in the proxy statement of Metrocall when it becomes available. Metrocall and its directors and executive officers may be deemed to be participants in the solicitation of proxies from Metrocall. The directors and executive officers of Metrocall include: Vincent D. Kelly, Royce Yudkoff, Eugene I. Davis, Nicholas A. Gallopo, David J. Leonard, Brian O’Reilly, Steven D. Scheiwe, George Z. Moratis and Stan F. Sech. Collectively, as of April 23, 2004, the beneficial common stock ownership of the directors and executive officers of Metrocall, assuming the vesting of all options held by them, was approximately 3.1%. Stockholders may obtain additional information regarding the interests of such participants by reading the joint proxy statement/prospectus when it becomes available.

     Certain officers and directors of Arch have interests in the proposed merger and their interests will be described in the proxy statement of Arch when it becomes available. Arch and its directors and executive officers may be deemed to be participants in the solicitation of proxies from Arch stockholders. The directors and executive officers of Arch include: William E. Redmond, Jr., Richard A. Rubin, Samme L. Thompson, James V. Continenza, Eric Gold, Carroll D. McHenry, Matthew Oristano, J. Roy Pottle and C. Edward Baker, Jr. Arch has informed us that, collectively, as of March 26, 2004, the beneficial common stock ownership of the directors and executive officers of Arch was approximately 9.8%. Stockholders may obtain additional information regarding the interests of such participants by reading the joint proxy statement/prospectus when it becomes available.

     Metrocall Preferred Stock

     Section 6 of Metrocall’s Certificate of Designation governing the Series A preferred stock, requires Metrocall to redeem all of the outstanding Series A preferred stock no later than the later of December 31, 2006 and 180 days after the date that the senior secured PIK notes are paid in full. Because the substantial majority of the Series A preferred stock is held by a small number of holders, this mandatory redemption is anticipated to have the effect of shifting control from this small group to a broader array of stockholders. Metrocall has partially redeemed its Series A preferred stock and has issued a notice of redemption dated March 31, 2004, for the remaining outstanding shares of its Series A preferred stock scheduled for May 17, 2004. Metrocall will redeem or defease all of the remaining issued and outstanding shares of its Series A preferred stock (including all shares reserved for issuance under Metrocall’s Plan of Reorganization) on May 17, 2004.

ITEM 13. Certain Relationships and Related Transactions

     Merger with Arch Wireless, Inc.

     Upon and subject to completion of the proposed merger with Arch, all Metrocall stock options issued to non-employee directors pursuant to the Metrocall Holdings, Inc. 2003 Stock Option Plan will vest and become exercisable. As of April 23, 2004, the number of unvested stock options held by non-employee directors of Metrocall totaled 60,000 with an average weighted exercise price of $0.566.

     Pursuant to the terms of the merger agreement, each Metrocall stock option granted pursuant to the Metrocall Holdings, Inc. 2003 Stock Option Plan outstanding immediately prior to the completion of the merger will be converted, upon completion of the merger, into an option to acquire, on the same terms and conditions, the number of shares of such stock option multiplied by 1.876, the exchange ratio for Metrocall common stock, of the new holding company common stock at the per share exercise price of such stock option divided by 1.876.

     Indemnification and Insurance. The merger agreement provides that, upon completion of the merger, Holding Company will indemnify and hold harmless, and provide advancement of expenses to, all past and present directors, officers and employees of Metrocall and its subsidiaries, in all of their capacities:

•	to the same extent they were indemnified or had the right to advancement of expenses as of the closing date, pursuant to Metrocall’s amended and restated certificate of incorporation, amended and restated bylaws and individual indemnification agreements with any directors, officers and employees of Metrocall and its subsidiaries; and

•	to the fullest extent permitted by law,

in each case for acts or omissions occurring on or prior to the completion of the merger.

     The merger agreement also provides that, upon completion of the merger, Holding Company will cause to be maintained, for a period of six years after completion of the merger, the current policies of directors’ and officers’ liability insurance and fiduciary liability insurance maintained by Metrocall, or policies with at least the same coverage and amounts containing terms and conditions which are, in the aggregate, no less advantageous to the insured, with respect to claims arising from facts or events that occurred on or before the completion of the merger. Holding Company will also pay all reasonable expenses incurred by any individual in enforcing his or her rights to indemnification and insurance coverage under the terms of the merger agreement.

     Upon completion of the proposed merger, Mr. Yudkoff, Mr. Kelly, and two other current Metrocall directors are expected to become directors of the new holding company.

     Acquisition of Assets of Weblink Wireless Inc.

     On November 18, 2003, Metrocall, Inc. acquired certain assets and assumed certain liabilities of WebLink Wireless, Inc. and certain of its subsidiaries. Additional information about this acquisition is available in Metrocall’s Current Report on Form 8-K, filed with the SEC on November 19, 2003. The Federal Communications Commission’s approval of license transfers from various Weblink entities to Metrocall is still pending and we anticipate receiving this approval in the second fiscal quarter of 2004.

     Additional information required by this Item 13 is included in Item 11 under the caption “Employment Arrangements” and Item 12 under the caption “Change of Control.”

     Redemption of Shares of Metrocall Preferred Stock from Messrs. Kelly and Collins

     On September 30, 2003, Metrocall redeemed 29,999 shares of its preferred stock from each of Messrs. Kelly and Collins, its present and former chief executive officers, respectively, at a price of $11.129 per share, as part of the voluntarily redemption on a pro-rata basis of approximately 30% of the outstanding shares of Metrocall’s preferred stock. Messrs. Kelly and Collins participated on a pro-rata basis in two subsequent voluntary redemptions of Metrocall preferred stock in January and March of 2004, and will participate in the final redemption of Metrocall preferred stock scheduled for May 17, 2004, pursuant to the notice of redemption dated March 31, 2004.

Investment in GTES, LLC and Relationships with GTES, LLC and Global Technical Engineering Solutions Inc.

     GTES, LLC is an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc. GTES, LLC and its subsidiary, Global Technical Engineering Solutions Inc., support paging carriers globally, including Metrocall, through their respective offices in the United States and Canada, and commenced operations on February 11, 2004. Former managers and employees of Glenayre’s paging infrastructure operations own a 49% minority interest in Global Technical Engineering Solutions Inc., subject to the lapse of transfer and voting restrictions. GTES, LLC is wholly-owned by Metrocall through Metrocall Ventures, Inc., subject to rights of first refusal and tag along rights held by the minority owners of Global Technical Engineering Solutions Inc. Metrocall has invested $2,000,000 in GTES, LLC to date. Mr. Kelly and Mr. Sech currently serve as directors of GTES, LLC and Mr. Moratis currently serves as Secretary of GTES, LLC.

ITEM 14. Principal Accounting Fees and Services

     The table below shows the fees Metrocall paid or accrued for audit and other services provided by Arthur Andersen and Ernst & Young for fiscal 2002 and Ernst & Young for fiscal 2003. Metrocall’s Audit Committee determined that Ernst & Young’s and Arthur Andersen’s provision of the non-audit services during these periods was compatible with maintaining their audit independence.

Aggregate Fees Billed For	Fiscal 2002	Fiscal 2003
Audit Fees	$383,000	$584,000
Audit Related Services	0	15,000
Tax Fees	848,723	779,000
All Other Fees	0	0

Total	$1,231,723	$1,378,000

     Audit Fees. This category includes the fees for the examination of Metrocall’s consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.

     Audit Related Fees. Neither Arthur Andersen nor Ernst & Young billed Metrocall for audit related services during fiscal year 2002. In fiscal year 2003, Metrocall paid Ernst & Young $15,000 for audit and accounting consultations.

     Tax Fees. In 2002 Metrocall paid Arthur Andersen $142,879 and Ernst & Young $705,844 in tax related fees, a substantial portion of which were related to Metrocall’s bankruptcy reorganization. In

2003 Metrocall paid Ernst & Young $779,000 in tax related fees related to tax compliance, property tax assistance and tax planning and consulting.

     All Other Fees. Neither Arthur Andersen nor Ernst & Young billed Metrocall for any other services during fiscal year 2002 or 2003.

     Pre-Approval Policy and Procedures

     The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor or other firms. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

     From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided.

     The audit committee has also delegated to each individual member of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent auditor. Any approval of services by a member of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this Amendment No. 1 on Form 10-K/A.

Exhibit No.	Description
2.5	Agreement and Plan of Merger, dated as of March 29, 2004, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference to Metrocall’s Current Report on Form 8-K, as filed with the SEC on March 31, 2004).

10.4	Amendment to Employment Agreement dated as of March 29, 2004 by and between Metrocall Holdings, Inc. and Vincent D. Kelly. (†)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President. (†)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (†)

(†)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2004.

METROCALL HOLDINGS, INC.

By:	/s/ George Z. Moratis George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.5	Agreement and Plan of Merger, dated as of March 29, 2004, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference to Metrocall’s Current Report on Form 8-K, as filed with the SEC on March 31, 2004).

10.4	Amendment to Employment Agreement dated as of March 29, 2004 by and between Metrocall Holdings, Inc. and Vincent D. Kelly. (†)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President. (†)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (†)

(†)	Filed herewith.