Form 10-Q
period 2004-03-31
METROCALL HOLDINGS INC
filed 2004-05-10
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12(b-2)     Yes ☒  No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court.     Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 3, 2004

Common Stock, par value $0.01	5,462,285

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share information)

	March 31,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,697	$35,602
Restricted cash	547	547
Accounts receivable, less allowance for doubtful accounts of and $6,822 and $6,965 as of March 31, 2004 and December 31, 2003, respectively	20,163	27,262
Prepaid expenses and other current assets	10,019	11,431
Deferred tax assets, net of allowance	2,782	2,592

Total current assets	48,208	77,434

PROPERTY AND EQUIPMENT:
Land, buildings and leasehold improvements	2,564	2,082
Furniture, office equipment and vehicles	23,552	23,033
Paging and plant equipment	75,479	72,589
Less — Accumulated depreciation and amortization	(44,106)	(36,422)

	57,489	61,282

INTANGIBLE ASSETS, net of accumulated amortization of approximately $231 and $107 as of March 31, 2004 and December 31, 2003, respectively	2,200	1,746
DEFERRED TAX ASSETS, net of allowance	48,834	50,494
OTHER ASSETS	4,772	4,805

TOTAL ASSETS	$161,503	$195,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$582	$815
Current maturities of series A redeemable preferred	5,562	25,000
Accounts payable	9,449	9,900
Accrued expenses and other current liabilities	25,451	26,496
Deferred revenue and subscriber deposits	14,948	18,385

Total current liabilities	55,992	80,596

CAPITAL LEASE AND OTHER LONG-TERM DEBT, less current maturities	17	41
OTHER LONG-TERM LIABILITIES	3,599	3,492
SERIES A REDEEMABLE PREFERRED STOCK	—	18,351

Total liabilities	59,608	102,480
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; 7,500,000 shares authorized; 5,462,285 shares and 5,461,160 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	55	55
Additional paid-in capital	81,283	80,661
Unearned compensation	—	(458)
Retained earnings	20,557	13,023

Total stockholders’ equity	101,895	93,281

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,503	$195,761

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share information)

	Three Months Ended
	March 31,
	2004	2003

REVENUES:
Service, rent and maintenance revenues	$86,810	$82,848
Product sales	3,903	4,541

Total revenues	90,713	87,389

OPERATING EXPENSES:
Cost of products sold (exclusive of depreciation and amortization shown separately below)	940	979
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	28,827	23,474
Selling and marketing (exclusive of depreciation and amortization shown separately below)	9,283	11,982
General and administrative (exclusive of depreciation and amortization shown separately below)	26,826	26,768
Restructuring expense	—	5,726
Depreciation	8,300	9,770
Amortization	119	1,898

Total operating expenses	74,295	80,597

Income from operations	16,418	6,792
INTEREST EXPENSE	(137)	(2,149)
INTEREST EXPENSE — DIVIDENDS AND ACCRETION OF SERIES A PREFERRED	(3,214)	—
INTEREST AND OTHER INCOME (EXPENSE), NET	(58)	231

INCOME BEFORE INCOME TAXES	13,009	4,874
INCOME TAX PROVISION	(5,475)	(1,912)

Net income	7,534	2,962
PREFERRED DIVIDENDS AND ACCRETION	—	(2,985)

Income/(loss) available to common stockholders	$7,534	$(23)

Basic earnings/(loss) available to common stockholders	$1.38	$(0.00)

Diluted earnings/(loss) available to common stockholders	$1.31	$(0.00)

Basic weighted-average common shares outstanding	5,462,013	4,956,990

Diluted weighted-average common shares outstanding	5,762,208	4,956,990

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)
(In thousands, except share information.)

	Common Stock
			Additional
	Shares	Par	Paid-in	Unearned	Retained
	Outstanding	Value	Capital	Compensation	Earnings	Total

BALANCE, December 31, 2003	5,461,160	$55	$80,661	$(458)	$13,023	$93,281
Exercise of stock options	1,125	—	—	—	—	—
Compensation related to stock option grants	—	—	622	—	—	622
Amortization of unearned compensation	—	—	—	458	—	458
Net income	—	—	—	—	7,534	7,534

BALANCE, March 31, 2004	5,462,285	$55	$81,283	$—	$20,557	$101,895

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,534	$2,962
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	8,419	11,668
Amortization of unearned compensation	458	780
Stock-based compensation	622	—
Accretion on issuance of PIK Note	—	924
Interest expense — accretion of series A preferred	2,211	—
Interest expense — accretion on long-term liabilities	120	701
Deferred income tax provision	1,469	1,912
Cash provided by (used in) changes in assets and liabilities:
Restricted cash	—	(1,865)
Accounts receivable	6,745	2,923
Prepaid expenses and other current assets	1,412	(1,157)
Accounts payable	(451)	(594)
Deferred revenue and subscriber deposits	(3,437)	(901)
Accrued expenses and other current liabilities	(1,045)	2,479
Other assets and long-term liabilities	20	(254)

Net cash provided by operating activities	24,077	19,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,725)	(1,515)

Net cash used in investing activities	(4,725)	(1,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(257)	(50,227)
Redemption of series A preferred	(40,000)	—

Net cash used in financing activities	(40,257)	(50,227)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,905)	(32,164)

CASH AND CASH EQUIVALENTS, beginning of period	35,602	47,530

CASH AND CASH EQUIVALENTS, end of period	$14,697	$15,366

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$—	$491

Cash payments for income taxes	$68	$—

Cash payments for series A preferred dividends (interest)	$1,003	$—

Supplemental Disclosure of Non-Cash Investing and Financing Items:
Preferred stock dividends and accretion	$—	$2,985

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1.     Organization

      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall Holdings, Inc. and our majority owned subsidiaries (collectively, the Company or Metrocall). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, restructuring expenses, and depreciation and amortization. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

      On October 8, 2002, (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries Metrocall USA Inc. (Metrocall USA), Advanced Nationwide Messaging Corporation Inc. (ANMC), MSI Inc. (MSI), McCaw RCC Communications, Inc. (McCaw), and Mobilfone Service, LP (Mobilfone), (collectively, the “Debtors”) emerged from chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”) by an order entered on September 26, 2002.

2.     Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Metrocall Holdings, Inc. and its wholly-owned subsidiaries Metrocall, Inc; Metrocall Ventures, Inc. (“Ventures”), and Metrocall USA, Inc. (MUSA) a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission and other intellectual property. Intercompany transactions have been eliminated in consolidation.

Revenue Recognition

      We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. A majority of these leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way paging and ancillary equipment are recognized upon delivery. Beginning July 1, 2003, we adopted the provisions of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

      Under EITF 00-21, we concluded that revenues associated with two-way messaging device sales and the provision of related messaging services represented separable units of accounting. Accordingly, we began to recognize two-way service revenue over the period the service is performed and revenue from two-way device sales upon delivery. Prior to its adoption, we had bundled the sale of two-way messaging devices with the related airtime or messaging service and recognized the revenue over the estimated customer relationship. The impact from the adoption of EITF 00-21 was not material to the three months ended March 31, 2004.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash and cash equivalents consist primarily of investments, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for each equivalents approximates fair value due to the short-term maturity of these instruments.

Reserve for Doubtful Accounts

      Estimates are used in determining the reserve for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts as a percentage of total revenues. We also compare the ratio of the reserve to gross receivables to historical levels and monitor collection amounts and statistics.

Property and Equipment

      Property and equipment was stated at fair value as of the Effective Date of the Plan. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Buildings and leasehold improvements	2
Furniture and office equipment	5–7
Vehicles	3
Subscriber paging equipment	2
Transmission and plant equipment	7

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

Change in Accounting for Redeemable Preferred Stock

      We have applied the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, to our financial statements beginning after July 1, 2003. As a result, our series A preferred, which is a mandatory redeemable security, has been classified as a liability on our December 31, 2003 and March 31, 2004 balance sheets. In addition, dividends and accretion of our series A preferred incurred after June 30, 2003 have been reflected as an element of interest expense and as a reduction to net income. Prior to the adoption of SFAS 150, we had reflected these items as a reduction to

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained earnings and a reduction in the determination of income available to common stockholders. Please refer to Note 5.

Stock-Based Compensation

      We follow SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair-value based method of accounting for stock-based compensation plans.

Income Taxes

      We account for income taxes under the provision of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required.

      During the three months ended March 31, 2004, we experienced a change in ownership as defined in sections 382 and 383 of the Internal Revenue Code. The deferred tax asset related to certain net operating loss and other tax credit carryforwards totaling $7.0 million and the related valuation allowance were reduced to zero as a result of this change. Accordingly, this reduction had no impact on net deferred tax asset balances.

      Pursuant to SFAS 109, we are required to evaluate the recoverability of our deferred tax assets on an ongoing basis. This evaluation should consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, it is more likely than not that some portion or all of our net deferred tax assets will not be realized in future periods. At March 31, 2004, total deferred assets were recorded net of a valuation allowance of $28.5 million on the accompanying balance sheet.

      Our tax provision for the three months ended March 31, 2004 was based on our estimated effective tax rate for fiscal year 2004 of 41.6%. For purposes of determining our income tax provision and the effective tax rate, interest expense related to accretion and dividends on series A preferred stock, which is not deductible for tax purposes, was excluded from our taxable income computation, which had the impact of increasing our effective income tax rate.

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended March
	31,

	2004	2003

Income (loss) available to common stockholders, as reported	$7,534	$(23)
Numerator for basic and diluted earnings per common share	$7,534	$(23)
Denominator:
Denominator for basic earnings per share	5,462,013	4,956,990
Effect of dilutive securities: Employee stock options and warrants	300,195	—

Denominator for diluted earnings per share — adjusted weighted shares	5,762,208	4,956,990
Basic earnings per common share	$1.38	$(0.00)
Diluted earnings per common share	$1.31	$(0.00)

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

      Metrocall operates in one reportable segment.

Reclassifications

      Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

3.     Formation and Investment in GTES, LLC

      On February 11, 2004, our wholly-owned subsidiary, Ventures entered into an agreement with Glenayre Electronics, Inc., a subsidiary of Glenayre Technologies, Inc. to form GTES, LLC (GTES). GTES offers product sales, maintenance services, software development and product development to the wireless industry as an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc.

      Pursuant to the terms of the agreement, Ventures contributed cash of $2.0 million in exchange for a 51% fully diluted ownership interest in GTES. As a result of our majority ownership interest, we have consolidated GTES into our financial statements from February 11, 2004, the date of our investment. We have a commitment to fund annual cash flow deficits, if any, of GTES up to $1.5 million during the initial three year period following the investment date. This infusion may be in the form of an additional capital contribution or debt instrument.

4.     Acquisition of Assets

      On November 18, 2003, we acquired the majority of the operating assets and assumed certain liabilities of Weblink Wireless, Inc. and certain of its subsidiaries. We accounted for the asset acquisition under the purchase method of accounting for financial reporting purposes pursuant to SFAS 141, Business Combinations, and accordingly, the results of Weblink’s operations have been included in our financial statements since that date. In addition, Metrocall and Weblink also entered into a Management and Spectrum Lease Agreement under which Weblink will provide certain services, and lease to us the spectrum usage rights granted under FCC licenses pending the FCC’s approval of the transfer of such licenses to Metrocall becoming final. The purchase price for the assets acquired was approximately $42.8 million, which was allocated to the assets acquired based on their estimated fair values, as of November 18, 2003.

      The purchase price allocation may be subject to adjustment for changes in estimates related to costs to be incurred to close and exit duplicate facilities, and to settle pending legal and other contingencies. The resolution of these matters is not expected to have a material impact on our financial condition or results of future operations. In connection with the transaction, we expected to incur $8.1 million in restructuring costs primarily as a result of severance and relocation of workforce and the elimination of duplicate facilities that we expected to undertake as a result of the acquisition. We recognized such costs as a liability assumed as of the acquisition date. These restructuring costs consisted of $4.9 million of employee termination and other benefits of approximately 280 employees expected to be paid in 2004; $0.4 million related to the closure of facilities, $1.6 million of long-term asset retirement obligations and $1.2 million of other current liabilities. Of this liability, $1.2 million of these costs had been paid between the acquisition date and December 31, 2003. An additional $1.8 million was paid in the three months ended March 31, 2004 as a result of severance obligations incurred from the release of approximately 224 employees. As of March 31, 2004, our remaining restructuring obligation was approximately $5.1 million. We expect to pay out the remaining liability in 2004, except for long-term asset retirement obligations of approximately $1.6 million, which are expected to be paid out over the next ten years.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Series A Redeemable Preferred Stock

      At December 31, 2003 and March 31, 2004, our authorized preferred stock consisted of 8.5 million shares of 15% cumulative Series A Preferred Stock, par value $0.01 per share (series A preferred). As of December 31, 2003 and March 31, 2004, 4,196,187 shares and 606,499 shares of the series A preferred were outstanding, respectively, with a liquidation preference of approximately $46.7 million and $6.7 million, respectively. At December 31, 2003 and March 31, 2004, approximately 6,710 shares of series A preferred stock were available for issuance to satisfy certain claims under the Plan.

      From their issuance date through June 30, 2003, dividends on the series A preferred accrued at a rate of 15% per annum compounded quarterly (but did not become payable) and increased the initial liquidation preference from $10.0 per share on their issuance date on October 7, 2002 to approximately $11.13 per share as of June 30, 2003. Following the June 30, 2003 final repayment of the senior secured promissory and senior subordinated PIK promissory notes issued in connection with the Plan, dividends that accrued subsequent to that date became payable in cash on the last day of each fiscal quarter end. We paid cash dividends of approximately $1.0 million on March 31, 2004. On March 31, 2004, we also announced that we would redeem the remaining issued and outstanding shares of series A preferred with an aggregate liquidation preference of $6.7 million, and accrued and unpaid dividends thereon, on May 17, 2004.

      Beginning July 1, 2003, we adopted the provisions of SFAS No. 150. Pursuant to SFAS No. 150, the series A preferred, due to its mandatory redeemable provisions, has been classified as a liability on the accompanying balance sheet. In addition, subsequent to June 30, 2003, we recorded dividends and accretion expenses on the series A preferred as a component of interest expense in the determination of net income for the period. Prior to July 1, 2003, dividends and accretion expenses had been excluded from net income and reflected as a reduction to net income in the determination of income available to common stockholders. Under the provisions of SFAS 150, no prior periods (periods ending prior to July 1, 2003) were re-classified to conform to the presentation stipulated by the Statement.

      As such, dividends and accretion on series A preferred for the three months ended March 31, 2004 and March 31, 2003 consisted of:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Interest expense — dividends and accretion on series A preferred:
Dividends paid	$1,003	—
Accretion expense	235	—
Accretion expense of unamortized discount of shares redeemed	1,976	—

	$3,214	—

Preferred dividends and accretion:
Accrued dividends	—	$2,296
Accretion expense	—	689

	—	$2,985

6.     Common Stock

      At December 31, 2003, our authorized common stock consisted of 7.5 million shares, par value $0.01 per share. At December 31, 2003 and March 31, 2004, there were 5,461,160 and 5,462,285 shares of common

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock outstanding, respectively. At December 31, 2003 and March 31, 2004, approximately 38,840 shares of common stock were available for issuance to satisfy remaining claims under the Plan.

      Holders of the common stock have voting rights which in the aggregate constitute 5% of the total voting power of Metrocall Holdings, Inc. until the series A preferred has been fully redeemed. Cash dividend payments on common stock are not permitted until the series A preferred is fully redeemed.

7.     Employee Stock Option Plan

      In May 2003, our board of directors authorized and stockholders approved, the 2003 Stock Option Plan. On May 7, 2003, we granted nonqualified options for the purchase of up to 350,000 shares of common stock to certain of its employees at an exercise price of $0.566 per share. Of the options granted on May 7, 2003, 3,000 shares and 1,875 shares were forfeited during 2003 and the three months ended March 31, 2004, respectively and 1,125 were exercised during the three months ended March 31, 2004 . The remaining options vest over a 24-month period with half of the common stock available for issuance on May 7, 2004 and 2005, respectively and expire ten years after their date of grant. On September 25, 2003, the board of directors approved grants of 10,000 options to each of the six Qualified Directors. The additional 60,000 options were granted at an exercise price of $0.566 per share and shall only become vested and exercisable if the Qualified Director is re-elected as a director of Metrocall upon the expiration of his applicable current term as a director (either at the 2004 annual meeting of stockholders for four of the non-employee directors, or at the 2005 annual meeting of stockholders for two of the non-employee directors). These options expire in 2013. We accounted for these grants using the method of accounting prescribed by SFAS No. 123 and recognized stock-based compensation expense for the grant equaling its fair value over the vesting period of each option grant.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these amounts, we assumed risk-free interest rates for the 344,000 and 60,000 shares of 1.37% and 1.47%, respectively, an expected life and vesting periods as noted above, an expected dividend yield of zero and an expected volatility of 62.12% and 60.61%, respectively. The weighted average fair value per share (computed consistent with SFAS No. 123) of options granted in May and September 2003 was $1.48 and $28.84, respectively. The total expense for the option grants over the total vesting period will be approximately $2.2 million of which stock-based compensation expense of approximately $0.6 million was recognized and reflected as a general and administrative expense in the three months ended March 31, 2004.

8.     2003 Restructuring

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believed that these measures were necessary to maximize net cash provided by operating activities.

      Such reduction initiatives included:

      Reorganization of corporate management — Approximately 14 senior corporate management positions were eliminated under the plan, all of which occurred by March 31, 2003. Many of the eliminated positions were as a result of the events described below.

      Reorganization of sales distribution — In February 2003 under this plan, we consolidated the number of field sales regions under the leadership of a regional vice president from 6 to 3. The consolidated regions included: the Eastern region, formerly comprised of the Northeast, Mid-Atlantic and Southeast regions; the Central region; and the Western region, formerly comprised of the West and North West regions. In addition, we consolidated our corporate sales initiatives under the leadership of one senior vice president and consolidated the non-core database marketing sales group into our national call center. As a result of the reorganization, several corporate sales and marketing positions were eliminated.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As a result of the aforementioned cost reduction plan that occurred during the three months ended March 31, 2003, we reduced our workforce by a total of 203 positions. Severance expenses of approximately $5.7 million was recognized during the three months ended March 31, 2003. All amounts expensed under this cost reduction plan in 2003 were paid out during 2003.

9.     Commitments and Contingencies

      We are subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations.

10.     Proposed Merger with Arch Wireless, Inc.

      On March 29, 2004, we announced that we had entered into a merger agreement with Arch Wireless, Inc. The merger is conditioned on, among other things, receiving shareholder and regulatory approvals. The merger agreement contemplates that after the merger, Metrocall and Arch will be wholly-owned subsidiaries of a recently-formed Delaware corporation, referred to as “Holding Company.” Metrocall and Arch intend that the merger will constitute a tax-free transaction to the extent that shareholders receive stock rather than cash in the merger.

      Pending receipt of shareholder and regulatory approvals, the merger will be consummated and:

•	Metrocall common stockholders will receive 1.876 shares of Holding Company common stock for each share that they own, subject to adjustment for unanticipated changes in the number of fully diluted shares of outstanding common stock of Metrocall and/or Arch prior to the completion of the merger. Holders of two million shares of Metrocall common stock outstanding immediately prior to the effectiveness of the merger will receive, in lieu of Holding Company common stock, $75.00 per share in cash. Prior to the effective date of the merger, Metrocall common stockholders will have the right to elect to receive cash consideration for all, none or a portion of their shares of Metrocall common stock. To the extent Metrocall common stockholders as a group elect to receive cash for more or less than two million shares of Metrocall common stock, the mix of stock and cash consideration payable to Metrocall common stockholders will be adjusted on a pro rata basis so that exactly two million shares of Metrocall common stock outstanding immediately prior to the effectiveness of the merger are exchanged for cash. The approximately four million shares of Metrocall common stock anticipated to be remaining on a fully diluted basis at the time of the merger would be converted into approximately 7.56 million shares of Holding Company common stock at the exchange ratio of 1.876 Holding Company shares for each Metrocall share. Upon completion of the merger, it is anticipated that there will be approximately 27.49 million shares of Holding Company common stock outstanding, on a fully diluted basis. As a result, former stockholders and holders of outstanding options and warrants of Metrocall will own approximately 27.5% of the outstanding common stock of Holding Company on a fully diluted basis.

•	Arch common stockholders will receive one share of Holding Company common stock for each share that they own. On a fully diluted basis, it is anticipated that there will be approximately 19.93 million shares of Arch common stock outstanding at the time of the merger. As a result, former stockholders and holders of outstanding options of Arch will own 72.5% of the outstanding common stock of

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holding Company on a fully diluted basis and accordingly it is expected that Arch will be the “accounting acquirer” for accounting purposes.

      Pursuant to the merger agreement, we are required to redeem and/or defease all of our remaining issued and outstanding shares and shares reserved for issuance of series A preferred and Arch is required to redeem all of its subsidiary’s 12% Subordinated Secured Compounding Notes prior to the consummation of the merger. In addition, Holding Company will be required to secure financing of up to $150.0 million to fund the cash consideration to be received by Metrocall stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis of the financial condition and results of operations of Metrocall together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements included elsewhere in this quarterly report and on our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-looking Statements

      This Report on Form 10-Q includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions which include:

•	Loss of subscribers of traditional paging services and advanced messaging services;

•	Increased competition resulting from technological advances;

•	Any failure to obtain FCC approvals for licenses;

•	Regulatory changes;

•	Satellite transmission failures;

•	Inability to maintain cost reductions;

•	Difficult comparison of operating results associated with our adoption of fresh-start accounting;

•	The challenges to integrate the operating assets we acquired from WebLink Wireless, Inc. (WebLink) into our operations;

•	Dependence on key management personnel; and

•	Ability to consummate the merger with Arch Wireless, Inc.

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

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Through our nationwide wireless network, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (SMSAs). Metrocall currently provides messaging services to approximately 3.2 million subscribers, including 0.3 million advanced messaging subscribers.

     Proposed Merger with Arch Wireless, Inc.

      On March 29, 2004, we announced that we had entered into a merger agreement with Arch Wireless, Inc. The merger is conditioned on, among other things, receiving shareholder and regulatory approvals. The merger agreement contemplates that after the merger, Metrocall and Arch will be wholly-owned subsidiaries of a recently-formed Delaware corporation, referred to as “Holding Company.” Metrocall and Arch intend that the merger will constitute a tax-free transaction to the extent that shareholders receive stock rather than cash in the merger.

METROCALL HOLDINGS, INC.

      Pending receipt of shareholder and regulatory approvals, the merger will be consummated and:

•	Metrocall common stockholders will receive 1.876 shares of Holding Company common stock for each share that they own, subject to adjustment for unanticipated changes in the number of fully diluted shares of common stock of Metrocall and/or Arch prior to the completion of the merger. Holders of two million shares of Metrocall common stock outstanding immediately prior to the effectiveness of the merger will receive, in lieu of Holding Company common stock, $75.00 per share in cash. Prior to the effective date of the merger, Metrocall common stockholders will have the right to elect to receive cash consideration for all, none or a portion of their shares of Metrocall common stock. To the extent Metrocall common stockholders as a group elect to receive cash for more or less than two million shares of Metrocall common stock, the mix of stock and cash consideration payable to Metrocall common stockholders will be adjusted on a pro rata basis so that exactly two million shares of Metrocall common stock outstanding immediately prior to the effectiveness of the merger are exchanged for cash. The approximately four million shares of Metrocall common stock anticipated to be remaining on a fully diluted basis at the time of the merger would be converted into approximately 7.56 million shares of Holding Company common stock at the exchange ratio of 1.876 Holding Company shares for each Metrocall share. Upon completion of the merger, it is anticipated that there will be approximately 27.49 million shares of Holding Company common stock outstanding, on a fully diluted basis. As a result, former stockholders and holders of outstanding options and warrants of Metrocall will own approximately 27.5% of the outstanding common stock of Holding Company on a fully diluted basis.

•	Arch common stockholders will receive one share of Holding Company common stock for each share that they own. On a fully diluted basis, it is anticipated that there will be approximately 19.93 million shares of Arch common stock outstanding at the time of the merger. As a result, former stockholders and holders of outstanding options of Arch will own 72.5% of the outstanding common stock of Holding Company on a fully diluted basis and accordingly it is expected that Arch will be the accounting acquirer for accounting purposes.

      Pursuant to the merger agreement, we are required to redeem and/or defease all of our remaining issued and outstanding shares and shares reserved for issuance of series A preferred stock and Arch is required to redeem all of its subsidiary’s 12% Subordinated Secured Compounding Notes prior to consummation of the merger. In addition, Holding Company and its subsidiaries will be required to secure financing of up to $150.0 million to the fund the cash consideration to be received by our shareholders. We have issued a notice of redemption dated March 31, 2004, for the remaining outstanding shares of our series A preferred scheduled for May 17, 2004. Arch announced on April 29, 2004, that it will redeem the 12% Subordinated Secured Compounding Notes on May 28, 2004.

      We anticipate that shares of Holding Company common stock will be listed on NASDAQ National Market, and have agreed with Arch to use our reasonable best efforts to obtain such listing. In addition, we have agreed with Arch to cooperate with each other and to use our reasonable best efforts to take all actions and do all things necessary to complete the merger, including obtaining all necessary consents and required approvals and obtaining financing to pay the cash consideration to Metrocall stockholders. If Metrocall and Arch are able to obtain regulatory consents and approvals and the requisite financing in a timely manner, we expect to complete the merger during the second half of 2004.

      We may not be able to obtain the regulatory consents and approvals in a timely manner or at all or such regulatory consents and approvals may be subject to conditions. On May 5, 2004, the U.S. Department of Justice submitted a Request for Additional Information and Documentary Material, commonly referred to as a “second request,” to each of Arch and Metrocall. Arch and Metrocall are in the process of gathering information to respond to this second request, and are working cooperatively with the U.S. Department of Justice as it reviews the merger. If any conditions such as divestiture are imposed, or if there is any delay in

METROCALL HOLDINGS, INC.

obtaining any regulatory consent or approval, that may delay the completion of the merger and could even cause abandonment of the merger. In addition, events or circumstances causing harm to the businesses and results of operations of Metrocall or Arch, the paging industry generally, the debt finance markets and other unanticipated conditions may result in our failure to obtain financing sufficient to complete the transaction on terms acceptable to us or at all, which could also cause abandonment of the merger.

      Following completion of the merger, Vincent D. Kelly, our President and Chief Executive Officer, will serve as President and Chief Executive Officer as well as a member of the Board of Directors of Holding Company. Royce Yudkoff, the Chairman of our Board of Directors, will serve as the Chairman of the Board of Directors of Holding Company. The Board of Directors of Holding Company will be comprised of nine individuals, Messrs. Kelly and Yudkoff and two other Metrocall designees selected from the Metrocall board of directors, including four Arch designees selected from the Arch board of directors, and David C. Abrams, a representative of Abrams Capital, a major shareholder of Arch. Prior to the closing, the merger agreement provides that Mr. Kelly may select additional individuals to serve as officers of Holding Company and make other decisions regarding the operations of Holding Company, but any such decisions are subject to approval by a majority of the individuals comprising Holding Company board.

      We and Arch expect to file a joint proxy statement/prospectus as part of a registration statement on Form S-4 with the SEC. You are urged to read the joint proxy statement/prospectus contained in the registration statement, the final joint proxy statement/prospectus when it becomes available and any other relevant documents filed with the SEC because they will contain important information regarding us, Arch, Holding Company and the proposed merger. You will be able to obtain these documents free of charge at the Securities and Exchange Commission’s website at www.sec.gov. In addition, documents filed with the SEC by us, Arch and Holding Company with respect to the proposed merger may be obtained free of charge by contacting us at Metrocall Holdings, Inc., 6677 Richmond Highway, Alexandria, Virginia 22306, Attention: Timothy J. Dietz, Investor Relations, telephone (703) 660-6677 x6231.

     Acquisition of Assets of WebLink Wireless Inc. and Consent Decree

      On November 18, 2003, Metrocall, Inc. acquired certain assets and assumed certain liabilities of WebLink Wireless, Inc. and certain of its subsidiaries (“the WebLink Acquired Assets”). On November 25, 2003, we filed applications with the FCC seeking its consent to the assignment of WebLink’s FCC licenses to Metrocall, and on May 4, 2004, the FCC granted its consent. While the FCC’s review of our applications was pending, it began an investigation into whether there had been an unauthorized transfer of control of WebLink’s FCC licensed facilities by WebLink to Metrocall as part of the WebLink acquisition, prior to the receipt of the FCC’s consent. On April 23, 2004, the FCC adopted a consent decree that was agreed to by WebLink and Metrocall to resolve and terminate the FCC’s investigation. In the consent decree, which was released on April 28, 2004, the FCC agreed to terminate its investigation without any finding of liability on the part of WebLink or Metrocall. As part of the consent decree, WebLink and Metrocall did not admit to any liability and each of them agreed to make a voluntary contribution of $25,000 to the United States Treasury. The consent decree also provided for Metrocall to adopt and implement a company-wide compliance plan to require periodic education of all employees concerning the FCC’s rules concerning spectrum leasing and the need for prior approval of assignments of FCC licenses.

      The Enforcement Bureau of the FCC further agreed that, in the absence of material new evidence, it would not, on its own motion, initiate or recommend to the FCC, any new proceeding that is the subject of the Consent Decree. The Bureau further agreed that, in the absence of material new evidence related to such matter, it would not use the facts developed in this proceeding through the effective date of the Consent Decree or the existence of the Consent Decree to initiate on its own motion, or recommend to the FCC, any proceeding, formal or informal, or take any action on its own motion against WebLink or Metrocall with respect to their basic qualifications to be or continue to be an FCC licensee.

METROCALL HOLDINGS, INC.

Metrocall’s Business Strategy

      Our business objectives and operating strategy for 2004 will focus on maximizing the amount of cash flows provided by our operating activities. Key elements of this strategy will include:

•	Subscriber retention efforts;

•	Cost containment and reduction and integration of WebLink operations;

•	Focus on marketing of advanced messaging and other services.

      Subscriber retention efforts. We expect the demand for our traditional paging services and the related revenues to continue to decrease throughout the remainder of 2004. Our subscriber retention efforts will continue to focus on customer service and sales efforts to our business, medical and government subscribers. Our subscriber retention efforts continue to be focused on retaining the subscriber base that we acquired with the WebLink Acquired Assets in November 2003. Retention efforts are supported through our tiered field sales and corporate service model designed to provide maximum support to customer accounts based on their size and billing potential. We believe that these customer accounts provide a higher average monthly revenue per unit (“ARPU”) and lower deactivation percentages than subscribers serviced through indirect distribution channels.

      We also believe that maintaining sufficient levels of customer service continues to be a key factor in averting subscriber churn. Our customer service representatives assist subscribers in managing their account activity including the movement of paging devices between personnel within an account. In addition, they address customer inquiries from existing or potential customers. As such, we continue to provide customer service at both a field and national level to address the demands and expectations of our direct subscriber base.

      Cost Containment and Reduction and Integration of WebLink Operations — We have continued our focus on reducing the expenses required to operate our business and paging and advanced messaging networks. As a result of the acquisition of the WebLink Acquired Assets in November 2003, we expect to reduce the operating expenses incurred by each of the companies on a stand-alone basis. Areas where we believe redundancies exist and where potential cost savings can be realized include certain satellite transmission and delivery systems, transmitter site locations, duplicative sales, customer service and inventory distribution functions and back-office support functions such as human resources, accounting and executive management. In 2004, we expect to integrate a substantial portion of the acquired operations into our operations and to realize cost synergies from the elimination of many of the redundancies described above.

      From the integration activities for full fiscal year 2004, we expect to recognize approximately $19.0 million of operating synergies in our combined service, rent and maintenance, selling and marketing, and general and administrative expenses. For the three months ended March 31, 2004, we recognized approximately $4.4 million of expense savings from each companies stand-alone operating expenses incurred in the three months ended December 31, 2003. We can provide no assurance that we will be able to achieve the expected savings for 2004.

      Focus on Advanced Messaging and Other Services — With the WebLink Acquired Assets, we obtained the physical narrowband PCS network and infrastructure through which we provide our advanced messaging services. Prior to this time, we had a strategic alliance agreement with WebLink to resell on this network. For the three months ended March 31, 2004, we generated revenues of approximately $20.5 million from these services. As of March 31, 2004, approximately 340,000 subscribers received these services. We continue marketing our advanced messaging services and continue to provide wholesale carrier services and telemetry services that WebLink had offered to its customers. Although we expect to see demand for these services to decrease during 2004 from 2003 levels, we will continue to directly target business and government customers and to provide separate support to the wholesale carriers that have use of the network.

      We continue to sell PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer

METROCALL HOLDINGS, INC.

agreements with several carriers including Nextel and AT&T Wireless. We believe these offerings assist to partially offset revenue losses associated with subscriber churn and enable us to continue to satisfy customer demands for a broader range of wireless products and services. In the three month period ended 2004, we recognized total revenues of approximately $1.5 million from these services.

Results of Operations

      General — We derive a majority of our revenues from fixed, periodic (usually monthly) fees, generally not dependent on usage, charged to subscribers for paging and wireless messaging services. As long as a subscriber continues on our service, our operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or fixed costs. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based upon the number of subscribers we add and the number of subscribers that may deactivate their service. Our business strategy continues to focus our sales and marketing efforts on subscriber demographics that provide greater revenue stability and higher margins mainly in our direct distribution channels. While we expect to continue efforts to both maintain and add subscribers, our operating structure has been scaled back over the past thirty-six months mainly through reduction-in-force initiatives and other expense reductions related to operations consolidations.

      Metrocall’s services are marketed through our direct and indirect sales force. We focus our efforts on our direct sales channel which sells or leases devices to enterprise customers in business, healthcare, government and emergency services sectors. Our indirect sales force sells access to our networks to third parties, resellers, or other telecommunications carriers who then resell the messaging services to their customers. Our indirect channel, which we have de-emphasized, is characterized by lower ARPU and has experienced a higher disconnect rate than our direct channel.

      The following table sets forth units in service associated with our channels of distribution:

	At March 31,

	2004		2003

	Units	Percentage	Units	Percentage

	(units in thousands)
Direct	2,172	67%	2,238	66%
Indirect	1,053	33%	1,159	34%

Total	3,225	100%	3,397	100%

      The following table sets forth the service, rent and maintenance revenues realized for each of our distribution channels:

	For the Quarter Ended March 31,

	2004		2003

	Revenues	Percentage	Revenues	Percentage

	($ in thousands)
Direct	$65,645	76%	$67,545	82%
Indirect	21,165	24%	15,303	18%

Total	$86,810	100%	$82,848	100%

a)	Direct service, rent and maintenance revenues include $2,076 and $1,849 realized for non-paging revenues for the three months ended March 31, 2004 and 2003, respectively.

METROCALL HOLDINGS, INC.

      The following table sets forth our net deactivations associated with our channels of distribution for the respective three month period stated.

	For the Quarter
	Ended March 31,

	2004	2003

	(units in
	thousands)
Direct	91	95
Indirect	149	227

Total	240	322

      Our consolidated ARPU has increased to $8.44 in 2004 from $7.59 in 2003. This increase was primarily attributable to a greater number of our subscribers receiving advanced messaging services due to the acquisition of the Weblink Acquired Assets. We experienced increases in ARPUs of both distribution channels as a result of this.

      The following table reflects the ARPU associated with each of our distribution channels:

	For the Quarter
	Ended March 31,(a)

	2004	2003

	(units in thousands)
Direct	$9.61	$9.12
Indirect	$6.38	$2.93
Consolidated	$8.44	$7.59

(a)	ARPU is derived by dividing the weighted average units in service for each distribution channel for the respective period into service, rent and maintenance revenue (excluding revenues from PCS and cellular placements and revenues generated from the operations of GTES) and then dividing by 3.

      Our total revenues which include the total of service, rent and maintenance revenues and product sales were $90.7 million and $87.4 million for the three months ended March 31, 2004 and 2003, respectively. The increase in our revenues from 2003 to 2004 of $3.3 million was comprised of increases attributable to the operations acquired from WebLink of $18.0 million, the revenues realized by GTES, LLC of $0.6 million and a decrease attributable to the legacy operations of Metrocall units in service of $15.3 million. The $15.3 million decrease was comprised of the following decreases on a quarterly basis from March 31, 2003 including reductions of $4.6 million in the three months ended June 30, 2003; $3.2 million in the three months ended September 30, 2003; $1.6 million in the three months ended December 31, 2003 and $5.9 million in the three months ended March 31, 2004. For the three months ended March 31, 2004, we experienced an increase in the rate of revenue losses compared to the prior sequential three month periods comprised of decreases in service, rent and maintenance revenues of $4.2 million and product sales of $1.7 million. We expect that our total revenues will continue to decline in future quarters.

      The expenses that we categorize as service, rent and maintenance; selling and marketing; and general and administrative are very important to our management of overall expenses:

•	Service, rent and maintenance expenses: These expenses include the costs related to the management, operation and maintenance of our networks and the provisioning of our paging and advanced messaging services. It also includes costs related to the refurbishment of paging devices used by our subscribers and inventory fulfillment costs.

•	Selling and marketing expenses: These expenses include the salaries, commissions and administrative costs of our sales force and related marketing and advertising expenses.

METROCALL HOLDINGS, INC.

•	General and administrative expenses: These expenses include costs associated with providing customer service, billing and collections, bad debts and other administrative functions such as information technology, human resources, executive management, finance and accounting.

      The total of our cost of products sold, service, rent and maintenance, selling and marketing and general and administrative expenses was $65.9 million and $63.2 million for the three months ended March 31, 2004 and 2003, respectively. In 2004, although the total of these expenses decreased $2.7 million from 2003 levels, this net decrease was offset by $16.9 million of additional expenses as a result of expenses incurred in the operations acquired in the WebLink asset acquisition and $0.4 million related to the operations of GTES, which were not included in the 2003 period.

      The following table sets forth the amounts of revenues, expenses and the percentages of total revenues represented by certain items in our Interim Condensed Consolidated Statements of Operations and certain other information for the three month periods ended March 31, 2004 and 2003 (all dollars in thousands):

	March 31, 2004		March 31, 2003
					Fluctuation
		% of Revenues		% of Revenues	2003 to 2004

Revenues
Service, rent and maintenance	$86,810	95.7%	$82,848	94.8%	$3,962
Product sales	3,903	4.3%	4,541	5.2%	(638)

Total revenues	90,713	100.0%	87,389	100.0%	3,324
Operating Expenses
Cost of products sold (exclusive of depreciation and amortization shown separately below)	940	1.0%	979	1.1%	(39)
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	28,827	31.8%	23,474	26.9%	5,353
Selling and marketing (exclusive of depreciation and amortization shown separately below)	9,283	10.2%	11,982	13.7%	(2,699)
General and administrative (exclusive of depreciation and amortization shown separately below)	26,826	29.6%	26,768	30.6%	58
Restructuring expenses	—	0.0%	5,726	6.6%	(5,726)
Depreciation and amortization	8,419	9.3%	11,668	13.4%	(3,249)

Total operating expenses	74,295	81.9%	80,597	92.3%	(6,302)

Income from operations	16,418	18.1%	6,792	7.7%	9,626
Interest expense	(137)	(0.2)%	(2,149)	(2.5)%	2,012
Interest expense — dividends and accretion of series A preferred	(3,214)	(3.5)%	—	—	(3,214)
Interest and other income/(expense), net	(58)	(0.1)%	231	0.3%	(289)

Income before tax provision	13,009	14.3%	4,874	5.5%	8,135
Income tax provision	(5,475)	(6.0)%	(1,912)	(2.2)%	(3,563)

Net income	7,534	8.3%	2,962	3.3%	4,572
Preferred dividends and accretion	—	0.0%	(2,985)	(3.3)%	2,985

Income(loss) attributable to common stockholders	$7,534	8.3%	$(23)	0.0%	$7,557

METROCALL HOLDINGS, INC.

Discussion of the Selected Results of Operations Data for the Three Months Ended March 31, 2004 and 2003

          Consolidated Revenues

	2004		2003

		% of		% of	Fluctuation
		Revenues		Revenues	2003 to 2004

Consolidated Revenues
Service, rent and maintenance	$86,810	95.7%	$82,848	94.8%	$3,962
Product sales	3,903	4.3%	4,541	5.2%	(638)

Total revenues	$90,713	100.0%	$87,389	100.0%	$3,324

Non-paging service, rent and maintenance	$2,076	2.3%	$1,849	2.1%	$227
ARPU	$8.44		$7.59		$0.85
Ending subscribers in service	3,225,422		3,397,265		(171,843)
Average units in service	3,345,184		3,558,325		(213,141)

      Service, rent and maintenance revenues increased $4.0 million to $86.8 million for the three months ended March 31, 2004 (“2004”), from $82.8 million for the three months ended March 31, 2003 (“2003”). Service, rent and maintenance revenues for 2004 included $18.0 million and $0.6 million related to the WebLink Acquired Assets and the revenues realized from GTES operations in 2004. Excluding these revenues, our service, rent and maintenance revenues decreased $14.6 million from the 2003 period.

      Product sales revenues decreased $0.6 million to $3.9 million for 2004 from $4.5 million for 2003. Product sales for 2004 included $0.5 million related to the WebLink Acquired Assets. Absent these revenues, our product sales would have decreased $1.1 million in the 2004 period from the 2003 period.

      The following provides discussion of fluctuations in our total revenues based upon the underlying airtime service provided (traditional or advanced messaging). All dollars in thousands except per unit information:

	2004		2003

		% of		% of	Fluctuation
		Revenues		Revenues	2003 to 2004

Traditional
Service, rent and maintenance	$67,128	95.6%	$69,129	94.2%	$(2,001)
Product sales	3,096	4.4%	4,225	5.8%	(1,129)

Total revenues	$70,224	100.0%	$73,354	100.0%	$(3,130)

Non-paging service, rent and maintenance	$2,076	3.0%	$1,849	2.5%	$227
ARPU	$7.24		$6.68		$0.56
Ending subscribers in service	2,883,270		3,199,226		(315,956)
Average units in service	2,994,176		3,356,722		(362,546)

      Our traditional service rent and maintenance revenues include revenue generated from providing traditional airtime and other paging services to our subscriber base and non-paging revenues generated from selling PCS services of other carriers and revenues generated from the operations of GTES. Traditional paging service, rent and maintenance revenues decreased approximately $2.0 million to $67.1 million for 2004 from $69.1 million for 2003. In 2004, our revenues included $10.3 million related to the WebLink Acquired Assets which were acquired in November 2003 and $0.6 million related to revenues generated from GTES which was formed in February 2004. Neither of these operations were included in our consolidated operating results in 2003 and absent such acquisitions or investments, our traditional service revenues would have decreased $12.9 million compared to 2003.

METROCALL HOLDINGS, INC.

      Our decrease in service, rent and maintenance revenues in 2004 was the result of a decrease in the number of subscribers receiving airtime services, which decreased approximately 0.3 million to 2.9 million subscribers. Of this decrease, approximately 30% occurred in our direct distribution channels and 70% occurred in our indirect distribution channels. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services; rate compression caused by the decrease in demand and competitive industry pricing; and technological alternatives. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our desire to increase the ARPU in this relatively low ARPU distribution channel. ARPU increased $0.56 to $7.24 from 2003.

      We expect that revenues generated from traditional paging will continue to decrease during the remainder of 2004. Such decreases are expected due to the continued pressures of competing technologies attracting existing subscribers and industry compression on pricing. Although we have a concerted customer retention program, we cannot guarantee that we will be able to slow the rate of customer churn.

      Product sales from traditional paging decreased approximately $1.1 million to $3.1 million in 2004 from $4.2 million in 2003 and decreased as a percentage of total revenues to 4.4% in 2004 from 5.8% in 2003. In 2004, our product sales revenues included $0.5 million related to the WebLink Acquired Assets, which were acquired in November. This operation was not included in our consolidated operating results in 2003 and absent such acquisition, our traditional product sales would have decreased $1.6 million compared to 2003. The decrease in product sales was the result of selling a lower number of devices through our direct distribution channel during 2004 and the placement of a greater number of units that were leased to subscribers during the period.

	2004		2003

		% of		% of	Fluctuation
		Revenues		Revenues	2003 to 2004

Advanced
Service, rent and maintenance	$19,682	96.1%	$13,719	97.7%	$5,963
Product sales	807	3.9%	316	2.3%	491

Total revenues	$20,489	100.0%	$14,035	100.0%	$6,454

ARPU	$18.69			$22.68	$(3.99)
Ending subscribers in service	342,152			198,039	144,113
Average units in service	351,008			201,603	149,405

      Our advanced messaging service rent and maintenance revenues include revenue generated from providing advanced (two-way messaging) airtime and other services to our subscriber base. Advanced messaging service, rent and maintenance revenues increased $6.0 million to $19.7 million for 2004 from $13.7 million for 2003. The number of units receiving our two-way services increased 144,113 from 2003. In 2004, our revenues included $7.3 million related to the WebLink Acquired Assets which were acquired in November 2003. As such, these operations were not included in our consolidated operating results in 2003 and absent such acquisition, our advanced messaging service revenues would have decreased $1.3 million compared to 2003. ARPU for 2004 decreased $3.99 to $18.69 from $22.68 in 2003. The decrease in ARPU for 2004 was the result of the shift in distribution mix in the subscribers receiving advanced messaging services. Upon the acquisition of the WebLink Acquired Assets, the number of subscriber units receiving advanced messaging services increased in indirect distribution channels mainly from the former WebLink carrier services distribution channel which is characterized by lower ARPU that our direct distribution methods.

      Product sales from advanced messaging operations increased approximately $0.5 million to $0.8 million in 2004 from $ 0.3 million in 2003, which was a result of the higher number of units in service in 2004.

METROCALL HOLDINGS, INC.

Operating Expenses

      Cost of products sold. Cost of products sold decreased to $0.9 million in 2004 from $1.0 million in 2003. As a percentage of total revenues, cost of products sold decreased to 1.0% in 2004 from 1.1% in 2003. The decrease in cost of products sold was primarily the result of a lower volume of traditional devices sold during 2003 and a lower device unit cost.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $5.3 million to $28.8 million in 2004 from $23.5 million in 2003 and increased as a percentage of total revenues to 31.8% in 2004 from 26.9% in 2003. Monthly service, rent and maintenance expense per unit increased to $2.87 per unit in 2004 from $2.20 per unit in 2003. Service rent and maintenance expense for 2004 included approximately $12.4 million related to the Weblink Acquired Assets and $0.1 million of expenses associated with the GTES assets. Neither of these operations were included in our consolidated operating results in the 2003 period and absent such acquisitions or investments, service, rent and maintenance expenses would have decreased $7.2 million.

      The reported increase of $5.3 million was a result of increases in the following functional expenses; transmitter and other technical rent expenses of $7.5 million, salaries and other compensation of $1.5 million, and telephone costs of $1.2 million mainly the result of the WebLink Asset Acquisition, partially offset by decreases in dispatching expenses of $3.9 million and pager refurbishment costs of $1.0 million. We expect service, rent and maintenance expense will increase as a result of a full year’s influence of the WebLink acquisition on our operating expenses, although decline on a quarterly basis throughout 2004 as the integration and rationalization of network infrastructure continues.

      Selling and marketing. Selling and marketing expenses decreased approximately $2.7 million to $9.3 million in 2004 from $12.0 million in 2003 and decreased as a percentage of total revenues to 10.2% in 2004 from 13.7% in 2003. This decrease was primarily the result of the reductions in salaries and compensation related expenses of $2.0 million mainly due to fewer sales positions in the 2004 period compared to 2003 and the reduction in incidental expenses such as office supplies of $0.7 million. Monthly selling and marketing expense per unit decreased to $0.93 per unit in 2004 from $1.12 per unit in 2003. Selling and marketing expense for 2004 included approximately $1.0 million related to compensation expenses associated with sales positions acquired in the WebLink Acquired Assets. Excluding these costs, the decrease in these expenses was $3.7 million. We expect that selling and marketing expenses will continue to decrease in 2004 at a rate slower than that experienced in 2003.

      General and administrative expenses. General and administrative expenses were relatively flat at $26.8 million in 2004 (increase of $58,000) compared to 2003 and decreased as a percentage of total revenues to 29.6% in 2004 from 30.6% in 2003. Included in our expenses for 2004, were expenses incurred related to the Weblink Acquired Assets of $3.4 million and the operations of GTES of $0.3 million. Absent these expenses, our general and administrative expenses in 2004 would have decreased $3.7 million from the 2004 period. The $3.7 million expense decrease consisted mainly of reductions in the following functional expenses: $3.6 million of compensation expense due to fewer employee positions; $0.6 million reduction of bad debt expenses due to improved collections; and telephone expenses of $1.0 million due to fewer calls to our call centers. These decreases were offset mainly by increases in the following functional expenses: $0.5 million of medical insurance expenses and $1.0 million of professional services expenses related primarily to the costs incurred during 2004 on the Arch transaction.

      For the three months ended March 31, 2004, our general and administrative expenses included non-cash stock-based compensation of $0.6 million related to option grants that occurred in May and September 2003 under which we recognize the estimated fair value expense of such options on their grant date over the applicable vesting period; $0.5 million of non-cash compensation expense related to restricted series A preferred outstanding issued to a certain executives in 2002; $0.4 million in severance expenses and approximately $1.2 million of legal and financial advisory fees and expenses in connection with our efforts on the potential business combination with Arch. Monthly general and administrative expenses per unit

METROCALL HOLDINGS, INC.

increased $0.16 to $2.67 in 2004 from $2.51 in 2003. We expect that general and administrative expenses on a full-year basis in 2004 will continue to decrease as we continue with the integration of WebLink operations and as we continue to review our operational structure and processes for cost-reduction or avoidance measures.

      Restructuring expense. Restructuring related expenses decreased $5.7 million in 2004 as no similar expenses were incurred. Such expenses in 2003 consisted of severance and other expenses incurred to implement the plan our Board of Directors approved in February 2003.

      Depreciation and amortization expenses decreased $3.3 million to $8.4 million in 2004 from $11.7 million in 2003. Such expenses for 2004 consisted of depreciation for infrastructure and subscriber equipment of $8.3 million and the amortization of intangible assets of $0.1 million. The decrease in expenses in 2004 was related to a lower net book value in our property and equipment and intangible assets at the beginning of 2004 than in 2003.

      Interest expense for 2004 decreased $2.0 million to $0.1 million from 2003. The decrease was primarily due to the decline in interest expense and accretion related to the senior subordinated PIK Notes which were repaid in 2003.

      Interest expenses — dividends and accretion of series A preferred — consisted of dividends paid on March 31, 2004 of $1.0 million and accretion relating to the amortization of the discount on the series A preferred of $2.2 million for the three months ended March 31, 2004 pursuant to the provisions of SFAS No. 150. For the three month period ended March 31, 2003 and prior to the adoption of SFAS No. 150 on July 1, 2003, we had recognized dividend and accretion of the series A preferred as a reduction to net income in the computation of income available to common stockholders.

      Income tax provision. We recorded an income tax provision of $5.5 million and $1.9 million during the three months ended March 31, 2004 and March 31, 2003, respectively, as we generated taxable income during those periods. The tax provision for the three months ended March 31, 2004 was based on our estimated effective tax rate for full year 2004 of 41.6%. For purposes of determining our income tax provision and the effective tax rate, interest expense related to accretion and dividends on series A preferred stock, which is not deductible for tax purposes, was excluded from our taxable income computation, which had the impact of increasing our effective income tax rate.

Financial Condition, Liquidity and Capital Resources

      Our liquidity position at March 31, 2004 consisted of cash and cash equivalents of approximately $14.7 million. Our principal source of cash is our net cash provided by operating activities. We anticipate net cash provided by operating activities together with our cash and cash equivalents at March 31, 2004 will be adequate to meet our anticipated cash requirements, including capital expenditures and payments for income taxes and series A preferred redemptions as discussed below, through at least the next twelve months. In the long-term, we expect to fund our cash needs using net cash provided by operating activities. In the event that our net cash provided by operating activities together with cash and cash equivalents are not sufficient to meet such requirements, we may be required to forego planned capital expenditures, sell assets or seek additional financing.

     Cash Flow

	Three Months Ended
	March 31,

	2004	2003

	($’s in thousands)
Net cash provided by operating activities	$24,077	$19,578
Net cash used in investing activities	$(4,725)	$(1,515)
Net cash used in financing activities	$(40,257)	$(50,227)

METROCALL HOLDINGS, INC.

      Net cash provided by operating activities increased by approximately $4.5 million from $19.6 million for 2003 to $24.1 million for 2004. The increase in cash provided by operating activities was primarily the result of the increase in income from operations for 2004.

      Net cash used in investing activities increased approximately $3.2 million from $1.5 million for 2003 to $4.7 million for 2004. The increase in net cash used for investing activities was primarily the result of higher capital expenditures in 2004, which included expenditures of approximately $3.3 million for pager devices and $1.4 million for paging infrastructure, computer related and other equipment.

      Total capital expenditures for the year ending December 31, 2004 are expected to be in the range of approximately $18.0 million including estimated expenditures of up to $2.0 million required to integrate the satellite transmission and billing platforms acquired from WebLink. The amount of actual capital required will depend on a number of factors including subscriber additions and device replacement requirements of current subscribers; competitive conditions and technological developments.

      Net cash used in financing activities decreased approximately $9.9 million from $50.2 million for 2003 to $40.3 million for 2004. Net cash used in financing activities in 2003 included $50.0 million aggregate principal repayments of senior secured notes issued in connection with our plan of reorganization. Net cash used in financing activities in 2004 included the redemption of $40.0 million aggregate liquidation preference of series A preferred stock also issued in connection with the plan of reorganization. We expect to redeem all remaining issued and outstanding shares of the series A preferred representing an aggregate liquidation preference of approximately $6.7 million on May 17, 2004 with cash balances on hand.

     Debt, Preferred Stock and Other Obligations

	March 31, 2004	December 31, 2003

Series A preferred (a)	$6,700	$46,700
Other debt, including capital lease	$599	$856
Other long-term liabilities	$3,599	$3,492

(a)	Obligation reflected at liquidation value

      Series A Preferred — In connection with the plan of reorganization, we issued 5,993,290 shares of series A preferred and an additional 6,710 shares reserved for issuance under the Plan may be issued as we resolve any remaining general unsecured claims associated with our reorganization.

      Dividends accrue on the series A preferred at a rate of 15% per annum. Prior to July 1, 2003, these dividends compounded quarterly (but did not become payable) and increased the initial liquidation preference on the series A preferred from $10.0 per share on their issuance date in October 2002 to $11.13 per share on June 30, 2003. Upon repayment in full of both the senior secured and subordinated PIK notes on June 30, 2003, dividends that accrued on the shares after this date are to be paid in cash at the end of each calendar quarter. During the three months ended March 31, 2004, we paid cash dividends on the series A preferred of approximately $1.0 million, which was reflected in “interest expense — dividends and accretion on series A preferred” on the accompanying statement of operations.

      During the three months ended March 31, 2004, we redeemed 3,589,688 shares of series A preferred with an aggregate liquidation preference of approximately $40.0 million. On March 31, 2004, we announced that the redemption of all remaining issued and outstanding shares of series A preferred with an aggregate liquidation preference of approximately $6.7 million will be redeemed on May 17, 2004 using cash balances on hand generated from operating activities. In addition, we plan to defease at this time, the additional 6,710 shares of series A preferred available to satisfy unresolved claims with cash in an amount equal to the redemption price and dividends that would have accrued on the stock through the date of redemption.

METROCALL HOLDINGS, INC.

      Income taxes — During the three months ended March 31, 2004, we made cash payments of income taxes of approximately $68,000. For the full-year 2004, based upon our anticipated business plan, the expected benefit of additional compensation expense from the anticipated exercise of stock options and the characteristics of our deferred tax assets, we expect to generate net taxable income that would require us to pay income taxes in a range of $9.0 million to $11.0 million. To the extent that our taxable income or other assumptions vary from our expectations, our estimated cash requirements for income taxes may increase or decrease. We expect to fund our income tax payments with cash provided by operating activities.

Critical Accounting Policies

      We prepare our financial statements in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Metrocall’s management evaluates these estimates and assumptions on an on-going basis. Actual results could differ from those estimates.

     Revenue Recognition

      We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. Substantially all the leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of paging and ancillary equipment are recognized upon delivery.

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

     Reserve for Doubtful Accounts

      Estimates are used in determining the reserve for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts as a percentage of total revenues. We also compare the ratio of the reserve to gross receivables to historical levels and monitor collection amounts and statistics. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same write-off rates experienced in the past, which could result in material differences in the reserve for doubtful accounts and related provisions for write-offs.

METROCALL HOLDINGS, INC.

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

      During the three months ended March 31, 2004, we experienced a change in ownership as defined in sections 382 and 383 of the Internal Revenue Code. Net operating loss and other tax credit carryforwards totaling $7.0 million and against which we had provided a valuation allowance were reduced to zero as a result of this change of control. We therefore reduced both the deferred tax asset and the valuation allowance by $7.0 million during the three months ended March 31, 2004. This reduction had no impact on the net deferred tax asset or net income. No other adjustments were made to the valuation allowance during the quarter ended March 31, 2004.

     Stock-based Compensation

      In 2003, we implemented a stock option plan to help us continue to retain the best employees, and to better align employee interests with those of our shareholders. We issued options to purchase up to 410,000 shares of our common stock to certain key employees and members of the Board of Directors. We accounted for our option grants pursuant to SFAS No. 123, Accounting for Stock Compensation, which established a fair-value based method of accounting for stock compensation plans. We recognize the fair value of the option grant as compensation expense over the vesting period of the grant. We estimate the compensation expense for the 2003 grants will approximate $2.2 million over the total vesting period of which $0.4 million has been included in our general and administrative expenses for the three months ended March 31, 2004.

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

METROCALL HOLDINGS, INC.

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

      We face intense competition for subscribers not only from other providers of traditional paging services such as Arch Wireless, Inc., Skytel, Inc., Verizon Wireless Messaging LLC, SBC Paging and others as well as large mobile telephone carriers such as AT&T Wireless, Cingular Wireless, Nextel, Sprint PCS, T-Mobile, Verizon Wireless and others who have or are developing messaging services that perform comparable functions to our two-way narrowband PCS services. In addition, providers of e-mail and similar services available over PDAs such as Motient Corporation have also developed two-way messaging devices in competition with our messaging services. Increased competition from these providers might result in loss of existing or future subscribers, loss of revenues and increased expenses to stay competitive.

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

      Our ability to maintain and grow our subscriber base is dependent in large part on our ability to provide quality uninterrupted paging and messaging capability to our subscribers. A majority of our paging traffic is transmitted through our satellite facility in Stockton, California. Excluding paging traffic generated by the WebLink Acquired Assets that we acquired in November 2003, our satellite uplink facility in Stockton controls approximately 85% of the satellite controlled transmitters, while a third party uplink facility in Raleigh, North Carolina controls approximately 15% of such transmitters. The WebLink asset’s traffic is controlled by ITC Deltacom, a third party satellite vendor in Atlanta, Georgia.

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

METROCALL HOLDINGS, INC.

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

      Our acquisition of WebLink’s assets created potential risks, such as the difficulty of integrating the operations, technology and personnel of the combined operations; the disruption of our ongoing business, including loss of management focus on existing businesses; problems retaining key technical and managerial personnel; and additional expenses related to the acquired business. We may not succeed in addressing these risks and our failure to do so may cause us not to realize all of the anticipated benefits of the merger. Our failure to do so may have a material adverse effect on our business, financial condition and operating results.

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

      Although Congress has generally limited the rights of states to regulate market entry and the rates charged by commercial mobile radio service, or CMRS, providers like us, the states retain the ability to regulate other terms and conditions of CMRS services. We therefore remain subject to state consumer protection, “health and safety” and similar laws, as well as local zoning ordinances affecting our tower sites. Additionally, state public utility commissions have the authority to approve our interconnection agreements with local telephone carriers.

      These changes and any other changes to the laws, rules and regulations to which we are subject may result in further competition in the already highly competitive wireless telecommunications industry and make it more difficult or costly to operate our business.

METROCALL HOLDINGS, INC.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not believe our preferred stock is subject to significant market risk.

ITEM 4.	CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in the reports that we file with the SEC. There have been no changes in our internal controls or in other factors that could materially affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      We are subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations.

ITEM 2.     CHANGES IN SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (a)
10.1	Amendment to Employment Agreement dated as of March 29, 2004 by and between Metrocall Holdings, Inc. and Vincent D. Kelly. (b)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President. †
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. †
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). †

(†)	Filed herewith.

(a)	Incorporated by reference to Metrocall’s Current Report on Form 8-K, as filed with the Commission on March 31, 2004.

(b)	Incorporated by reference to Amendment No. 1 to Metrocall’s Annual Report on Form 10-K/ A, as filed with the Commission on April 29, 2004.

      (b) Reports on Form 8-K

      Form 8-K amendment dated and filed January 20, 2004 reporting WebLink Wireless, Inc.’s Consolidated Financial Statements as of December 31, 2002 and September 30, 2003 and for the period from January 1, 2002 through September 8, 2002, the period from September 9, 2002 through December 31, 2002, the period from January 1, 2002 through April 22, 2003 and the period from April 23, 2003 through September 30, 2003 and Unaudited pro forma condensed combined financial statements for Metrocall Holdings, Inc. and WebLink Wireless, Inc.

      Form 8-K dated March 28, 2004 and filed March 31, 2004 reporting a press release regarding that Metrocall Holdings, Inc., a Delaware corporation, and Arch Wireless, Inc., a Delaware corporation, have agreed to enter into an Agreement and Plan of Merger, dated as of March 29, 2004.

      Form 8-K dated and filed March 31, 2004 reporting a press release regarding our announcement of plans to redeem remaining outstanding shares of series A preferred stock on May 17, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	METROCALL HOLDINGS, INC.

By: /s/ GEORGE Z. MORATIS George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (a)
10.1	Amendment to Employment Agreement dated as of March 29, 2004 by and between Metrocall Holdings, Inc. and Vincent D. Kelly. (b)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President. †
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. †
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). †

(†)	Filed herewith.

(a)	Incorporated by reference to Metrocall’s Current Report on Form 8-K, as filed with the Commission on March 31, 2004.

(b)	Incorporated by reference to Amendment No. 1 to Metrocall’s Annual Report on Form 10-K/ A, as filed with the Commission on April 29, 2004.