Form 10-Q/A
period 2004-03-31
METROCALL HOLDINGS INC
filed 2004-06-11
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12(b-2) Yes ☑ No ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court. Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at June 1, 2004
Common Stock, par value $0.01	5,589,285

Explanatory Note

     Metrocall Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report for the quarter ended March 31, 2004 (the “Quarterly Report”) to amend and restate Item 6 of Part II and to provide the updated certifications under Section 302 of the Sarbanes-Oxley Act of 2002 required pursuant to SEC Release No. 34-47986. Other than as set forth in the immediately preceding sentence, this Amendment No. 1 on Form 10-Q/A does not change or otherwise amend the Quarterly Report, including, without limitation, our previously reported unaudited interim financial statements and other financial disclosures contained therein.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, by and among
Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings,
Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (a)
10.1	Amendment to Employment Agreement dated as of March 29, 2004 by and between Metrocall
Holdings, Inc. and Vincent D. Kelly. (b)
31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification of Chief Executive Officer and
President.†
31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification of Chief Financial Officer.†
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley
Act of 2002).*

† Filed herewith.

* Filed with the original Quarterly Report for the period ended March 31, 2004.

(a)	Incorporated by reference to Metrocall’s Current Report on Form 8-K, as filed with the Commission on March 31, 2004.

(b)	Incorporated by reference to Amendment No. 1 to Metrocall’s Annual Report on Form 10-K/A, as filed with the Commission on April 29, 2004.

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

     Form 8-K dated March 15, 2004 and filed March 16, 2004 reporting a press release announcing Metrocall Holdings, Inc.’s operating results for the fiscal year ended and fourth quarter ended December 31, 2003.

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

Date: June 10, 2004		METROCALL HOLDINGS, INC.

	By:	___/s/ George Z. Moratis___
George Z. Moratis
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, by and among
Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings,
Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (a)
10.1	Amendment to Employment Agreement dated as of March 29, 2004 by and between Metrocall
Holdings, Inc. and Vincent D. Kelly. (b)
31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification of Chief Executive Officer and
President.†
31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification of Chief Financial Officer.†
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley
Act of 2002).*

† Filed herewith.

* Filed with the original Quarterly Report for the period ended March 31, 2004.

(a)	Incorporated by reference to Metrocall’s Current Report on Form 8-K, as filed with the Commission on March 31, 2004.

(b)	Incorporated by reference to Amendment No. 1 to Metrocall’s Annual Report on Form 10-K/A, as filed with the Commission on April 29, 2004.