Form 10-Q/A
period 2004-03-31
METROCALL HOLDINGS INC
filed 2004-07-16
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at July 16, 2004

Common Stock, par value $0.01	5,592,285

Explanatory Note

      Metrocall Holdings, Inc. is filing this Amendment No. 2 on Form 10Q/A to file its Quarterly Report for the quarter ended March 31, 2004 (the “Quarterly Report”), as amended by Amendment No. 1 on Form 10Q/A filed on June 11, 2004 (“Amendment No. 1”), in its entirety. Previously, Metrocall Holdings, Inc. filed in Amendment No. 1 updated certifications under Section 302 of the Sarbanes-Oxley Act of 2002 required pursuant to SEC Release No. 34-47986 and an updated Item 6 of Part II of the Quarterly Report, but did not include the complete text of the Quarterly Report. No changes are being made to the Quarterly Report, as amended by Amendment No. 1, by means of this filing other than to file it in its entirety with the appropriate certifications. This Amendment No. 2 continues to speak as of the date of the original filing of the Quarterly Report, and Metrocall Holdings, Inc. has not updated the disclosures to reflect any events that occurred at a later date.

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

Date: July 16, 2004	METROCALL HOLDINGS, INC.

By: /s/ GEORGE Z. MORATIS George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (a)
10.1	Amendment to Employment Agreement dated as of March 29, 2004 by and between Metrocall Holdings, Inc. and Vincent D. Kelly. (b)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President. †
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. †
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). †

(†)	Filed herewith.

(a)	Incorporated by reference to Metrocall’s Current Report on Form 8-K, as filed with the Commission on March 31, 2004.

(b)	Incorporated by reference to Amendment No. 1 to Metrocall’s Annual Report on Form 10-K/ A, as filed with the Commission on April 29, 2004.