Form 10-Q
period 2004-06-30
METROCALL HOLDINGS INC
filed 2004-08-06
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2).     Yes ☒  No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court.     Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 2, 2004

Common Stock, $.01 par value	5,630,670

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (INTERIM CONDENSED CONSOLIDATED)

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share information)

	June 30,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,659	$35,602
Restricted cash	—	547
Accounts receivable, less allowance for doubtful accounts of and $6,223 and $6,965 as of June 30, 2004 and December 31, 2003, respectively	21,984	27,262
Prepaid expenses and other current assets	3,761	11,431
Deferred tax assets, net of allowance	2,782	2,592

Total current assets	55,186	77,434

PROPERTY AND EQUIPMENT:
Land, buildings and leasehold improvements	2,611	2,082
Furniture, office equipment and vehicles	24,328	23,033
Paging and plant equipment	70,715	72,589
Less — Accumulated depreciation and amortization	(43,657)	(36,422)

	53,997	61,282

INTANGIBLE ASSETS, net of accumulated amortization of approximately $473 and $107 as of June 30, 2004 and December 31, 2003, respectively	2,302	1,746
DEFERRED TAX ASSETS, net of allowance	45,412	50,494
OTHER ASSETS	5,003	4,805

TOTAL ASSETS	$161,900	$195,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$339	$815
Current maturities of series A redeemable preferred	—	25,000
Accounts payable	7,978	9,900
Accrued expenses and other current liabilities	22,968	26,496
Deferred revenue and subscriber deposits	14,005	18,385

Total current liabilities	45,290	80,596
CAPITAL LEASE AND OTHER LONG-TERM DEBT, less current maturities	15	41
OTHER LONG-TERM LIABILITIES	3,780	3,492
SERIES A REDEEMABLE PREFERRED STOCK	—	18,351

Total liabilities	49,085	102,480
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 7,500,000 shares authorized; 5,592,285 shares and 5,461,160 shares issued and outstanding at June 30, 2004 and December 31, 2003	56	55
Additional paid-in capital	85,012	80,661
Unearned compensation	—	(458)
Retained earnings	27,747	13,023

Total stockholders’ equity	112,815	93,281

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,900	$195,761

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

INCOME STATEMENTS

(Unaudited)
(In thousands, except share and per share information)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

REVENUES:
Service, rent and maintenance revenues	$82,742	$78,953	$169,552	$161,801
Product sales	4,375	3,832	8,278	8,373

Total revenues	87,117	82,785	177,830	170,174

OPERATING EXPENSES:
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,343	952	2,283	1,931
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	27,554	23,330	56,380	46,804
Selling and marketing	8,718	10,026	18,002	22,008
General and administrative (exclusive of stock-based and other compensation shown separately below)	24,984	23,296	50,361	49,284
Stock-based and other compensation	902	121	2,351	901
Restructuring expenses	—	—	—	5,726
Depreciation	8,552	9,091	16,852	18,861
Amortization	242	1,923	361	3,821

Total operating expenses	72,295	68,739	146,590	149,336

Income from operations	14,822	14,046	31,240	20,838
INTEREST EXPENSE	(136)	(3,750)	(273)	(5,899)
INTEREST EXPENSE — DIVIDENDS AND ACCRETION OF SERIES A PREFERRED	(1,265)	—	(4,479)	—
INTEREST AND OTHER INCOME (EXPENSE), NET	24	1	(34)	232

INCOME BEFORE INCOME TAXES	13,445	10,297	26,454	15,171
INCOME TAX PROVISION	(6,255)	(3,900)	(11,730)	(5,812)

Net income	7,190	6,397	14,724	9,359
PREFERRED DIVIDENDS AND ACCRETION	—	(3,107)	—	(6,092)

Income available to common stockholders	$7,190	$3,290	$14,724	$3,267

Basic earnings available to common stockholders	$1.30	$0.66	$2.68	$0.66

Diluted earnings available to common stockholders	$1.24	$0.64	$2.55	$0.65

Basic weighted-average common shares outstanding	5,522,172	4,958,620	5,491,963	4,957,805

Diluted weighted-average common shares outstanding	5,783,906	5,128,610	5,772,927	5,042,800

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)
(In thousands, except share information.)

	Common Stock
			Additional
	Shares	Par	Paid-in	Unearned	Retained
	Outstanding	Value	Capital	Compensation	Earnings	Total

BALANCE, December 31, 2003	5,461,160	$55	$80,661	$(458)	$13,023	$93,281
Exercise of stock options	131,125	1	73	—	—	74
Tax benefit from exercise of stock options	—	—	3,206	—	—	3,206
Compensation related to stock option grants	—	—	1,072	—	—	1,072
Amortization of unearned compensation	—	—	—	458	—	458
Net income	—	—	—	—	14,724	14,724

BALANCE, June 30, 2004	5,592,285	$56	$85,012	$—	$27,747	$112,815

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,724	$9,359
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	17,213	22,682
Amortization of unearned compensation	458	843
Stock-based compensation	1,072	58
Accretion on issuance of PIK Notes	—	3,835
Interest expense — accretion of series A preferred	3,395	—
Interest expense — accretion of long-term liabilities	246	1,439
Loss on sale of land held by partnership	—	407
Deferred income tax provision	4,893	5,812
Cash provided by changes in assets and liabilities:
Restricted cash	547	1,328
Accounts receivable	5,147	5,368
Prepaid expenses and other current assets	7,670	(855)
Accounts payable	(1,923)	(1,812)
Tax benefit from exercise of stock options	3,206	—
Accrued expenses and other current liabilities	(5,120)	1,077
Deferred revenues and subscriber deposits	(4,380)	(1,620)
Other assets and long-term liabilities	(339)	1,095

Net cash provided by operating activities	46,809	49,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,579)	(3,170)

Net cash used in investing activities	(8,579)	(3,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(501)	(82,163)
Redemption of series A preferred	(46,746)	—
Proceeds from issuance of common stock	74	—

Net cash used in financing activities	(47,173)	(82,163)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,943)	(36,317)
CASH AND CASH EQUIVALENTS, beginning of period	35,602	47,530

CASH AND CASH EQUIVALENTS, end of period	$26,659	$11,213

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$—	$798

Cash payments for income taxes	$2,468	$—

Cash payments for series A preferred dividends (interest)	$1,141	$—

Supplemental disclosure of non-cash investing and financing items:
Preferred stock dividends and accretion	$—	$6,092

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

1.	Organization

      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall Holdings, Inc. and our majority owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, restructuring expenses, depreciation and amortization and income taxes. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K, as amended.

      On October 8, 2002, (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”) by an order entered on September 26, 2002. On June 24, 2004, the Bankruptcy Court issued an order and final decree closing the Chapter 11 cases, which became effective June 30, 2004.

2.	Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Metrocall Holdings, Inc. and its wholly-owned subsidiaries Metrocall, Inc, Metrocall Ventures, Inc. (“Ventures”), Metrocall USA, Inc. (“MUSA”) a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission (“FCC”) and other intellectual property; and USA Mobility, Inc., Wizards Acquiring Sub, Inc. and Patriots Acquiring Sub, Inc., wholly-owned subsidiaries formed to effect the merger of Metrocall Holdings, Inc. with Arch Wireless, Inc. (collectively the “Company” or “Metrocall”). Intercompany transactions have been eliminated in consolidation.

Revenue Recognition

      We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. A majority of these leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way paging and ancillary equipment are recognized upon delivery. Beginning July 1, 2003, we adopted the provisions of Emerging Issues Task Force (“EITF”), Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

      Under EITF 00-21, we concluded that revenues associated with two-way messaging device sales and the provision of related messaging services represented separable units of accounting. Accordingly, we began to recognize two-way service revenue over the period the service is performed and revenue from two-way device sales upon delivery. Prior to its adoption, we had bundled the sale of two-way messaging devices with the

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related airtime or messaging service and recognized the revenue over the estimated customer relationship. The impact from the adoption of EITF 00-21 was not material to the three and six months ended June 30, 2004.

Cash and Cash Equivalents

      Cash and cash equivalents consist primarily of investments, all having maturities of ninety days or less when purchased. The carrying amount reported in the accompanying balance sheets for cash equivalents approximates fair value due to the short-term maturity of these instruments.

Allowance for Doubtful Accounts

      Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts as a percentage of total revenues. We also compare the ratio of the reserve to gross receivables to historical levels and monitor collection amounts and statistics.

Property and Equipment

      Property and equipment was stated at fair value as of the Effective Date of the Plan. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Buildings and leasehold improvements	2
Furniture and office equipment	5–7
Vehicles	3
Subscriber paging equipment	2
Transmission and plant equipment	7

      New pagers and advanced messaging devices are depreciated using the half-year convention upon acquisition. Costs to refurbish pagers are charged to service, rent and maintenance expense. Subscriber equipment sold is recorded as cost of products sold in the consolidated income statements at net book value at the date of sale. Devices leased to customers under operating leases continue to be depreciated over their remaining useful lives.

Long-lived Assets

      We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”), Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Change in Accounting for Redeemable Preferred Stock

      We have applied the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), to our financial statements beginning July 1,

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. As a result, our series A preferred, which was a mandatory redeemable security, was classified as a liability in our December 31, 2003 balance sheet. In addition, dividends and accretion of the series A preferred incurred after June 30, 2003 have been reflected as an element of interest expense and, thus, as a reduction to net income. Prior to the adoption of SFAS 150, we had reflected these items as a reduction after net income in the determination of income available to common stockholders. Please see Note 5.

Stock-Based Compensation

      We account for stock-based compensation under the provisions of SFAS 123, Accounting for Stock-Based Compensation, which establishes a fair-value based method of accounting for stock-based compensation plans.

Income Taxes

      We account for income taxes under the provision of SFAS 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required.

      In January 2004, we experienced a change in ownership as defined in sections 382 and 383 of the Internal Revenue Code. The deferred tax asset related to certain net operating loss and other tax credit carry-forwards totaling $7.0 million and the related $7.0 million valuation allowance were reduced to zero as a result of this change. Accordingly, this reduction had no impact on net deferred tax asset balances or our tax provision.

      SFAS 109 requires that we evaluate the recoverability of our deferred tax assets on an ongoing basis. This evaluation should consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, it is more likely than not that some portion or all of our net deferred tax assets will not be realized in future periods. At June 30, 2004, total deferred assets were recorded net of a valuation allowance of $28.5 million on the accompanying balance sheet.

      Our tax provision for the six months ended June 30, 2004 was based on our estimated effective tax rate for fiscal year 2004 of approximately 44%. For purposes of determining our income tax provision and the estimated annual effective tax rate, interest expense related to accretion and dividends on series A preferred stock and certain expenses incurred relating to our pending merger with Arch Wireless, Inc. (“Arch”), which are not deductible for tax purposes, were excluded from our taxable income computation, which had the impact of increasing our estimated effective annual income tax rate. The change in the estimated effective annual tax rate from 41.6% for the three months ended March 31, 2004 to approximately 44% for the six months ended June 30, 2004 is a change in accounting estimate and reduced net income for the three and six months ended June 30, 2004 by $0.3 million and $0.6 million, respectively and reduced basic and diluted earnings per common share by $0.05 for the three months ended June 30, 2004 and reduced basic and diluted earnings per common share by $0.11 and $0.10, respectively, for the six months ended June 30, 2004.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Income available to common stockholders, as reported	$7,190	$3,290	$14,724	$3,267
Numerator for basic and diluted earnings per common share	$7,190	$3,290	$14,724	$3,267
Denominator:
Denominator for basic earnings per share	5,522,172	4,958,620	5,491,963	4,957,805
Effect of dilutive securities: Employee stock options and warrants	261,734	169,990	280,964	84,995

Denominator for dilutive earnings per share — adjusted weighted shares	5,783,906	5,128,610	5,772,927	5,042,800
Basic earnings per common share	$1.30	$0.66	$2.68	$0.66
Diluted earnings per common share	$1.24	$0.64	$2.55	$0.65

Segment Reporting

      Metrocall operates in one reportable segment.

Reclassifications

      Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

3.	Formation and Investment in GTES, LLC

      On February 11, 2004, our wholly-owned subsidiary, Ventures entered into an agreement with Glenayre Electronics, Inc., a subsidiary of Glenayre Technologies, Inc. to form GTES, LLC (“GTES”). GTES offers product sales, maintenance services, software development and product development to the wireless industry as an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc.

      Pursuant to the terms of the agreement, Ventures contributed cash of $2.0 million in exchange for a 51% fully diluted ownership interest in GTES. As a result of our majority ownership interest, we have consolidated GTES into our financial statements from February 11, 2004, the date of our investment. We have a commitment to fund annual cash flow deficits, if any, of GTES up to $1.5 million during the initial three year period following the investment date. Funds may be provided to GTES in the form of capital contributions or loans.

4.	Acquisition of Assets

      On November 18, 2003, we acquired the majority of the operating assets and assumed certain liabilities of WebLink Wireless, Inc. (“WebLink”) and certain of its subsidiaries. The asset acquisition was accounted for as a purchase for financial reporting purposes pursuant to SFAS 141, Business Combinations. The results of WebLink’s operations have been included in our financial statements since that date. In addition, Metrocall acquired certain spectrum usage rights granted under FCC licenses held by WebLink on June 15, 2004, following the FCC’s approval of the transfer of such licenses to Metrocall on June 14, 2004. Metrocall issued

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants that gave WebLink or the Warrant holders the ability to purchase up to 125,000 additional shares of Metrocall common stock at $40 per share (the “Warrants”). Of the Warrants, 25,000 vested on the closing date and the remaining 100,000 shares vested upon the transfer of the licenses to Metrocall. The purchase price for the assets acquired was approximately $42.8 million, which was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as of November 18, 2003.

      The purchase price allocation may be subject to adjustment for changes in estimates related to costs incurred to close and exit duplicate facilities, and to settle pending legal and other contingencies. The resolution of these matters is not expected to have a material impact on our financial condition or results of future operations. In connection with the transaction, we expected to incur $8.1 million in restructuring costs primarily as a result of severance and relocation of workforce and the elimination of duplicate facilities that we acquired. We recognized such costs as a liability assumed as of the acquisition date. These restructuring costs consisted of $4.9 million of employee termination and other benefits for approximately 280 employees expected to be paid in 2004; $0.4 million related to the closure of facilities, $1.6 million of long-term asset retirement obligations and $1.2 million of other current liabilities. Of this liability, $1.2 million of these costs had been paid between the acquisition date and December 31, 2003. An additional $2.7 million and $4.7 million was paid in the three and six months ended June 30, 2004, respectively, as a result of severance obligations incurred from the release of approximately 256 employees. As of June 30, 2004, our remaining restructuring obligation was approximately $2.2 million. We expect to pay out the remaining liability in 2004, except for long-term asset retirement obligations of approximately $1.6 million, which are expected to be paid out over the next nine years. During the three months ended June 30, 2004, we adjusted our preliminary purchase price allocation to increase the values assigned to fixed assets and intangibles by approximately $1.6 million, primarily as a result of changes in estimates of accrued compensation liabilities.

5.     Series A Redeemable Preferred Stock

      At December 31, 2003 and June 30, 2004, our authorized preferred stock consisted of 8.5 million shares of 15% cumulative Series A Preferred Stock, par value $0.01 per share (series A preferred). As of December 31, 2003 and June 30, 2004, 4,196,187 shares and 0 shares of the series A preferred were outstanding, respectively, with a liquidation preference of approximately $46.7 million and $0.0 million, respectively. During the six months ended June 30, 2004, we completed the redemption of our preferred stock by redeeming approximately 1.8 million shares on January 6, 2004, approximately 1.8 million shares on March 31, 2004, and approximately 0.6 million shares on May 17, 2004 with a total aggregate liquidation preference of approximately $46.7 million.

      From their issuance date through June 30, 2003, dividends on the series A preferred accrued at a rate of 15% per annum compounded quarterly (but did not become payable) and increased the initial liquidation preference from $10 per share on their issuance date on October 7, 2002 to approximately $11.13 per share as of June 30, 2003. Following the June 30, 2003 final repayment of the senior secured promissory and senior subordinated PIK promissory notes issued in connection with the Plan, dividends that accrued subsequent to that date became payable in cash on the last day of each fiscal quarter end. We paid cash dividends of approximately $1.0 million and $130,000 on March 31, 2004 and May 17, 2004, respectively.

      Beginning July 1, 2003, we adopted the provisions of SFAS 150, because our series A preferred stock was mandatorily redeemable. SFAS 150 requires that the series A preferred be classified as a liability on the accompanying balance sheet. In addition, subsequent to June 30, 2003, we recorded dividends and accretion expenses on the series A preferred as a component of interest expense in the determination of net income for the period. Prior to July 1, 2003, dividends and accretion expenses had been excluded from the determination of net income and reflected as a reduction from net income in the determination of income available to

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stockholders. As provided in SFAS 150, amounts in prior periods (periods ending prior to July 1, 2003) were not re-classified.

      Dividends and accretion on series A preferred for the six months ended June 30, 2004 and June 30, 2003 were:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Interest expense — dividends and accretion of series A preferred:
Dividends paid	$130	—	$1,141	—
Accretion expense	34	—	269	—
Accretion expense of unamortized discount of shares redeemed	1,101	—	3,069	—

	$1,265		$4,479	—

Preferred dividends and accretion:
Accrued dividends	—	$2,407	—	$4,703
Accretion expense	—	700	—	1,389

	—	$3,107	—	$6,092

6.     Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of (in thousands):

	June 30,	December 31,
	2004	2003

Accrued payroll and payroll taxes	$8,184	$7,714
Accrued acquisition restructuring	565	3,675
Accrued state and local taxes	12,124	12,689
Accrued insurance claims	906	702
Accrued income taxes	1,150	150
Other	39	1,566

Total	$22,968	$26,496

7.     Common Stock

      At December 31, 2003, our authorized common stock consisted of 7.5 million shares, par value $0.01 per share. At December 31, 2003 and June 30, 2004, there were 5,461,160 and 5,592,285 shares of common stock outstanding, respectively.

8.     Employee Stock Option Plan

      In May 2003, we adopted our 2003 Stock Option Plan. On May 7, 2003, we granted nonqualified options for the purchase of up to 350,000 shares of common stock to certain employees at an exercise price of $0.566 per share. Of the options granted on May 7, 2003, options to purchase 3,000 shares and 4,875 shares were forfeited during 2003 and the six months ended June 30, 2004, respectively, and 131,125 were exercised during the six months ended June 30, 2004. Of the remaining unexercised options 42,000 have vested and 169,000 vest on May 7, 2005, and expire ten years after their date of grant. On September 25, 2003, the board of directors approved grants of 10,000 options to each of the six Qualified Directors. The additional 60,000

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options were granted at an exercise price of $0.566 per share and shall become vested and exercisable if the Qualified Director is re-elected as a director of Metrocall upon the expiration of his applicable current term as a director (either at the 2004 annual meeting of stockholders for four of the non-employee directors, or at the 2005 annual meeting of stockholders for two of the non-employee directors). If our pending merger with Arch occurs (see Note 11), the Qualified Directors options will immediately vest. These options expire in 2013. We accounted for these grants using the method of accounting prescribed by SFAS 123 and recognize stock-based compensation expense for the grant equaling its fair value over the vesting period of each option grant.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these amounts, we assumed risk-free interest rates for the 350,000 and 60,000 shares of 1.37% and 1.47%, respectively, an expected life and vesting periods as noted above, an expected dividend yield of zero and an expected volatility of 62.12% and 60.61%, respectively. The weighted average fair value per share (computed consistent with SFAS 123) of options granted in May and September 2003 was $1.48 and $28.84, respectively. The total expense for the option grants over the total vesting period will be approximately $2.2 million of which stock-based compensation expense of approximately $0.5 million and $1.1 million was recognized as a general and administrative expense in the three and six month periods ended June 30, 2004, respectively.

9.     2003 Restructuring

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believed that these measures were necessary to maximize net cash provided by operating activities.

      This cost reduction plan was implemented during the three months ended March 31, 2003. We reduced our workforce by a total of 203 positions. Severance expenses of approximately $5.7 million were recognized during the three months ended March 31, 2003. All amounts expensed under this cost reduction plan in 2003 were paid out during 2003. Many of the eliminated positions were in conjunction with initiatives described below.

      Such reduction initiatives included:

      Reorganization of corporate management — 14 senior corporate management positions were eliminated under the plan, all of which occurred by March 31, 2003.

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

      Centralization of national call centers and inventory fulfillment — In March 2003 under the plan, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations including Alexandria, Virginia and Pensacola, Florida. The consolidation enabled us to reduce the number of staff and management positions.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies

      We are subject to certain legal and regulatory actions in the normal course of business. In the opinion of management, the outcome of such actions will not have a material adverse effect on our financial position or the results of our operations.

      In connection with our proposed merger with Arch. (see Note 11), two purported shareholder class action suits have been filed by Metrocall shareholders against Metrocall, USA Mobility, Inc., (“USA Mobility”) Arch and the Metrocall Board of Directors seeking to obtain compensatory relief and to enjoin the merger. Metrocall believes the complaints are wholly without merit and intends to vigorously contest the actions. However, the outcome of the suits is uncertain.

11.     Proposed Merger with Arch Wireless, Inc.

      On March 29, 2004, we entered into a merger agreement with Arch. The merger is conditioned on, among other things, receiving shareholder and regulatory approvals. The merger agreement contemplates that after the merger, Metrocall and Arch will be wholly owned subsidiaries of a recently formed Delaware corporation, named USA Mobility, Inc. Metrocall and Arch anticipate that the merger will constitute a tax-free transaction to the extent that shareholders receive stock rather than cash in the merger and will receive opinions from our respective tax counsel to that effect.

      Upon completion of the merger, holders of Metrocall’s common stock will receive $150 million in cash pursuant to a cash election and 27.5% of USA Mobility’s common stock. Under the cash election, Metrocall shareholders will be entitled to elect to receive cash in the amount of $75.00 per Metrocall share for up to two million Metrocall shares. To the extent that cash elections are made in respect of a number greater than or less than two million shares, the merger consideration will be adjusted on a pro rata basis so that two million of Metrocall’s outstanding shares are exchanged for cash. The remaining approximately four million fully diluted Metrocall shares will be converted into 27.5% of USA Mobility’s outstanding common stock at an exchange ratio of 1.876 shares of USA Mobility’s common stock for each Metrocall share. Each outstanding share of Arch common stock would be exchanged for one share of USA Mobility’s common stock. As a result, former stockholders and holders of outstanding options of Arch will own 72.5% of the outstanding common stock of USA Mobility on a fully diluted basis and accordingly it is expected that Arch will be considered the “acquirer” for accounting purposes.

      The above actions will necessitate the borrowings of up to $150.0 million of debt proceeds, depending on the available cash on hand of Metrocall and Arch at the time of the closing of the merger, to fund the cash election component of the merger consideration, and authorization of additional common shares of USA Mobility before the merger takes place.

      Pursuant to the merger agreement, we were required to redeem and/or defease all of our remaining issued and outstanding shares and shares reserved for issuance of series A preferred and Arch was required to redeem all of its subsidiary’s 12% Subordinated Secured Compounding Notes prior to the consummation of the merger. We redeemed the remaining shares of Metrocall series A preferred stock and defeased shares remaining to be issued in connection with the Plan on May 17, 2004. Arch retired its 12% notes on May 30, 2004.

      The proposed merger with Arch is subject to review by the FCC and by the Antitrust Division of the Department of Justice (“DOJ”). Arch and Metrocall have applied for all of the necessary consents and made the required notifications to the FCC and the DOJ. On May 5, 2004, the DOJ requested additional information from both Metrocall and Arch. On July 26, 2004, Metrocall filed its responses with the DOJ and we understand that Arch filed its responses with the DOJ in early August. We are continuing to cooperate with the FCC and DOJ as they review the merger. The timing and outcome of the FCC and DOJ reviews and the impact on the merger are uncertain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis of the financial condition and results of operations of Metrocall together with the Interim Condensed Consolidated Financial Statements and the notes to the Interim Condensed Consolidated Financial Statements included elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-looking Statements

      This Report on Form 10-Q includes or incorporates forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions that include:

•	Continuing loss of subscribers of traditional paging services and advanced messaging services;

•	Increased competition resulting from technological advances;

•	Any failure to obtain FCC approvals and/or renewals for licenses

•	Regulatory changes;

•	Satellite transmission failures;

•	Inability to maintain cost reductions;

•	The challenges to integrate the operating assets we acquired from WebLink into our operations;

•	Dependence on key management personnel; and

•	Ability to consummate the merger with Arch Wireless, Inc. and to achieve the anticipated synergies, cost savings and benefits from that merger within the anticipated timeframes without incurring expenses or liabilities materially greater than those planned.

      Other matters set forth in this Report on Form 10-Q may also cause actual results to differ materially from those described in the forward-looking statements. Metrocall undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This Report on Form 10-Q does not address the potential consequences of the Arch merger. Those consequences, together with other material relevant to the merger, will be included in a proxy statement/ prospectus that will be mailed to our holders of Common Stock. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Metrocall currently provides messaging services to approximately 3.0 million subscribers, including 0.3 million advanced messaging subscribers.

     Proposed Merger with Arch Wireless, Inc.

      On March 29, 2004, we entered into a merger agreement with Arch. Completion of the merger is conditioned on, among other things, receiving Metrocall and Arch stockholder approvals and regulatory approvals. The merger agreement contemplates that after the merger, Metrocall and Arch will be wholly-owned subsidiaries of a recently-formed Delaware corporation, USA Mobility, Inc. (formerly Wizards-Patriots Holdings, Inc.).

METROCALL HOLDINGS, INC.

      In the merger:

•	Metrocall common stockholders will exchange two million of their shares for cash at $75 per share of Metrocall common stock and will exchange their remaining shares for USA Mobility common stock at the rate of 1.876 shares of USA Mobility common stock per share of Metrocall common stock;

•	Arch common stockholders will exchange all of their shares for USA Mobility common stock at the rate of one share of USA Mobility common stock per share of Arch common stock;

•	Holders of unexercised options and warrants for shares of Metrocall common stock will receive options and warrants for 1.876 shares of USA Mobility common stock per share of Metrocall common stock to which they were entitled at an exercise price equal to the exercise price per share of Metrocall common stock divided by 1.876; and

•	All options for shares of Arch common stock will vest and holders of unexercised options for shares of Arch common stock will receive options for an equal number of shares of USA Mobility common stock at the same exercise price.

      Immediately after the completion of the merger and as a result of the foregoing exchanges:

•	Metrocall and Arch will become wholly-owned subsidiaries of USA Mobility;

•	Former Metrocall stockholders and holders of warrants and vested and unvested options for Metrocall common stock will hold USA Mobility common stock, warrants and options equivalent to approximately 27.5% of the outstanding shares of USA Mobility common stock on a fully diluted basis;

•	Former Arch stockholders and holders of options on Arch common stock will hold USA Mobility common stock and options equivalent to approximately 72.5% of the outstanding shares of USA Mobility common stock on a fully diluted basis;

•	USA Mobility and its subsidiaries will incur as much as $150 million of indebtedness, depending on the available cash on hand of Metrocall and Arch at the time of the closing of the merger, to pay the cash consideration to the Metrocall stockholders and fees and expenses related to the merger.

      Metrocall and Arch expect that the merger will constitute a tax-free transaction to the extent that shareholders receive stock rather than cash in the merger. Metrocall and Arch will receive opinions from each of Schulte Roth & Zabel LLP and Latham & Watkins LLP, respectively, dated the date of the effectiveness of USA Mobility’s registration statement on Form S-4, that the merger will constitute a tax-free transaction to the extent that common stockholders of each company receive stock rather than cash in the merger.

      We have applied to list shares of USA Mobility common stock on the NASDAQ National Market under the symbol “USMO”, and have agreed with Arch to use our reasonable best efforts to obtain such listing. In addition, we have agreed with Arch to cooperate with each other and to use our reasonable best efforts to take all actions and do all things necessary to complete the merger, including obtaining all necessary consents and required approvals and obtaining financing to pay the cash consideration to Metrocall stockholders. If Metrocall and Arch are able to obtain regulatory consents and approvals and the requisite financing in a timely manner, we expect to complete the merger at the end of the third quarter or early in the fourth quarter of 2004.

      Following completion of the merger, Vincent D. Kelly, our President and Chief Executive Officer, will serve as President and Chief Executive Officer as well as a member of the Board of Directors of USA Mobility. Royce Yudkoff, the Chairman of our Board of Directors, will serve as the Chairman of the Board of Directors of USA Mobility. The Board of Directors of USA Mobility will be comprised of nine individuals: Messrs. Gallopo, Kelly, O’Reilly and Yudkoff from the Metrocall board of directors, four Arch designees selected from the Arch board of directors, and David C. Abrams, a representative of Abrams Capital, a major shareholder of Arch. Under U.S. antitrust laws, Metrocall and Arch may not complete the merger until we have notified the Antitrust Division of the Department of Justice and the Federal Trade Commission of the

METROCALL HOLDINGS, INC.

merger and until a statutory required waiting period has ended. We have filed the required information and materials to notify the Department of Justice and the Federal Trade Commission of the merger, and as a result of interagency agreements between them, the Department of Justice will be reviewing our filings. On May 5, 2004, the Department of Justice made a request for additional information and documentary material, thereby extending the statutory pre-merger waiting period until 30 days after Metrocall and Arch “substantially comply” with this request, unless the waiting period is terminated earlier or extended with the consent of Metrocall and Arch. Metrocall submitted its responses to the second request on July 26, 2004, and we understand that Arch filed its responses with the Department of Justice in early August 2004. Metrocall and Arch are cooperating with representatives of the Department of Justice as they conduct their review.

      To complete the merger, Metrocall and Arch must also obtain the approval of the FCC. Metrocall and Arch have filed the necessary applications with the FCC, and the FCC is reviewing those applications.

      USA Mobility filed Amendment No. 1 to its registration statement on Form S-4 with the SEC on July 23, 2004. We anticipate working with Arch to respond to any additional SEC comments and, when appropriate, requesting acceleration of effectiveness of the registration statement. The timing of effectiveness of USA Mobility’s registration statement is dependent on the timing and outcome of SEC review and is uncertain.

      METROCALL IS NOT SOLICITING YOUR VOTE OR PROXY AT THIS TIME. You are urged to read the joint proxy statement/ prospectus contained in the registration statement, the final joint proxy statement/ prospectus when it becomes available and any amendments or other relevant documents filed with the SEC because they will contain important information regarding us, Arch, USA Mobility and the proposed merger. You will be able to obtain these documents free of charge at the Securities and Exchange Commission’s website at www.sec.gov. In addition, documents filed with the SEC by us, Arch and USA Mobility with respect to the proposed merger may be obtained free of charge by contacting us at Metrocall Holdings, Inc., 6677 Richmond Highway, Alexandria, Virginia 22306, Attention: Investor Relations, telephone (703) 660-6677.

      Metrocall has incurred and continues to incur legal and other third party costs related to merger related activities including preparation of regulatory responses and shareholders solicitations. These costs of $3.0 million and $4.1 million for the three and six months ended June 30, 2004, respectively, have been expensed as general and administrative expenses in the accompanying income statements.

     Acquisition of Assets of WebLink Wireless Inc. and Consent Decree

      On November 18, 2003, Metrocall, Inc. acquired certain assets and assumed certain liabilities of WebLink and certain of its subsidiaries (“the WebLink Acquired Assets”). On November 25, 2003, we filed applications with the FCC seeking its consent to the assignment of WebLink’s FCC licenses to Metrocall, and on May 4, 2004, the FCC granted its consent. While the FCC’s review of our applications was pending, it began an investigation into whether there had been an unauthorized transfer of control of WebLink’s FCC licensed facilities by WebLink to Metrocall as part of the WebLink acquisition, prior to the receipt of the FCC’s consent. On April 23, 2004, the FCC adopted a consent decree that was agreed to by WebLink and Metrocall to resolve and terminate the FCC’s investigation. In the consent decree, which was released on April 28, 2004, the FCC agreed to terminate its investigation without any finding of liability on the part of WebLink or Metrocall. As part of the consent decree, WebLink and Metrocall did not admit to any liability and each of them agreed to make a voluntary contribution of $25,000 to the United States Treasury. The consent decree also provided for Metrocall to adopt and implement a company-wide compliance plan to require periodic education of all employees concerning the FCC’s rules concerning spectrum leasing and the need for prior approval of assignments of FCC licenses.

      The Enforcement Bureau of the FCC (“Bureau”) further agreed that, in the absence of material new evidence, it would not, on its own motion, initiate or recommend to the FCC, any new proceeding that is the

METROCALL HOLDINGS, INC.

subject of the Consent Decree. The Bureau further agreed that, in the absence of material new evidence related to such matter, it would not use the facts developed in this proceeding through the effective date of the Consent Decree or the existence of the Consent Decree to initiate on its own motion, or recommend to the FCC, any proceeding, formal or informal, or take any action on its own motion against WebLink or Metrocall with respect to their basic qualifications to be or continue to be an FCC licensee.

Metrocall’s Business Strategy

      Our business objectives and operating strategy for 2004 will focus on maximizing the amount of cash flows provided by our operating activities. Key elements of this strategy are:

•	Customer and Revenue Retention

•	Sales of New Products and Services

•	Cost Efficiencies

      Customer and Revenue Retention. We expect the demand for our traditional paging services and the related revenues to continue to decrease throughout the remainder of 2004. Our customer and revenue retention efforts will continue to focus on customer service and sales efforts to existing and prospective business, medical and government subscribers. Retention efforts focus on retaining our legacy subscriber base and the subscriber base that we acquired in the acquisition of certain assets from WebLink Wireless, Inc. (“the WebLink Acquired Assets”). Retention efforts are supported through our tiered field sales and corporate service model designed to provide maximum support to customer accounts based on their size and billing potential. We believe that these customer accounts provide a higher average monthly revenue per unit (“ARPU”) and lower deactivation percentages than subscribers serviced through indirect distribution channels.

      We also believe that maintaining sufficient levels of customer service continues to be a key factor in averting subscriber erosion. Our customer service representatives assist subscribers in managing their account activity including the movement of paging devices between personnel within an account. In addition, they address customer inquiries from existing or potential customers. As such, we continue to provide customer service at both a field and national level to address the demands and expectations of our direct subscriber base.

      Sales of New Products and Services — With the WebLink Acquired Assets, we obtained the physical narrowband PCS network and infrastructure through which we provide our advanced messaging services. Prior to the acquisition, we had a strategic alliance agreement with WebLink to resell on this network. For the three and six months ended June 30, 2004, we generated revenues of approximately $18.6 million and $39.1 million from these services. As of June 30, 2004, approximately 326,000 subscribers received these services. We continue marketing our advanced messaging services and continue to provide wholesale carrier services and telemetry services that WebLink had offered to its customers. Although we expect to see demand for these services decrease during 2004 from 2003 levels, we will continue to directly target business and government customers and to provide separate support to the wholesale carriers that have use of the network.

      We continue to sell PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer agreements with several carriers including Nextel and AT&T Wireless. We believe these offerings assist to partially offset revenue losses associated with subscriber erosion and enable us to continue to satisfy customer demands for a broader range of wireless products and services. In the three and six month periods ended June 30, 2004, we recognized total revenues of approximately $1.7 million and $3.2 million from these services.

      Cost Efficiencies — We continue to reduce expenses required to operate our business and paging and advanced messaging networks. Our reorganization plan, upon which we premised our exit from Chapter 11

METROCALL HOLDINGS, INC.

proceedings in October 2002, was predicated on refining our operating structure to reduce costs required to operate our business. Since emerging from Chapter 11, we have reduced our operating expenses and continue to review our technical infrastructure costs; inventory fulfillment and customer service provisioning; selling and marketing and general and administrative functions for additional costs savings. In fiscal years 2002 and 2003, we reduced our operating expenses (service, rent and maintenance, selling and marketing, and general and administrative), excluding the impact of the WebLink acquisition, by $84.0 million and $88.9 million, respectively. Because there are recurring fixed costs necessary to operate our one and two way messaging networks, we may not be able to realize in the future the amount of cost reductions recognized in our business at the same levels that we experienced in 2002 and 2003 and as a result, our operating results may be adversely impacted. The acquisition of the WebLink Acquired Assets in November 2003 provided us with an opportunity to reduce operating expenses incurred by each of the companies on a stand-alone basis. Areas where we believe redundancies exist and where potential cost savings can be realized include certain satellite transmission and delivery systems, transmitter site locations, duplicative sales, customer service and inventory distribution functions and back-office support functions.

      In 2004, we expect to integrate a substantial portion of the acquired operations into our operations and to realize cost synergies from the elimination of many of the redundancies described above. From the integration activities for full fiscal year 2004, we expect to recognize approximately $19.0 million of operating synergies in our combined service, rent and maintenance, selling and marketing, and general and administrative expenses. For the three and six months ended June 30, 2004, we recognized approximately $9.1 million and $13.5 million of expense savings from each company’s stand-alone operating expenses incurred in the three months ended December 31, 2003.

Results of Operations

      General — Our revenues primarily consist of fixed, periodic (usually monthly) fees, that are generally not dependent on usage, charged to subscribers for paging and wireless messaging services. As long as a subscriber continues on our service, our operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or fixed costs. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based upon the number of subscribers we add and the number of subscribers that may deactivate their service. Our business strategy continues to rightsize our sales and marketing efforts on customer profiles that provide greater revenue stability and higher margins mainly in our direct distribution channels. These profiles include larger corporate accounts, government, healthcare and emergency services. While we expect to continue efforts to both maintain and add subscribers, our operating structure has been scaled back over the past thirty-six months mainly through reduction-in-force initiatives and other expense reductions related to rightsizing our operations around these customer profiles.

      Metrocall’s services are marketed through our direct and indirect sales force. We focus our selling efforts on our direct sales channel, which sells or leases devices to enterprise customers in business, healthcare, government and emergency services sectors. Our indirect sales force sells access to our networks to third parties, resellers, or other telecommunications carriers who then resell the messaging services to their customers. Our indirect channel, which we have de-emphasized in certain sectors, is characterized by lower ARPU and has experienced a higher disconnect rate than our direct channel.

METROCALL HOLDINGS, INC.

      The following table sets forth units in service associated with our channels of distribution:

	At June 30,

	2004		2003

	Units	Percentage	Units	Percentage

	(units in thousands)
Direct	2,100	70%	2,170	69%
Indirect	903	30%	962	31%

Total	3,003	100%	3,132	100%

      The following table sets forth the service, rent and maintenance revenues realized for each of our distribution channels:

	For the Three Months Ended June 30,
					For the Three
					Months Ended
	2004		2003		March 31, 2004

	Revenues	%	Revenues	%	Revenues	%

	($ in thousands)
Direct	$71,734	87%	$67,759	86%	$77,236	89%
Indirect	11,008	13%	11,194	14%	9,574	11%

Total	$82,742	100%	$78,953	100%	$86,810	100%

a) Direct service, rent and maintenance revenues include $2,678 and $1,493 realized for non-paging revenue for the three months ended June 30, 2004 and 2003, respectively, and $2,077 for the three months ended March 31, 2004.

      The following table sets forth our net deactivations associated with our channels of distribution for the respective three-month periods stated.

	For the Three Months
	Ended June 30,		For the Three
			Months Ended
	2004	2003	March 31, 2004

	(units in thousands)
Direct	72	67	91
Indirect	150	198	149

Total	222	265	240

      Our consolidated monthly ARPU has increased to $8.57 for the three months ended June 30, 2004 from $7.91 for the three months ended June 30, 2003. This increase was primarily attributable to a greater number of our subscribers receiving advanced messaging services resulting from the WebLink Acquired Assets.

      The following table reflects the monthly ARPU associated with each of our distribution channels:

	For the Three
	Months
	Ended June 30,
			For the Three Months
	2004	2003	Ended March 31, 2004

Direct	$11.19	$10.25	$11.44
Indirect	$2.84	$3.05	$2.28
Consolidated	$8.57	$7.91	$8.44

(a)	ARPU is calculated by dividing the weighted average units in service for each distribution channel for the respective period into the service, rent and maintenance revenue (excluding revenues from PCS and cellular placements and revenues generated from the operations of GTES) and then dividing by three.

METROCALL HOLDINGS, INC.

      Our total revenues which include the total of service, rent and maintenance revenues and product sales were $177.8 million and $170.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase in our revenues from the first six months of 2003 to the first six months of 2004 of $7.6 million was comprised of increases attributable to the operations acquired from WebLink of $34.4 million, the revenues realized by GTES, LLC of $1.6 million and a decrease attributable to the legacy operations of Metrocall units in service of $28.4 million.

      The major categories of operating expenses are:

•	Service, rent and maintenance expenses: These expenses include the costs related to the management, operation and maintenance of our networks and the provisioning of our paging and advanced messaging services. It also includes costs related to the refurbishment of paging devices used by our subscribers and inventory fulfillment costs.

•	Selling and marketing expenses: These expenses include the salaries, commissions and administrative costs of our sales force and related marketing and advertising expenses.

•	General and administrative expenses: These expenses include costs associated with providing customer service, billing and collections, bad debts and other administrative functions such as information technology, human resources, executive management, finance and accounting. In 2004, these expenses also include costs associated with our pending merger with Arch.

      The total of our cost of products sold, service, rent and maintenance, selling and marketing and general and administrative expenses was $127.0 million and $120.0 million for the six months ended June 30, 2004 and 2003, respectively. In 2004, the total of these expenses increased $7.0 million from 2003 levels. These expenses include $32.2 million of expenses incurred in the operations acquired from WebLink and $1.3 million related to the operations of GTES which were not included in the 2003 period and $4.1 million of general and administrative expenses incurred relating to the proposed merger with Arch.

METROCALL HOLDINGS, INC.

Discussion of the Selected Results of Operations Data for the Three Months Ended June 30, 2004 and 2003

      The following table sets forth the amounts of revenues, expenses and the percentages of total revenues represented by certain items in our Interim Condensed Consolidated Income Statement and certain other information for the three month periods ended June 30, 2004 and 2003 (all dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

		% of		% of
		Revenues		Revenues

Revenues
Service, rent and maintenance	$82,742	95.0%	$78,953	95.4%
Product sales	4,375	5.0%	3,832	4.6%

Total revenues	87,117	100.0%	82,785	100.0%
Operating Expenses
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,343	1.5%	952	1.1%
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	27,554	31.6%	23,330	28.2%
Selling and marketing	8,718	10.0%	10,026	12.1%
General and administrative (exclusive of stock-based and other compensation shown separately below)	24,984	28.7%	23,296	28.1%
Stock-based and other compensation	902	1.0%	121	0.1%
Depreciation	8,552	9.9%	9,091	11.1%
Amortization	242	0.3%	1,923	2.3%

Total operating expenses	72,295	83.0%	68,739	83.0%

Income from operations	14,822	17.0%	14,046	17.0%
Interest expense	(136)	(0.1)%	(3,750)	(4.6)%
Interest expense—dividends and accretion of series A Preferred	(1,265)	(1.4)%	—	0.0%
Interest and other income/(expense), net	24	0.0%	1	0.0%
Income tax provision	(6,255)	(7.2)%	(3,900)	(4.7)%

Net income	7,190	8.3%	6,397	7.7%
Preferred dividends and accretion	—	0.0%	(3,107)	(3.7)%

Income available to common stockholders	$7,190	8.3%	$3,290	4.0%

METROCALL HOLDINGS, INC.

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		% of		% of
		Revenues		Revenues
Consolidated Revenues
Service, rent and maintenance	$82,742	95.0%	$78,953	95.4%
Product sales	4,375	5.0%	3,832	4.6%

Total revenues	$87,117	100.0%	$82,785	100.0%

Non-paging service, rent and maintenance	$2,678	3.1%	$1,493	1.8%
ARPU (monthly)	$8.57		$7.91
Ending subscribers in service	3,003,391		3,131,864
Average units in service	3,114,407		3,264,565

      Service, rent and maintenance revenues increased by $3.8 million to $82.7 million for the three months ended June 30, 2004 (“2Q04”), from $78.9 million for the three months ended June 30, 2003 (“2Q03”), as the number of units in service decreased to approximately 3.0 million at June 30, 2004 from 3.1 million at June 30, 2003. Service, rent and maintenance revenues for 2Q04 include $15.7 million and $1.0 million related to the WebLink Acquired Assets and the revenues realized from GTES operations in 2Q04. Excluding these revenues, our service, rent and maintenance revenues decreased $12.9 million from the 2Q03 period.

      Product sales revenues increased by $0.6 million to $4.4 million for 2Q04 from $3.8 million for 2Q03 primarily due to the WebLink acquisition.

      The following is a review of revenues based on service type (traditional or advanced messaging). All dollars in thousands except per unit information:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		% of		% of
		Revenues		Revenues
Traditional Revenues
Service, rent and maintenance	$64,527	94.2%	$65,561	95.2%
Product sales	3,956	5.8%	3,333	4.8%

Total revenues	$68,483	100.0%	$68,894	100.0%

Non-paging service, rent and maintenance	$2,678	3.9%	$1,493	2.2%
ARPU (monthly)	$7.42		$6.95
Ending subscribers in service	2,677,309		2,942,405
Average units in service	2,780,290		3,070,816

      Our traditional service, rent and maintenance revenues include revenues generated from providing airtime and other paging services to our subscriber base and non-paging revenues generated from selling PCS services of other carriers and revenues generated from the operations of GTES. Traditional paging service, rent and maintenance revenues decreased approximately $1.1 million to $64.5 million for 2Q04 from $65.6 million for 2Q03. In 2Q04, our revenues included $9.3 million related to the WebLink Acquired Assets that were acquired in November 2003 and $1.0 million related to revenues generated from GTES which was formed in February 2004. Neither of these operations was included in our consolidated operating results for 2Q03 and absent such acquisitions or investments, our traditional service revenues would have decreased $11.4 million compared to 2Q03.

      Our decrease in service, rent and maintenance revenues in 2Q04 was the result of a decrease in the number of subscribers receiving airtime services, which decreased approximately 0.2 million to 2.7 million

METROCALL HOLDINGS, INC.

subscribers. Of this decrease, approximately 37% occurred in our direct distribution channels and 63% occurred in our indirect distribution channels. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services, rate compression caused by the decrease in demand and competitive industry pricing, and technological alternatives. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our focus on our direct channels of distribution. ARPU increased to $7.42 from $6.95 in 2Q03. This increase reflects the favorable shift in mix of our subscriber base from units in our indirect distribution channels to units in our direct distribution channels.

      We expect that revenues generated from traditional paging will continue to decrease during the remainder of 2004 and for the foreseeable future. Revenues are expected to decrease as existing subscribers migrate to alternative technologies and industry competition reduces pricing. Although we are focused on customer retention, we cannot guarantee that we will be able to slow the rate of revenue erosion.

      Product sales from traditional paging increased approximately $0.7 million to $4.0 million in 2Q04 from $3.3 million in 2Q03 and increased as a percentage of total revenues to 5.8% in 2Q04 from 4.8% in 2Q03. In 2Q04, our product sales revenues included $0.6 million related to the operations of WebLink Acquired Assets. The results from these operations were not included in our consolidated operating results in 2Q03 and absent such acquisition, our product sales revenues would have remained flat at $3.3 million compared to 2Q03.

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		% of		% of
		Revenues		Revenues
Advanced Messaging Revenues
Service, rent and maintenance	$18,215	97.8%	$13,392	96.4%
Product sales	419	2.2%	499	3.6%

Total revenues	$18,634	100.0%	$13,891	100.0%

ARPU (monthly)	$18.17		$23.04
Ending subscribers in service	326,082		189,459
Average units in service	334,117		193,749

      Our advanced messaging service, rent and maintenance revenues include revenue generated from providing advanced (two-way messaging) airtime and other services to our subscriber base. Advanced messaging service, rent and maintenance revenues increased $4.8 million to $18.2 million for 2Q04 from $13.4 million for 2Q03. The number of units receiving our two-way services increased approximately 137,000 from 2Q03. In 2Q04, our revenues included $6.4 million related to the WebLink Acquired Assets that were acquired in November 2003. As such, these operations were not included in our consolidated operating results for 2Q03 and absent such acquisition, our advanced messaging service revenues would have decreased $1.6 million compared to 2Q03. ARPU for 2Q04 decreased $4.87 to $18.17 from $23.04 in 2Q03. The decrease in ARPU for 2Q04 was the result of the shift in distribution mix in the subscribers receiving advanced messaging services. Upon the acquisition of the WebLink Acquired Assets, the number of subscriber units receiving advanced messaging services increased in indirect distribution channels mainly in the former WebLink carrier services distribution channel which is characterized by lower ARPU than that in our direct distribution channel.

      We expect that revenues generated from advanced messaging will continue to decrease during the remainder of 2004 and for the foreseeable future. Revenues are expected to decrease as existing subscribers migrate to alternative technologies and industry competition reduces pricing. Although we are focused on customer retention, we cannot guarantee that we will be able to slow the rate of revenue erosion.

METROCALL HOLDINGS, INC.

      Product sales from advanced messaging operations decreased approximately $0.1 million to $0.4 million in 2Q04 from $0.5 million in 2Q03, which resulted from the sale of a lower number of advanced messaging units.

Operating Expenses

      Cost of products sold. Cost of products sold increased to $1.3 million in 2Q04 from $1.0 million in 2Q03. As a percentage of total revenues, cost of products sold increased to 1.5% in 2Q04 from 1.1% in 2Q03. The increase in cost of products sold was primarily the result of a higher volume of devices sold during 2Q04 and a higher device unit cost.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $4.3 million to $27.6 million in 2Q04 from $23.3 million in 2Q03 and increased as a percentage of total revenues to 31.6% in 2Q04 from 28.2% in 2Q03. Service, rent and maintenance expense for 2Q04 included approximately $11.6 million related to the operations of the WebLink Acquired Assets and $0.2 million of expenses associated with the GTES assets. Neither of these operations was included in our consolidated operating results in the 2Q03 period and absent such acquisitions or investment, service, rent and maintenance expenses would have decreased $7.5 million.

      The reported increase of $4.3 million was a result of increases in the following functional expenses; transmitter and other technical rent expenses of $7.5 million, salaries and other compensation of $1.6 million, telephone costs of $0.6 million and $0.3 million of other service, rent and maintenance expenses mainly the result of the WebLink Asset Acquisition, partially offset by decreases in dispatching expenses of $4.6 million and pager refurbishment costs of $1.1 million. We expect service, rent and maintenance expenses will increase as a result of a full year’s influence of the operations of the WebLink Acquired Assets on our operating expenses, although decline on a quarterly basis throughout 2004 as the integration and rationalization of network infrastructure continues.

      Selling and Marketing. Selling and marketing expenses decreased approximately $1.3 million to $8.7 million in 2Q04 from $10.0 million in 2Q03 and decreased as a percentage of total revenues to 10.0% in 2Q04 from 12.1% in 2Q03. This decrease was primarily the result of the reductions in salaries and compensation related expenses of $1.1 million mainly due to fewer sales positions in the 2Q04 period compared to 2Q03 and the reduction in incidental expenses such as advertising of $0.2 million. Selling and marketing expense for 2Q04 included approximately $0.6 million related to compensation expenses associated with sales positions acquired in the WebLink Acquired Assets. Excluding these costs, the decrease in these expenses was $1.9 million. We expect that selling and marketing expenses will continue to decrease in 2Q04 at a rate slower than that experienced in 2Q03.

      General and administrative expenses. General and administrative expenses increased approximately $1.7 million to $25.0 million in 2Q04 from $23.3 in 2Q03 and increased as a percentage of total revenues to 28.7% in 2Q04 from 28.1% in 2Q03. The increase in general and administrative expenses was the result of $3.0 million incurred in connection with the proposed Arch merger for legal, advisory fees and other expenses, $2.5 million of expenses incurred in operating the WebLink Acquired Assets and $0.6 million related to the operations of GTES. Absent these items, general and administrative costs decreased by $4.4 million. We expect that general and administrative expenses on a full year basis in 2004 will continue to decrease as we continue with integration of WebLink operations and undertake cost reductions or avoidance measures.

      Stock-based and other compensation expense. Stock-based and other compensation expenses consist primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors. Stock based and other compensation was $0.9 million for 2Q04, compared to $0.1 million in 2Q03. The increase in this expense was due to the recognition of $0.3 million of compensation expense associated

METROCALL HOLDINGS, INC.

with the options granted to certain members of management and our board of directors and higher severance expense of $0.5 million during 2Q04.

      Depreciation and amortization expenses decreased $2.2 million to $8.8 million in 2Q04 from $11.0 million in 2Q03. Such expenses for 2Q04 consisted of depreciation for infrastructure and subscriber equipment of $8.6 million and the amortization of intangible assets of $0.2 million. The decrease in expenses in 2Q04 was related to a lower net book value in our property and equipment and intangible assets at the beginning of 2Q04 than in 2Q03.

      Interest expenses decreased $3.6 million to $0.1 million in 2Q04 from $3.7 million in 2Q03. The decrease was primarily due to the decline in interest and accretion related for the senior subordinated PIK Notes that were repaid in 2003.

      Interest expenses — dividends and accretion of series A preferred consisted of dividends paid on May 17, 2004 of $130,000, and accretion relating to the amortization of the discount on the series A preferred of $1.1 million pursuant to the provisions of SFAS 150. For 2Q03 and prior to the adoption of SFAS 150, we had recognized dividend and accretion of the series A preferred as a reduction from net income in the computation of income available to common stockholders.

      Income tax provision. Income tax provision increased $2.4 million to $6.3 million in 2Q04 from $3.9 million in 2Q03. We recorded an income tax provision of $6.3 million in 2Q04 and $3.9 million in 2Q03 as we generated taxable income during those periods. The tax provision for 2Q04 was based on our estimated effective tax rate for full year 2004 of approximately 44%. For purposes of determining our income tax provision and the estimated annual effective tax rate, interest expense related to accretion and dividends on series A preferred stock and certain expenses related to the Arch merger, which are not deductible for tax purposes, were excluded from our taxable income computation, which had the impact of increasing our effective income tax rate.

METROCALL HOLDINGS, INC.

Discussion of the Selected Results of Operations Data for the Six Months Ended June 30, 2004 and 2003

      The following table sets forth the amounts of revenues, expenses and the percentages of total revenues represented by certain items in our Interim Condensed Consolidated Income Statement and certain other information for the six month periods ended June 30, 2004 and 2003 (all dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of		% of
		Revenues		Revenues

Revenues
Service, rent and maintenance	$169,552	95.3%	$161,801	95.1%
Product sales	8,278	4.7%	8,373	4.9%

Total revenues	177,830	100.0%	$170,174	100.0%
Operating Expenses
Cost of products sold (exclusive of depreciation and amortization shown separately below)	2,283	1.3%	1,931	1.1%
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	56,380	31.7%	46,804	27.5%
Selling and marketing	18,002	10.1%	22,008	12.9%
General and administrative (exclusive of stock-based and other compensation shown separately below)	50,361	28.3%	49,284	29.0%
Stock-based and other compensation	2,351	1.3%	901	0.5%
Restructuring expenses	—	0.0%	5,726	3.4%
Depreciation	16,852	9.5%	18,861	11.1%
Amortization	361	0.2%	3,821	2.3%

Total operating expenses	146,590	82.4%	149,336	87.8%

Income from operations	31,240	17.6%	20,838	12.2%
Interest expense	(273)	(0.2)%	(5,899)	(3.4)%
Interest expense—dividends and accretion of series A preferred	(4,479)	(2.5)%	—	0.0%
Interest and other income/(expense), net	(34)	(0.0)%	232	0.1%
Income tax provision	(11,730)	(6.6)%	(5,812)	(3.4)%

Net income	14,724	8.3%	9,359	5.5%
Preferred dividends and accretion	—	0.0%	(6,092)	(3.6)%

Income available to common stockholders	$14,724	8.3%	$3,267	1.9%

METROCALL HOLDINGS, INC.

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Revenues		% of Revenues

Consolidated Revenues
Service, rent and maintenance	$169,552	95.3%	$161,801	95.1%
Product sales	$8,278	4.7%	8,373	4.9%

Total revenues	$177,830	100.0%	$170,174	100.0%

Non-paging service, rent and maintenance	$4,755	2.7%	$3,343	2.0%
ARPU (monthly)	$8.50		$7.74
Ending subscribers in service	3,003,391		3,131,864
Average units in service	3,229,795		3,411,445

      Service, rent and maintenance revenues increased by $7.8 million to $169.6 million for the six months ended June 30, 2004 (“2004”), from $161.8 million for the six months ended June 30, 2003 (“2003”), as the number of units in service decreased to approximately 3.0 million at June 30, 2004 from 3.1 million at June 30, 2003. Service, rent and maintenance revenues for 2004 include $33.2 million and $1.6 million related to the WebLink Acquired Assets and the revenues realized from GTES operations in 2004, respectively. Excluding these revenues, our service, rent and maintenance revenues decreased $27.0 million from the 2003 period.

      Product sales revenues decreased by $0.1 million to $8.3 million for 2004 from $8.4 million for 2003. Product sales for 2004 included $1.1 million related to the WebLink Acquired Assets. Absent these revenues, our product sales would have decreased $1.2 million in the 2004 period from the 2003 period.

      The following is a review of revenues based on service types (traditional or advanced messaging). All dollars in thousands except per unit information:

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

		% of Revenues		% of Revenues

Traditional Revenues
Service, rent and maintenance	$131,655	94.9%	$134,690	94.7%
Product sales	7,052	5.1%	7,558	5.3%

Total revenues	$138,707	100.0%	$142,248	100.0%

Non-paging service, rent and maintenance	$4,755	3.4%	$3,343	2.4%
ARPU (monthly)	$7.33		$6.81
Ending subscribers in service	2,677,309		2,942,405
Average units in service	2,887,233		3,213,769

      Our traditional service rent and maintenance revenues include revenues generated from providing airtime and other paging services to our subscriber base and non-paging revenues generated from selling PCS services of other carriers and revenues generated from the operations of GTES. Traditional paging service, rent and maintenance revenues decreased approximately $3.0 million to $131.7 million for 2004 from $134.7 million for 2003. In 2004, our revenues included $19.5 million related to the WebLink Acquired Assets that were acquired in November 2003 and $1.6 million related to revenues generated from GTES that was formed in February 2004. Neither of these operations was included in our consolidated operating results for 2003 and absent such acquisitions or investments, our traditional service revenues would have decreased $24.1 million compared to 2003.

METROCALL HOLDINGS, INC.

      Our decrease in service, rent and maintenance revenues in 2004 was the result of a decrease in the number of subscribers receiving airtime services, which decreased approximately 0.2 million to 2.7 million subscribers. Of this decrease, approximately 37% occurred in our direct distribution channels and 63% occurred in our indirect distribution channels. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services, rate compression caused by the decrease in demand and competitive industry pricing, and technological alternatives. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our focus on our direct channels of distribution. ARPU increased $0.52 to $7.33 from 2003. This increase reflects the favorable shift in mix of our subscriber base from units in our indirect distribution channels to units in our direct distribution channels.

      We expect that revenues generated from traditional paging will continue to decrease during the remainder of 2004 and for the foreseeable future. Revenues are expected to decrease as existing subscribers migrate to alternative technologies and industry competition reduces pricing. Although we are focused on customer retention, we cannot guarantee that we will be able to slow the rate of revenue erosion.

      Product sales from traditional paging decreased approximately $0.5 million to $7.1 million in 2004 from $7.6 million in 2003 and decreased as a percentage of total revenues to 5.1% in 2004 from 5.3% in 2003. In 2004, our product sales revenues included $1.1 million related to the operations of WebLink Acquired Assets, which were acquired in November 2003. The results from these operations were not included in our consolidated operating results in 2003 and absent such acquisition, our product sales revenues would have decreased $1.6 million compared to 2003. The decrease in product sales was the result of selling a lower number of devices through our direct distribution channel during 2004.

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
		% of		% of
		Revenues		Revenues
Advanced Messaging Revenues
Service, rent and maintenance	$37,897	96.9%	$27,111	97.1%
Product sales	1,226	3.1%	815	2.9%

Total revenues	$39,123	100.0%	$27,926	100.0%

ARPU (monthly)	$18.44		$22.86
Ending subscribers in service	326,082		189,459
Average units in service	342,562		197,676

      Our advanced messaging service rent and maintenance revenues include revenue generated from providing advanced (two-way messaging) airtime and other services to our subscriber base. Advanced messaging service, rent and maintenance revenues increased $10.8 million to $37.9 million for 2004 from $27.1 million for 2003. The number of units receiving our two-way services increased approximately 137,000 from 2003. In 2004, our revenues included $13.7 million related to the WebLink Acquired Assets that were acquired in November 2003. As such, these operations were not included in our consolidated operating results for 2003 and absent such acquisition, our advanced messaging service revenues would have decreased $2.9 million compared to 2003. ARPU for 2004 decreased $4.42 to $18.44 from $22.86 in 2003. The decrease in ARPU for 2004 was the result of the shift in distribution mix in the subscribers receiving advanced messaging services. As a result of the acquisition of the WebLink Acquired Assets, the number of subscriber units receiving advanced messaging services increased in indirect distribution channels (mainly in the former WebLink carrier services distribution channel), which is characterized by lower ARPU than that in our direct distribution channel.

      We expect that revenues generated from advanced messaging will decrease during the remainder of 2004 and for the foreseeable future. Revenues are expected to decrease as existing subscribers migrate to

METROCALL HOLDINGS, INC.

alternative technologies and industry competition reduces pricing. Although we are focused on customer retention, we cannot guarantee that we will be able to slow the rate of revenue erosion.

      Product sales from advanced messaging operations increased approximately $0.4 million to $1.2 million in 2004 from $0.8 million in 2003, which resulted from the sale of more advanced messaging units.

Operating Expenses

      Cost of products sold. Cost of products sold increased to $2.3 million in 2004 from $1.9 million in 2003. As a percentage of total revenues, cost of products sold increased to 1.3% in 2004 from 1.1% in 2003. The increase in cost of products sold was primarily the result of a higher device unit cost sold during 2004.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $9.6 million to $56.4 million in 2004 from $46.8 million in 2003 and increased as a percentage of total revenues to 31.7% in 2004 from 27.5% in 2003. Service rent and maintenance expenses for 2004 included approximately $24.1 million related to the operations of the WebLink Acquired Assets and $0.3 million of expenses associated with the GTES assets. Neither of these operations was included in our consolidated operating results in the 2003 period and absent such acquisitions or investment, service, rent and maintenance expenses would have decreased $14.8 million.

      The reported increase of $9.6 million was a result of increases in the following functional expenses; transmitter and other technical rent expenses of $15.0 million, salaries and other compensation of $3.1 million, telephone line costs of $1.4 million and other service, rent and maintenance expenses of $0.8, million mainly the result of the WebLink Asset Acquisition, partially offset by decreases in dispatching expenses of $8.6 million and pager refurbishment costs of $2.1 million. We expect service, rent and maintenance expenses will increase as a result of a full year’s influence of the WebLink Acquired Assets on our operating expenses, although decline on a quarterly basis throughout 2004 as the integration and rationalization of network infrastructure continues.

      Selling and Marketing. Selling and marketing expenses decreased approximately $4.0 million to $18.0 million in 2004 from $22.0 million in 2003 and decreased as a percentage of total revenues to 10.1% in 2004 from 12.9% in 2003. This decrease was primarily the result of the reductions in salaries and compensation due to fewer sales positions in the 2004 period compared to 2003. Selling and marketing expenses for 2004 included approximately $1.6 million related to compensation expenses associated with sales positions acquired in the WebLink Acquired Assets and $0.1 million related to the operations of GTES. Excluding these costs, the decrease in these expenses was $5.7 million. We expect that selling and marketing expenses will continue to decrease in 2004 at a rate slower than that experienced in 2003.

      General and administrative expenses. General and administrative expenses increased approximately $1.1 million to $50.4 million in 2004 from $49.3 million in 2003 and decreased as a percentage of total revenues to 28.3% in 2004 from 29.0% in 2003. The increase in general and administrative expenses was primarily the result of $4.1 million incurred for legal and advisory fees and other expenses incurred in connection with the proposed Arch merger. In addition, our general and administrative expenses included $5.9 million of expenses incurred in operating the WebLink Acquired Assets and $0.9 million related to the operations of GTES. Absent these items all other general and administrative expenses decreased by $9.8 million. We expect that general and administrative expenses on a full year basis in 2004 will continue to decrease as we continue with integration of WebLink operations and undertake cost reductions or avoidance measures in our operations.

      The reported decrease in general and administrative expenses consists primarily of $2.4 million in lower salaries, $1.5 million in reduced administrative telephone expenses and lower bad debt expense of $1.2 million. All other reductions in general and administrative expenses accounted for the remaining $4.7 million. We expect that general and administrative expenses on a full-year basis in 2004 will continue to decrease as

METROCALL HOLDINGS, INC.

we continue with the integration of WebLink operations and undertake cost-reduction or avoidance measures in our operations.

      Stock-based and other compensation expenses. Stock-based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors. Stock based and other compensation was $2.4 million in 2004, compared to $0.9 million in 2003. The increase in this expense was due to the recognition of $0.7 million of compensation expense associated with the options granted to certain members of management and our board of directors and higher severance cost of $0.8 million.

      Restructuring expense. Restructuring related expenses decreased $5.7 million in 2004 as no similar expenses were incurred. Such expenses in 2003 consisted of severance and other expenses incurred to implement the plan our Board of Directors approved in February 2003 (see Note 9 of Notes to Interim Condensed Consolidated Financial Statements).

      Depreciation and amortization expenses decreased $5.5 million to $17.2 million in 2004 from $22.7 million in 2003. Such expenses for 2004 consisted of depreciation for infrastructure and subscriber equipment of $16.9 million and the amortization of intangible assets of $0.4 million. The decrease in expenses in 2004 was related to a lower net book value in our property and equipment and intangible assets at the beginning of 2004 than in 2003.

      Interest expenses decreased $5.6 million to $0.3 million in 2004 from $5.9 million in 2003. The decrease was primarily due to the decline in interest and accretion related to the senior subordinated PIK Notes that were repaid in 2003.

      Interest expenses — dividends and accretion of series A preferred consisted of dividends paid on March 31, 2004, and May 17, 2004 of $1.0 million and $130,000 and accretion relating to the amortization of the discount on the series A preferred of $3.3 million pursuant to the provisions of SFAS 150. For 2003 and prior to the adoption of SFAS 150, we had recognized dividend and accretion of the series A preferred as a reduction from net income in the computation of income available to common stockholders.

      Income tax provision. The income tax provision increased $5.9 million to $11.7 million in 2004 from $5.8 million in 2003. We recorded an income tax provision of $11.7 million in 2004 and $5.8 million in 2003 as we generated taxable income during those periods. The tax provision for 2004 was based on our estimated annual effective tax rate for 2004 of approximately 44%. For purposes of determining our income tax provision and the estimated annual effective tax rate, interest expense related to accretion and dividends on series A preferred stock and expenses related to the Arch merger, which are not deductible for tax purposes, were excluded from our taxable income computation, which had the impact of increasing our effective income tax rate.

Financial Condition and Liquidity

      Our liquidity position at June 30, 2004 consisted of cash and cash equivalents of approximately $26.7 million. Our principal sources of cash are net cash provided by operating activities and cash and cash equivalents on hand. We anticipate net cash provided by operating activities together with our cash and cash equivalents at June 30, 2004 will be adequate to meet our anticipated cash requirements (without giving effect to our contemplated merger with Arch), including capital expenditures and payments for income taxes through at least the next twelve months. In the long-term, we expect to fund our cash needs using net cash provided by operating activities.

      We are dependent on cash flows from operating activities to meet our cash requirements. Our cash from operations may vary depending on the amount of revenues we generate, expenses we incur and changes in working capital items such as the timing of collections of accounts receivables and payments of operating expenses and capital expenditures. To the extent that our revenues continue to decrease, net cash provided by operating activities may be adversely affected in the event sufficient reductions in operating expenses cannot

METROCALL HOLDINGS, INC.

be undertaken. In the event that our cash provided by operating activities together with cash and cash equivalents are not sufficient to meet such future requirements, we may be required to forgo planned capital expenditures, sell assets or seek additional financing.

     Cash Flow

	Six Months Ended
	June 30,

	2004	2003

	($’s in thousands)
Net cash provided by operating activities	$46,809	$49,016
Net cash used in investing activities	$(8,579)	$(3,170)
Net cash used in financing activities	$(47,173)	$(82,163)

      Net cash provided by operating activities is our primary source of liquidity. The acquisition of the WebLink Acquired Assets in November 2003 and the resulting synergies from integrating those assets into our operations increased our cash provided by operating activities. Cash used for Arch merger expenses offset this positive impact. The net impact was that net cash provided by operating activities decreased by approximately $2.2 million in 2004 to $46.8 million from $49.0 million in 2003.

      Net cash used in investing activities decreased approximately $5.4 million in 2004 to $8.6 million from $3.2 million for 2003. The decrease in net cash used for investing activities was primarily the result of higher capital expenditures in 2004, which included expenditures of approximately $6.5 million for pager devices and $2.1 million for paging infrastructure and computer related equipment.

      Total capital expenditures for the year ending December 31, 2004 (without giving effect to our merger with Arch) are expected to be in the range of approximately $18.0 million including estimated expenditures of up to $2.0 million required to integrate the satellite transmission and billing platforms acquired from WebLink. The amount of actual capital required will depend on a number of factors including subscriber additions and device replacement requirements of current subscribers; competitive conditions and technological developments.

      Net cash used in financing activities decreased approximately $35.0 million to $47.2 million in 2004 from $82.2 million for 2003. Net cash used in financing activities in 2003 included $50.0 million aggregate principal repayments of senior secured notes issued in connection with our plan of reorganization. Net cash used in financing activities in 2004 included the redemption of $40.0 million aggregate liquidation preference of series A preferred stock also issued in connection with the plan of reorganization. We redeemed the remaining issued and outstanding shares of the series A preferred representing an aggregate liquidation preference of approximately $6.7 million on May 17, 2004 with cash balances on hand.

      As a result of the final redemption of the series A preferred, we expect net cash used for financing activities will be minimal for future quarters. Excess cash will be accumulated in anticipation of the proposed merger with Arch. As described earlier, Metrocall stockholders in the aggregate will receive $150 million for 2,000,000 shares of their common stock under their cash election option. It is currently anticipated that the cash election and any closing costs will be funded by Metrocall’s and Arch’s cumulative available cash on hand and the issuance by the new holding company of up to $150 million of long-term debt.

METROCALL HOLDINGS, INC.

     Debt, Preferred Stock and Other Obligations

	June 30,	December 31,
	2004	2003

Series A preferred (a)	—	$46,700
Other debt, including capital lease	$354	$856
Other long-term liabilities	$3,780	$3,492

(a)	Obligation reflected at liquidation value

      Series A Preferred — In connection with the plan of reorganization, we issued 5,993,290 shares of series A preferred. During the six months ended June 30, 2004, we paid cash dividends on the series A preferred of approximately $1.1 million, which was reflected in “interest expense — dividends and accretion on series A preferred” on the accompanying income statements.

      During the six months ended June 30, 2004, we redeemed 4,196,187 shares of series A preferred with an aggregate liquidation preference of approximately $46.7 million. At June 30, 2004 there were no shares of series A preferred issued or outstanding.

      Income taxes — During the six months ended June 30, 2004, we made cash payments of income taxes of approximately $2.5 million. For the full-year 2004, based upon our anticipated business results, the expected benefit of additional compensation expense from the anticipated exercise of stock options and the characteristics of our deferred tax assets, we expect to generate net taxable income that would require us to pay income taxes in a range of $9.0 million to $11.0 million. To the extent that our taxable income or other assumptions vary from our expectations, our estimated cash requirements for income taxes may increase or decrease.

Critical Accounting Policies

      We prepare our financial statements in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Metrocall’s management evaluates these estimates and assumptions on an on-going basis. Actual results could differ from those estimates.

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

     Impairment or Disposal of Long-Lived Assets

      We account for long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

METROCALL HOLDINGS, INC.

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

     Accounting for Income Taxes

      We account for income taxes under the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109 Statement, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities, less valuation allowances, if required. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred tax assets will be realized in future periods. This assessment requires significant judgment.

      When we emerged from the bankruptcy proceedings in October 2002, we established a valuation allowance against our net deferred tax assets since based on information available to us at that time, we believed it was more likely than not that the deferred assets would not be realized. During the fourth quarter of 2003, we determined based upon the operating and taxable income we generated subsequent to October 2002, the earlier than expected repayment of our senior and subordinated PIK notes, the redemptions and planned redemptions of our series A preferred stock and the anticipated operating income and cash flows for future periods, that it was more likely than not that certain of our deferred tax assets would be realized in the future and as such it was appropriate to release the valuation allowance recorded against those deferred tax assets.

      In January 2004, we experienced a change in ownership as defined in sections 382 and 383 of the Internal Revenue Code. Net operating loss and other tax credit carry-forwards totaling $7.0 million and the related $7.0 million valuation allowance were reduced to zero as a result of this change of control. This reduction had no impact on the net deferred tax asset or net income. No other adjustments were made to the valuation allowance during the quarters ended March 31, 2004 and June 30, 2004.

     Stock-based Compensation

      In 2003, we implemented a stock option plan to assist in employee retention, and to better align employee interests with those of our shareholders. We issued options to purchase up to 410,000 shares of our common stock to certain key employees and members of the Board of Directors. We accounted for our option grants pursuant to SFAS 123, Accounting for Stock Compensation, which established a fair-value based method of accounting for stock compensation plans. We recognize the fair value of the option grant as compensation expense over the vesting period of the grant. We estimate the compensation expense for the 2003 grants will approximate $2.2 million over the total vesting period of which $0.4 million and $1.1 million has been included in stock-based and other compensation expenses for the three and six month periods ended June 30, 2004, respectively.

Factors Affecting Future Operating Results

      There are various factors that could adversely affect our business, financial condition, prospects and results of operations. The principal factors (excluding those that relate to our merger with Arch) are described below.

METROCALL HOLDINGS, INC.

Over the past several years, technological advances and increased competition have resulted in reduced subscribers and revenues in the wireless messaging industry. The continued decline in the number of subscribers of one-way and two-way messaging services has adversely impacted, and will likely continue to adversely impact, our industry generally and our ability to generate cash flow.

      Over the past several years, technological advances and increased competition have resulted in reduced subscribers and revenues in the wireless messaging industry. In 2002 alone, we experienced a decline in one-way messaging units in service of approximately 1.7 million. In 2003, we experienced a further decline in one-way messaging of approximately 409,000 units or, if units primarily acquired in the acquisition of the WebLink’s Acquired Assets are excluded, approximately 991,000 units. Because of the recurring fixed costs necessary to operate our messaging infrastructure, subscription cancellations and the related impact on total revenues cannot be fully offset by expense reductions and, as a result, will likely adversely impact our cash flows. Although not as dramatic as the decrease in the number of one-way messaging units in service, we have also experienced a decline in the number of subscribers for our two way messaging services. In 2002 and 2003, we experienced a decline in two-way messaging units in service of approximately 26,000 and approximately 29,000, respectively, or 11.4% and 14.3%, respectively.

      As a result of the decline in the number of messaging units in services, we have experienced a reduction in our annual revenues from approximately $610.2 million in 1999 to approximately $336.9 million in 2003, a decline of almost 45% over that period. We believe that the number of one-way and two-way messaging services subscribers will continue to decline for the foreseeable future. While we will make efforts to replace lost subscribers, the marketing and other expenses associated with adding subscriptions is high and could adversely affect our cash flow in the short-term if the replacement efforts are successful and in the longer term if they are not successful.

Technological advances by existing and new competitors in the wireless messaging industry will result in increased competition for our subscribers and could reduce our market share and revenues and harm our financial performance.

      We face intense competition for subscribers not only from other providers of one-way and two-way messaging services such as Arch, Skytel, Inc. and Verizon Wireless Messaging LLC, but also large mobile telephone carriers such as AT&T Wireless, Cingular Wireless, Nextel, Sprint PCS, T-Mobile and Verizon Wireless and others who have or are developing messaging services that perform comparable functions to our two-way narrowband PCS services. For example, cellular carriers and traditional telephone companies have developed and commenced the installation of micro-cells and wireless networks in hospitals, historically one of our largest customer bases, resulting in a decrease in the number of subscribers in that market segment. In addition, providers of e-mail and similar services available over PDAs such as Motient Corporation have also developed two-way messaging devices in competition with our messaging services. Increased competition from these providers might result in loss of existing or future subscribers, loss of revenues and increased expenses to stay competitive.

      Many of our competitors have longer operating histories and better brand recognition. Several of our competitors are large diversified telecommunications companies that serve several markets and possess financial, technical and other resources greater than those of Metrocall. Further advances in technology could lower the cost of competing services and/or products to a level at which our pricing for services and products would cease to be competitive. We may not be able to develop or introduce new services and products on a timely basis and at competitive prices, if at all, and our revenues, profit margins, inventory costs and cash flows may be adversely affected by technological developments.

METROCALL HOLDINGS, INC.

Our operations could be adversely impacted by any failure to obtain timely FCC approvals to renew, assign or transfer licenses necessary for our business.

      Our ability to operate and grow our business is predicated in substantial part on our ability to maintain FCC licenses. The licenses used in our business are issued by the FCC for terms of 10 years, although most renewal requests are routinely granted. We are also required to obtain FCC approval before we acquire radio licenses held by other companies, as well as transfers of controlling interests of third parties that hold radio licenses. Although we know of no reason to believe these applications would not be approved or granted based upon our experience to date, future renewal, assignment, transfer, major modification or new applications we file may not be approved or acted upon in a timely manner by the FCC. The FCC also has the authority to restrict the operation of licensed radio facilities or to revoke or modify such licenses. The FCC may adopt changes to its licensing and operating rules at any time and may impose fines for violations of its rules that could make it more difficult and costly for us to operate our business.

Changes in the regulations that govern our business might increase competition or make it more difficult or costly to operate our business or comply with its changes.

      The FCC has broad authority to propose and enforce regulations that could adversely affect our business. For example, periodic FCC auctions of new wireless licenses, or future FCC regulations which may make new spectrum available for wireless services, may increase competition by allowing more providers to enter the wireless market at relatively modest costs. In January 2004, the FCC also established new spectrum lease rules, which will provide companies greater flexibility to lease airtime from FCC licensee holders and increase the level of competition to which we are subject. Other initiatives currently being considered, such as rules for “smart” radio receivers or new means of calculating acceptable levels of interference, if adopted, could increase unlicensed wireless operations and competition in the market.

      Although Congress has generally limited the rights of states to regulate market entry and the rates charged by commercial mobile radio service, or CMRS providers like us, the states retain the ability to regulate “other terms and conditions” of CMRS services. We therefore remain subject to state consumer protection, “health and safety” and similar laws, as well as local zoning ordinances affecting our tower sites. Additionally, state public utility commissions have the authority to approve our interconnection agreements with local telephone carriers.

      These changes and any other changes to the laws, rules and regulations to which we are subject may result in further competition in the already highly competitive wireless messaging industry and make it more difficult or costly to operate our business.

Our ability to maintain satisfactory relationships with our subscribers and deliver quality one-way and two-way messaging services could be compromised if satellite failures occur.

      Our ability to maintain and grow our subscriber base is dependent in large part on our ability to provide quality uninterrupted one-way and two-way messaging capability to our subscribers. We transmit a majority of our messaging traffic through our satellite facility in Stockton, California. Excluding messaging traffic generated by the operating assets of WebLink that we acquired in November 2003, our satellite uplink facility in Stockton controls approximately 85% of the satellite controlled transmitters, while a third party uplink facility in Raleigh, NC, controls approximately 15% of such transmitters. WebLink’s traffic is controlled by ITC Deltacom, a third party satellite vendor in Atlanta, Georgia.

      The failure or disruption of transmissions by the Stockton facility or any of the other satellites and other facilities that transmit our messaging traffic could disrupt our one-way and two-way messaging services and adversely affect our ability to retain or gain more subscribers and sustain or increase revenues.

METROCALL HOLDINGS, INC.

Our inability to maintain cost reductions in the future to reflect reduced revenues and subscribers could adversely impact our results of operations.

      Our reorganization plan, upon which we premised our exit from Chapter 11 proceedings in October 2002, was predicated on refining our operating structure to reduce the costs required to operate our business. Since emerging from Chapter 11, we have significantly reduced our operating expenses and we continue to review our technical infrastructure costs; inventory fulfillment and customer service provisioning; selling and marketing and general and administration functions for additional cost savings. However, in light of the fixed technological and maintenance costs, customer service requirements and basic general and administrative costs needed to run a public nationwide provider of paging and advanced messaging services, we will not be able to continue the amount of cost reductions recognized in our business at the same levels that we experienced in 2002 and 2003 and if revenue continues to erode at current levels as we expect, our operating results will be adversely impacted.

We face challenges in integrating WebLink’s assets and, as a result, may not realize any or all of the expected benefits of the acquisition.

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

      Our existing operations and our ability to achieve our goals to maximize free cash flows are dependent to a significant extent upon the efforts and abilities of certain key individuals, including our President and Chief Executive Officer, Vincent D. Kelly. Mr. Kelly has substantial expertise and experience in the wireless messaging industry, knows the intricacies of our business operations and is responsible for the development and implementation of our current business strategy. We have an employment contract with Mr. Kelly, which includes a two-year non-compete for a termination of employment for any reason. We do not carry “key man” life insurance on any senior executive. If we are unable to retain Mr. Kelly or lose his services, it is unlikely we could find someone to replace him that would have the same degree of expertise, experience, knowledge and insight into the industry and the business operations. Even if we are able to identify a suitable replacement, our business would be impaired from the disruption associated with changes in management.

Our Charter and Bylaws Contain Provisions that May Prevent Transactions that Could Be Beneficial to Stockholders

      Restrictions in our charter, bylaws and under Delaware law could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

      Our charter and bylaws restrict certain actions by our stockholders. For example:

•	Our stockholders can act at a duly called annual or special meeting, but they may not act by written consent unless such consent is unanimous;

METROCALL HOLDINGS, INC.

•	Special meetings can only be called by the chairman, a majority of the directors in office or not less than 35% of the votes generally on all matters that may be brought to Metrocall’s stockholders including the election of directors; and

•	Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting.

      In addition, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware. Section 203 provides that a stockholder acquiring more than 15% of the outstanding voting stock of a corporation subject to the statute (referred to as an Interested Stockholder) but less than 85% of such stock may not engage in certain business combinations (as defined in Section 203) with the corporation for a period of three years subsequent to the date on which the stockholder became an Interested Stockholder unless (i) prior to such time the corporation’s Board of Directors approved either the business combination or the transaction in which the stockholder became an Interested Stockholder or (ii) the business combination is approved by the corporation’s Board of Directors and is authorized by a vote of at least 66 2/3% of the outstanding voting stock of the corporation not owned by the Interested Stockholder.

Our Charter authorizes issuance by our Board of Directors of preferred stock, which could decrease the amount of earnings and assets available for distribution to common stockholders and adversely affect voting rights.

      Our Board of Directors is authorized to issue from time to time and without further stockholder action, one or more series of preferred stock, and to fix the relative rights and preferences of the shares. The terms of any preferred stock we issue could reduce the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Moreover, the issuance of preferred stock may make it more difficult or may discourage another party from acquiring voting control of us, even if such an acquisition would be beneficial to our common stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 4.	CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in the reports that we file with the SEC. In the second quarter of 2004 there have been no changes in our internal controls or in other factors that could materially affect those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      We are subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations.

      In addition, a purported shareholder class action complaint was filed on June 29, 2004, in the Court of the Chancery of the State of Delaware, New Castle County, by a Metrocall shareholder naming Metrocall and members of its board of directors, together with Arch and USA Mobility, as defendants, and seeking compensatory relief in addition to seeking to enjoin Metrocall’s proposed merger with Arch. The complaint alleges that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger. In addition, the complaint asserts that Arch and USA Mobility aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. Metrocall believes that the complaint is wholly without merit and intends to vigorously contest the action.

      On July 28, 2004, a purported shareholder class action complaint similar to the suit by a Metrocall stockholder filed on June 29, 2004, was filed by another Metrocall stockholder, also in the Court of Chancery of the State of Delaware, New Castle County, naming Metrocall and members of its board of directors, together with Arch and USA Mobility, as defendants, and seeking compensatory relief in addition to seeking to enjoin Metrocall’s proposed merger with Arch. Metrocall believes that this complaint is also wholly without merit and intends to vigorously contest this action.

ITEM 2.	CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Exhibit Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President. †
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer. †
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). †

(†)	Filed herewith.

(b) Reports Required by Item 601 of Regulation S-K.

(c) Reports on Form 8-K

      Form 8-K dated May 5, 2004 and filed on May 6, 2004, reporting a press release announcing that Metrocall and Arch had received second requests, dated May 5, 2004, from the U.S. Department of Justice (DOJ) seeking additional information regarding their proposed merger.

      Form 8-K dated and filed on May 10, 2004, reporting a press release announcing Metrocall’s operating results for the three months ended March 31, 2004.

      Form 8-K dated and filed on May 14, 2004 reporting Arch Wireless, Inc’s historical financial statements and the pro forma financial information required in connection with Metrocall’s proposed merger with Arch.

      Form 8-K dated and filed on May 17, 2004 reporting a press release announcing Metrocall’s voluntary redemption of the approximate 600,000 remaining shares of its 15% cumulative series A preferred stock.

      Form 8-K dated and filed on May 25, 2004, reporting that Metrocall made a 425 filing of prepared text to be conveyed to Metrocall stockholders who have requested meetings with Metrocall management to discuss anticipated potential synergies arising from its proposed merger with Arch.

      Form 8-K dated and filed on June 2, 2004 reporting that Metrocall made a 425 filing of a presentation to be used in meetings with investors by Metrocall management to discuss its proposed merger with Arch.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	METROCALL HOLDINGS, INC.

By: /s/ GEORGE Z. MORATIS George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President†
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer †
32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002). †

(†)	Filed herewith.