Form 10-Q/A
period 2004-06-30
METROCALL HOLDINGS INC
filed 2004-08-20
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

      Metrocall Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2004 (the “Quarterly Report”), in its entirety, to reflect changes made to the data tables and footnote within Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 20 to reflect a reclassification of amounts between direct and indirect service, rent and maintenance revenues for the respective 2004 periods and related average revenue per unit statistics. No other changes to the information as originally filed with the Commission have been made. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and Metrocall Holdings, Inc. has not updated the disclosures to reflect any events that occurred at a later date.

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

      The following table sets forth the service, rent and maintenance revenues realized for each of our distribution channels:

	For the Three Months Ended June 30,
					For the Three
					Months Ended
	2004		2003		March 31, 2004

	Revenues	%	Revenues	%	Revenues	%

	($ in thousands)
Direct	$68,494	83%	$67,759	86%	$72,560	84%
Indirect	14,248	17%	11,194	14%	14,250	16%

Total	$82,742	100%	$78,953	100%	$86,810	100%

a) Indirect service, rent and maintenance revenues include $2,678 and $1,493 realized for non-paging revenue for the three months ended June 30, 2004 and 2003, respectively, and $2,077 for the three months ended March 31, 2004.

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

      The following table reflects the monthly ARPU associated with each of our distribution channels:

	For the Three
	Months
	Ended June 30,
			For the Three Months
	2004	2003	Ended March 31, 2004

Direct	$10.69	$10.25	$10.74
Indirect	$3.94	$3.05	$3.71
Consolidated	$8.57	$7.91	$8.44

(a)	ARPU is calculated by dividing the weighted average units in service for each distribution channel for the respective period into the service, rent and maintenance revenue (excluding revenues from PCS and cellular placements and revenues generated from the operations of GTES) and then dividing by three.

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

Date: August 20, 2004	METROCALL HOLDINGS, INC.

By: /s/ GEORGE Z. MORATIS George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President†
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer †
32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002). †

(†)	Filed herewith.