Form 10-Q
period 2004-09-30
METROCALL HOLDINGS INC
filed 2004-11-04
CIK 906525

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2      Yes ☒  No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court.     Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 3, 2004

Common Stock, $.01 par value	5,630,670

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (INTERIM CONDENSED CONSOLIDATED)

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

BALANCE SHEETS

(Unaudited)
(In thousands, except share and per share information)

	September 30,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,434	$35,602
Restricted cash	—	547
Accounts receivable, less allowance for doubtful accounts of $6,386 and $6,965 as of September 30, 2004 and December 31, 2003, respectively	23,516	27,262
Prepaid expenses and other current assets	3,075	11,431
Deferred tax assets, net of allowance	2,782	2,592

Total current assets	68,807	77,434

PROPERTY AND EQUIPMENT:
Land, buildings and leasehold improvements	2,634	2,082
Furniture, office equipment and vehicles	24,619	23,033
Paging and plant equipment	72,897	72,589
Less — Accumulated depreciation and amortization	(50,785)	(36,422)

Net property and equipment	49,365	61,282

INTANGIBLE ASSETS, net of accumulated amortization of $645 and $107 as of September 30, 2004 and December 31, 2003, respectively	2,129	1,746
DEFERRED TAX ASSETS, net of allowance	39,644	50,494
OTHER ASSETS	4,931	4,805

TOTAL ASSETS	$164,876	$195,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$70	$815
Current maturities of series A redeemable preferred	—	25,000
Accounts payable	8,290	9,900
Accrued expenses and other current liabilities	21,202	26,496
Deferred revenue and subscriber deposits	12,687	18,385

Total current liabilities	42,249	80,596
CAPITAL LEASE AND OTHER LONG-TERM DEBT, less current maturities	13	41
OTHER LONG-TERM LIABILITIES	3,943	3,492
SERIES A REDEEMABLE PREFERRED STOCK	—	18,351

Total liabilities	46,205	102,480
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 7,500,000 shares authorized; 5,630,670 shares and 5,461,160 shares issued and outstanding at September 30, 2004 and December 31, 2003 respectively	56	55
Additional paid-in capital	85,114	80,661
Unearned compensation	—	(458)
Retained earnings	33,501	13,023

Total stockholders’ equity	118,671	93,281

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,876	$195,761

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

INCOME STATEMENTS

(Unaudited)
(In thousands, except share and per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES:
Service, rent and maintenance revenues	$77,667	$75,459	$247,219	$237,260
Product sales	4,395	4,155	12,673	12,528

Total revenues	82,062	79,614	259,892	249,788
OPERATING EXPENSES:
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,433	1,212	3,716	3,143
Service, rent and maintenance (exclusive of depreciation and amortization shown separately below)	25,842	20,877	82,223	67,681
Selling and marketing	7,805	9,174	25,806	31,182
General and administrative (exclusive of stock-based and other compensation shown separately below)	25,756	21,825	76,117	71,110
Stock-based and other compensation	228	145	2,579	1,046
Restructuring expenses	—	521	—	6,247
Depreciation and amortization	7,534	6,432	24,747	29,114

Total operating expenses	68,598	60,186	215,188	209,523

Income from operations	13,464	19,428	44,704	40,265
INTEREST EXPENSE	(134)	(805)	(407)	(6,703)
INTEREST EXPENSE — DIVIDENDS AND ACCRETION OF SERIES A PREFERRED	—	(6,413)	(4,479)	(6,413)
INTEREST AND OTHER INCOME (EXPENSE), NET	(49)	97	(83)	329

INCOME BEFORE INCOME TAXES	13,281	12,307	39,735	27,478
INCOME TAX PROVISION	(7,527)	(6,725)	(19,257)	(12,537)

Net income	5,754	5,582	20,478	14,941
PREFERRED DIVIDENDS AND ACCRETION	—	—	—	(6,092)

Income available to common stockholders	$5,754	$5,582	$20,478	$8,849

Basic earnings per share available to common stockholders	$1.02	$1.13	$3.70	$1.78

Diluted earnings per share available to common stockholders	$0.99	$1.08	$3.53	$1.75

Basic weighted-average common shares outstanding	5,621,491	4,960,200	5,535,454	4,958,597

Diluted weighted-average common shares outstanding	5,840,178	5,161,502	5,795,659	5,054,987

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004
(Unaudited)
(In thousands, except share information.)

	Common Stock
			Additional
	Shares	Par	Paid-in	Unearned	Retained
	Outstanding	Value	Capital	Compensation	Earnings	Total

BALANCE, December 31, 2003	5,461,160	$55	$80,661	$(458)	$13,023	$93,281
Exercise of stock options/stock issuance	169,510	1	73	—	—	74
Tax benefit from exercise of stock options	—	—	3,209	—	—	3,209
Compensation related to stock option grants	—	—	1,171	—	—	1,171
Amortization of unearned compensation	—	—	—	458	—	458
Net income	—	—	—	—	20,478	20,478

BALANCE, September 30, 2004	5,630,670	$56	$85,114	$—	$33,501	$118,671

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,478	$14,941
Adjustments to reconcile net income to net cash provided by operating activities. Depreciation and amortization	24,747	29,114
Amortization of unearned compensation	458	908
Stock-based compensation	1,171	138
Accretion on issuance of PIK Notes	—	3,835
Interest expense — accretion of series A preferred	3,338	3,891
Interest expense — accretion of long-term liabilities	376	—
Loss on sale of land held by partnership	—	399
Deferred income tax provision	10,660	12,401
Cash provided by changes in assets and liabilities:
Restricted cash	547	5,857
Accounts receivable	3,615	6,946
Prepaid expenses and other current assets	8,356	2,227
Accounts payable	(1,610)	(1,655)
Tax benefit from exercise of stock options	3,209	—
Accrued expenses and other current liabilities	(6,828)	(2,239)
Deferred revenues and subscriber deposits	(5,699)	(2,698)
Other assets and long-term liabilities	(234)	436

Net cash provided by operating activities	62,584	74,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,307)	(5,914)

Net cash used in investing activities	(11,307)	(5,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(773)	(82,401)
Redemption of series A preferred	(46,746)	(20,000)
Proceeds from issuance of common stock	74	—

Net cash used in financing activities	(47,445)	(102,401)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,832	(33,814)
CASH AND CASH EQUIVALENTS, beginning of period	35,602	47,530

CASH AND CASH EQUIVALENTS, end of period	$39,434	$13,716

Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$—	$798

Cash payments for income taxes	$4,943	$715

Cash payments for series A preferred dividends (interest)	$1,141	$2,522

Supplemental disclosure of non-cash investing and financing items:
Preferred stock dividends and accretion	$—	$6,092

See notes to interim condensed consolidated financial statements.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.	Organization

      The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Metrocall Holdings, Inc. and our majority owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments except as noted below) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expenses, restructuring expenses, depreciation and amortization and income taxes. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We believe, however, that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K, as amended.

      On October 8, 2002, (the “Effective Date”), Metrocall, Inc. together with its licensing and operating subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 of the U.S. Bankruptcy Code pursuant to a Joint Plan of Reorganization (the “Plan”) that was confirmed by the U.S. Bankruptcy Court for the District of Delaware, (the “Bankruptcy Court”) by an order entered on September 26, 2002. On June 24, 2004, the Bankruptcy Court issued an order and final decree closing the Chapter 11 cases, which became effective June 30, 2004. Any common stock issued or reserved for issuance and cash held, pursuant to the Plan, was distributed.

2.	Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Metrocall Holdings, Inc. and its wholly-owned subsidiaries: Metrocall, Inc; Metrocall Ventures, Inc. (“Ventures”), Metrocall USA, Inc. (“MUSA”) (a non-operating wholly-owned subsidiary that holds certain regulatory licenses issued by the Federal Communications Commission (“FCC”) and other intellectual property), and USA Mobility, Inc., Wizards Acquiring Sub, Inc. and Patriots Acquiring Sub, Inc., wholly-owned subsidiaries formed to effect the merger of Metrocall Holdings, Inc. with Arch Wireless, Inc. (collectively the “Company” or “Metrocall”). Intercompany transactions have been eliminated in consolidation.

Revenue Recognition

      We recognize revenue under service, rental and maintenance agreements with customers as the related services are performed. We lease (as lessor) pagers and messaging devices under operating leases. A majority of these leases are on a month-to-month basis. Advance billings for services are deferred and recognized as revenue when earned. Sales of one-way paging and ancillary equipment are recognized upon delivery. Beginning July 1, 2003, we adopted the provisions of Emerging Issues Task Force (“EITF” ), Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).

      Under EITF 00-21, we concluded that revenues associated with two-way messaging device sales and the provision of related messaging services represented separable units of accounting. Accordingly, we began to recognize two-way service revenue over the period the service is performed and revenue from two-way device

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales upon delivery. Prior to its adoption, we had bundled the sale of two-way messaging devices with the related airtime or messaging service and recognized the revenue over the estimated customer relationship. The impact from the adoption of EITF 00-21 was not material.

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

Accounting for Redeemable Preferred Stock

      We applied the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”),to our financial statements beginning July 1, 2003. As a

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, our series A preferred, which was a mandatorily redeemable security, was classified as a liability in our December 31, 2003 balance sheet. In addition, dividends on and accretion of the series A preferred incurred after June 30, 2003 have been reflected as an element of interest expense and, thus, as a reduction to net income. Prior to the adoption of SFAS 150, we had reflected these items as a reduction after net income in the determination of income available to common stockholders. Please see Note 5 below.

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

      SFAS 109 requires that we evaluate the recoverability of our deferred tax assets on an ongoing basis. This evaluation should consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, it is more likely than not that some portion or all of our net deferred tax assets will not be realized in future periods. At September 30, 2004, total deferred tax assets were recorded net of a valuation allowance of $28.5 million on the accompanying balance sheet.

      Our tax provision for the nine months ended September 30, 2004 was based on our estimated annual effective tax rate for fiscal year 2004. For purposes of determining our income tax provision and the estimated annual effective tax rate, interest expense related to accretion and dividends on series A preferred stock and certain expenses incurred relating to our pending merger with Arch Wireless, Inc. (“Arch”), which are not deductible for tax purposes, were excluded from our taxable income computation, which had the impact of increasing our estimated effective annual income tax rate.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Income available to common stockholders, as reported	$5,754	$5,582	$20,478	$8,849

Denominator:
Denominator for basic earnings per share	5,621,491	4,960,200	5,535,454	4,958,597
Effect of dilutive securities:
Employee stock options and warrants	218,687	201,302	260,205	96,390

Denominator for dilutive earnings per share – adjusted weighted shares	5,840,178	5,161,502	5,795,659	5,054,987

Basic earnings per common share	$1.02	$1.13	$3.70	$1.78

Diluted earnings per common share	$0.99	$1.08	$3.53	$1.75

Segment Reporting

      Metrocall operates in one reportable segment.

Reclassifications

      Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

3.	Formation and Investment in GTES, LLC

      On February 11, 2004, our wholly-owned subsidiary, Ventures, entered into an agreement with Glenayre Electronics, Inc., a subsidiary of Glenayre Technologies, Inc. to form GTES, LLC (“GTES”). GTES offers product sales, maintenance services, software development and product development to the wireless industry as an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc.

      Pursuant to the terms of the agreement, Ventures contributed cash of $2.0 million in exchange for a 51% fully diluted ownership interest in GTES. As a result of our majority ownership interest, we have consolidated GTES into our financial statements from February 11, 2004, the date of our investment. We have a commitment to fund annual cash flow deficits, if any, of GTES of up to $1.5 million during the initial three year period following the investment date. Funds may be provided by Ventures to GTES in the form of capital contributions or loans.

4.	Acquisition of Assets

      On November 18, 2003, we acquired the majority of the operating assets and assumed certain liabilities of WebLink Wireless, Inc. (“WebLink”) and certain of its subsidiaries. The asset acquisition was accounted for as a purchase for financial reporting purposes pursuant to SFAS 141, Business Combinations. The results of WebLink’s operations have been included in our financial statements since that date. In addition, Metrocall acquired certain spectrum usage rights granted under FCC licenses held by WebLink on June 15, 2004, following the FCC’s approval of the transfer of such licenses to Metrocall on June 14, 2004. Metrocall issued

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants that gave to WebLink the ability to purchase up to 125,000 additional shares of Metrocall common stock at $40 per share (the “Warrants”). Of the Warrants, 25,000 vested on the closing date and the remaining 100,000 shares vested upon the transfer of the licenses to Metrocall. The purchase price for the assets acquired was approximately $42.8 million, which was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as of November 18, 2003.

      The purchase price allocation may be subject to adjustment for changes in estimates related to costs incurred to close and exit duplicate facilities, and to settle pending legal and other contingencies. The resolution of these matters is not expected to have a material impact on our financial condition or results of future operations. In connection with the transaction, we expect to incur $9.7 million in restructuring costs primarily as a result of severance and relocation of workforce and the elimination of duplicate facilities that we acquired. We recognized such costs as a liability assumed as of the acquisition date. These restructuring costs consisted of $4.9 million of employee termination and other benefits for approximately 280 employees expected to be paid in 2004; $0.4 million related to the closure of facilities, $1.6 million of long-term asset retirement obligations and $2.8 million of other current liabilities. Of this liability, $1.2 million of these costs had been paid between the acquisition date and December 31, 2003. An additional $0.2 million and $4.9 million was paid in the three and nine months ended September 30, 2004, respectively, primarily as a result of severance obligations incurred from the release of approximately 254 employees. As of September 30, 2004, our remaining restructuring obligation was approximately $2.0 million. We expect to pay out the remaining liability in 2004, except for long-term asset retirement obligations of approximately $1.6 million, which are expected to be paid out over the next nine years.

5.	Series A Redeemable Preferred Stock

      At December 31, 2003 and September 30, 2004, our authorized preferred stock consisted of 8.5 million shares of 15% cumulative Series A Preferred Stock, par value $0.01 per share (series A preferred). As of December 31, 2003, 4,196,187 shares of the series A preferred were outstanding. We completed the redemption of the outstanding shares of our preferred stock in 2004 by redeeming approximately 1.8 million shares on January 6, 2004, approximately 1.8 million shares on March 31, 2004, and approximately 0.6 million shares on May 17, 2004 with a total aggregate liquidation value of approximately $46.7 million.

      From their issuance date through September 30, 2003, dividends on the series A preferred accrued at a rate of 15% per annum compounded quarterly (but did not become payable) and increased the initial liquidation preference from $10 per share on their issuance date on October 7, 2002 to approximately $11.13 per share as of June 30, 2003. Following the June 30, 2003 final repayment of the senior secured promissory and senior subordinated PIK promissory notes issued in connection with the Plan, dividends that accrued subsequent to that date became payable in cash on the last day of each fiscal quarter end. We paid cash dividends of approximately $1.0 million and $130,000 on March 31, 2004 and May 17, 2004, respectively.

      Beginning July 1, 2003, we adopted the provisions of SFAS 150, because our series A preferred stock was mandatorily redeemable. SFAS 150 requires that the series A preferred be classified as a liability on the accompanying balance sheet. In addition, subsequent to June 30, 2003, we recorded dividends and accretion expenses on the series A preferred as a component of interest expense in the determination of net income for the period. Prior to July 1, 2003, dividends and accretion expenses had been excluded from the determination of net income and reflected as a reduction to net income in the determination of income available to common stockholders. As provided in SFAS 150, amounts in prior periods (periods ending prior to July 1, 2003) were not re-classified.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Dividends and accretion on series A preferred for the three months and nine months ended September 30, 2004 and September 30, 2003 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004		2003

Interest expense — dividends and accretion of series A preferred:
Dividends paid	$—	$2,522		$1,141	$2,522
Accretion expense	—	710		269	710
Accretion expense of unamortized discount of shares redeemed	—	3,181		3,069	3,181

	$—	$6,413		$4,479	$6,413

Preferred dividends and accretion:
Accrued dividends	$—	$—	$		$4,703
Accretion expense	—	—		—	1,389

	$—	—	$		$6,092

6.	Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of (in thousands):

	September 30,	December 31,
	2004	2003

Accrued payroll and payroll taxes	$6,850	$8,174
Accrued acquisition restructuring	540	4,674
Accrued state and local taxes	12,173	12,689
Accrued insurance claims	994	702
Accrued income taxes	602	150
Other	43	107

Total	$21,202	$26,496

7.	Common Stock

      At December 31, 2003, our authorized common stock consisted of 7.5 million shares, par value $0.01 per share. At December 31, 2003 and September 30, 2004, there were 5,461,160 and 5,630,670 shares of common stock outstanding, respectively.

8.	Employee Stock Option Plan

      In May 2003, we adopted our 2003 Stock Option Plan. On May 7, 2003, we granted nonqualified options for the purchase of up to 350,000 shares of common stock to certain employees at an exercise price of $0.566 per share that expire on May 7, 2015. Of the options granted on May 7, 2003, options to purchase 3,000 shares and 4,875 shares were forfeited during 2003 and the nine months ended September 30, 2004, respectively, and 131,125 were exercised during the nine months ended September 30, 2004. Of the remaining unexercised options 42,000 have vested and 169,000 vest on May 7, 2005. On September 25, 2003, the Board of Directors approved grants of 10,000 options to each of the six non-employee directors of Metrocall. The additional 60,000 options were granted at an exercise price of $0.566 per share. Each of the grants of 10,000 options shall become vested and exercisable if the non-employee director is re-elected as a

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director of Metrocall upon the expiration of his applicable current term as a director (either at the 2004 annual meeting of stockholders for four of the non-employee directors, or at the 2005 annual meeting of stockholders for two of the non-employee directors). If our pending merger with Arch occurs (see Note 11), the options issued to the non-employee directors of Metrocall will immediately vest and become exercisable. These options expire in 2013. We accounted for these grants using the method of accounting prescribed by SFAS 123 and recognize stock-based compensation expense for the grant equaling its fair value over the vesting period of each option grant.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. In computing these amounts, we assumed risk-free interest rates for the 350,000 and 60,000 shares of 1.37% and 1.47%, respectively, an expected life and vesting periods as noted above, an expected dividend yield of zero and an expected volatility of 62.12% and 60.61%, respectively. The weighted average fair value per share (computed consistent with SFAS 123) of options granted in May and September 2003 was $1.48 and $28.84, respectively. The total expense for the option grants over the total vesting period will be approximately $2.2 million of which stock-based and other compensation expense of approximately $0.1 million and $1.2 million was recognized in the three and nine-month periods ended September 30, 2004, respectively.

9.	2003 Restructuring

      In February 2003, our Board of Directors approved a plan that would enable us to reorganize our corporate management and sales distribution function and to further centralize our national call center services and inventory fulfillment processes. Management believed that these measures were necessary to maximize net cash provided by operating activities.

      This cost reduction plan was implemented during the three months ended June 30, 2003. We reduced our workforce by a total of 203 positions. Severance expenses of approximately $5.7 million were recognized during the three months ended June 30, 2003. All amounts expensed under this cost reduction plan in 2003 were paid out during 2003. Many of the eliminated positions were in conjunction with initiatives described below.

      Such reduction initiatives included:

      Reorganization of corporate management — 14 senior corporate management positions were eliminated under the plan, all of which occurred by June 30, 2003.

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

      Centralization of national call centers and inventory fulfillment — In March 2003 under the plan, we consolidated our national call center and credit and collection efforts into one existing location in Pensacola, Florida. These functions had been performed in two separate locations in Alexandria, Virginia and Pensacola, Florida. The consolidation enabled us to reduce the number of staff and management positions.

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

      We are subject to certain legal and regulatory actions in the normal course of business. In the opinion of management, the outcome of such actions will not have a material adverse effect on our financial position or the results of our operations.

      In connection with our proposed merger with Arch (see Note 11), two purported shareholder class action suits were filed by Metrocall shareholders against Metrocall, USA Mobility, Inc., (“USA Mobility”) Arch and the Metrocall Board of Directors seeking to obtain compensatory relief and to enjoin the merger. On October 21, 2004, the parties to the two lawsuits entered into a memorandum of understanding setting forth the parties’ agreement in principle to settle the lawsuits. The parties to the lawsuits have agreed to use good faith efforts to agree upon and execute as soon as practicable a stipulation of settlement of all the claims asserted in the two purported class action complaints. The settlement is subject to the approval of the Court and would result in the dismissal of the lawsuits with prejudice. If the merger is not completed or if the Court does not approve the settlement, the settlement will be null and void. Under the terms of the proposed settlement, Metrocall and Arch agreed to make additional disclosures that were set forth in a supplement first mailed to the stockholders of Metrocall and Arch on or about October 22, 2004, to the joint proxy statement/ prospectus dated October 6, 2004, and to use their commercially reasonable best efforts to issue on or before noon on November 5, 2004, press releases, which would be filed as an exhibit to their respective current reports on Form 8-K, announcing their respective operating results for the fiscal quarter ended September 30, 2004, or to file on or before that time their respective Quarterly Reports on Form 10-Q for the quarter ended September 30, 2004, reporting their respective operating results for that quarter. If the parties to the lawsuits obtain final approval of the settlement from the Court and dismissal of the actions by the Court, with prejudice, in accordance with the contemplated stipulation of settlement, plaintiffs’ counsel of record in the actions will apply to the Court for an award of attorneys’ fees and expenses not to exceed $275,000, and defendants will not oppose such application. The memorandum of understanding also provides for the plaintiffs to conduct confirmatory discovery. The cost of providing notice of the settlement to stockholders and any attorneys’ fees and expenses awarded by the Court will be paid solely by Metrocall and Arch.

11.	Proposed Merger with Arch Wireless, Inc.

      On March 29, 2004, we entered into a merger agreement with Arch. The merger is conditioned on, among other things, receiving shareholder and regulatory approvals. The merger agreement contemplates that after the merger, Metrocall and Arch will be wholly owned subsidiaries of a recently formed Delaware corporation, named USA Mobility, Inc. Metrocall and Arch have received legal opinions that the merger will constitute a tax-free transaction to the extent that stockholders receive stock rather than cash in the merger. Both Metrocall and Arch have scheduled stockholder meetings on November 8, 2004, to approve the merger.

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

METROCALL HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The above actions will necessitate borrowings of up to $140.0 million of debt proceeds, depending on the available cash on hand of Metrocall and Arch at the time of the closing of the merger, to fund the cash election component of the merger consideration, and authorization of additional common shares of USA Mobility before the merger takes place. On October 11, 2004, we entered into a commitment letter with UBS Loan Finance, LLC, and UBS Securities, LLC, which provides for a senior secured term loan facility of up to $140 million for Metrocall, Inc., and Arch Wireless Operating Company, Inc. We intend to complete the financing arrangements concurrent with the merger with Arch.

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

      The proposed merger with Arch is subject to review by the FCC and by the Antitrust Division of the Department of Justice (“DOJ”). Arch and Metrocall have applied for all of the necessary consents and made the required notifications to the FCC and the DOJ. On May 5, 2004, the DOJ requested additional information from both Metrocall and Arch. On July 26, 2004, Metrocall filed its responses with the DOJ and Arch filed its responses with the DOJ on August 3, 2004. We are continuing to cooperate with the FCC and DOJ as they review the merger. The DOJ advised us in October 2004, that their review was continuing and would not be completed until sometime during early November 2004. The timing and outcome of the FCC and DOJ reviews and the impact on the merger are uncertain.

      In connection with our proposed merger with Arch, we have received written notice from Metrocall stockholders claiming to hold in the aggregate approximately 12.2% of the fully-diluted common stock of Metrocall of their intent to exercise their right under Delaware law to seek appraisal of their shares of Metrocall common stock. If the merger with Arch is completed, any stockholder of Metrocall that properly perfects its right to seek appraisal of its shares of Metrocall common stock under Delaware law would be entitled to be paid in cash by Metrocall the “fair value” of their shares, as determined in a court proceeding in the Delaware Court of Chancery, which could be more than the value of the consideration offered to Metrocall shareholders in the merger. The payment of such amounts in cash and any requirement for Metrocall or USA Mobility, as the parent company of Metrocall following the merger with Arch, to obtain additional financing beyond the $140 million currently contemplated in connection with the merger could materially adversely affect the cash flows and results of operations of Metrocall and USA Mobility.

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

      Other matters set forth in this Report on Form 10-Q may also cause actual results to differ materially from those described in the forward-looking statements. Metrocall undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This Report on Form 10-Q does not address the potential consequences of the Arch merger. Those consequences, together with other material relevant to the merger, are disclosed in a joint proxy statement/ prospectus and supplement that were mailed to our holders of Common Stock on October 8, 2004, and October 22, 2004, respectively. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

Overview

      We are a leading provider of local, regional and national one-way or “traditional” paging and two-way or “advanced wireless data and messaging” services. Metrocall currently provides messaging services to approximately 2.8 million subscribers, including 0.3 million advanced messaging subscribers.

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

      In the merger:

•	Metrocall common stockholders will exchange two million of their shares for cash at $75 per share of Metrocall common stock and will exchange their remaining shares for USA Mobility common stock at the rate of 1.876 shares of USA Mobility common stock per share of Metrocall common stock;

•	Arch common stockholders will exchange all of their shares for USA Mobility common stock at the rate of one share of USA Mobility common stock per share of Arch common stock;

•	Holders of unexercised options and warrants for shares of Metrocall common stock will receive options and warrants for 1.876 shares of USA Mobility common stock per share of Metrocall common stock to which they were entitled at an exercise price equal to the exercise price per share of Metrocall common stock divided by 1.876; and

•	All options for shares of Arch common stock will vest and holders of unexercised options for shares of Arch common stock will receive options for an equal number of shares of USA Mobility common stock at the same exercise price.

      Immediately after the completion of the merger and as a result of the foregoing exchanges:

•	Metrocall and Arch will become wholly-owned subsidiaries of USA Mobility;

•	Former Metrocall stockholders and holders of warrants and vested and unvested options for Metrocall common stock will hold USA Mobility common stock, warrants and options equivalent to approximately 27.5% of the outstanding shares of USA Mobility common stock on a fully diluted basis;

•	Former Arch stockholders and holders of options on Arch common stock will hold USA Mobility common stock and options equivalent to approximately 72.5% of the outstanding shares of USA Mobility common stock on a fully diluted basis;

•	USA Mobility and its subsidiaries will incur as much as $140 million of indebtedness, depending on the available cash on hand of Metrocall and Arch at the time of the closing of the merger, to pay the cash consideration to the Metrocall stockholders and fees and expenses related to the merger.

      The merger will constitute a tax-free transaction to the extent that shareholders receive stock rather than cash in the merger. Metrocall and Arch have received opinions from each of Schulte Roth & Zabel LLP and Latham & Watkins LLP, respectively, dated October 5, 2004, that the merger will constitute a tax-free transaction to the extent that common stockholders of each company receive stock rather than cash in the merger.

      We have applied to list the shares of USA Mobility common stock on the NASDAQ National Market under the symbol “USMO”, and have agreed with Arch to use our reasonable best efforts to obtain such listing. In addition, we have agreed with Arch to cooperate with each other and to use our reasonable best efforts to take all actions and do all things necessary to complete the merger, including obtaining all necessary consents and required approvals and obtaining financing to pay the cash consideration to Metrocall stockholders. If Metrocall and Arch are able to obtain regulatory consents and approvals and the requisite financing in a timely manner, we expect to complete the merger in the fourth quarter of 2004.

      Following completion of the merger, Vincent D. Kelly, our President and Chief Executive Officer, will serve as President and Chief Executive Officer as well as a member of the Board of Directors of USA Mobility. Royce Yudkoff, the Chairman of our Board of Directors, will serve as the Chairman of the Board of Directors of USA Mobility. The Board of Directors of USA Mobility will be comprised of nine individuals: Messrs. Gallopo, Kelly, O’Reilly and Yudkoff from the Metrocall board of directors, four Arch designees selected from the Arch board of directors, and David C. Abrams, a representative of Abrams Capital, a major shareholder of Arch. Under U.S. antitrust laws, Metrocall and Arch may not complete the merger until we have notified the Antitrust Division of the Department of Justice and the Federal Trade Commission of the merger and until a statutory required waiting period has ended. We have filed the required information and materials to notify the Department of Justice and the Federal Trade Commission of the merger, and as a result of interagency agreements between them, the Department of Justice is reviewing our filings. On May 5,

2004, the Department of Justice made a request for additional information and documentary material, thereby extending the statutory pre-merger waiting period until 30 days after Metrocall and Arch “substantially comply” with this request, unless the waiting period is terminated earlier or extended with the consent of Metrocall and Arch. Metrocall and Arch filed their responses to the second request on July 26, 2004, and August 3, 2004, respectively, and are continuing to cooperate with the DOJ during the review period. The DOJ advised Metrocall and Arch in September 2004 and October 2004 that its review was continuing and would not be completed until sometime in early November 2004.

      To complete the merger, Metrocall and Arch must also obtain the approval of the FCC. Metrocall and Arch have filed the necessary applications with the FCC, and the FCC is reviewing those applications.

      USA Mobility’s registration statement on Form S-4, filed with the SEC, was declared effective on October 6, 2004, and the joint proxy statement conforming to the form thereof filed as part of the registration statement was first mailed to stockholders of Metrocall and Arch on October 8, 2004. Subsequently, Metrocall and Arch supplemented the joint proxy statement/ prospectus that was mailed to stockholders of Metrocall and Arch on/or about October 22, 2004.

      In connection with our proposed merger with Arch, we have received written notice from Metrocall stockholders claiming to hold in the aggregate approximately 12.2% of the fully-diluted common stock of Metrocall of their intent to exercise their right under Delaware law to seek appraisal of their shares of Metrocall common stock. If the merger with Arch is completed, any stockholder of Metrocall that properly perfects its right to seek appraisal of its shares of Metrocall common stock under Delaware law would be entitled to be paid in cash by Metrocall the “fair value” of their shares, as determined in a court proceeding in the Delaware Court of Chancery, which could be more than the value of the consideration offered to Metrocall shareholders in the merger. The payment of such amounts in cash and any requirement for Metrocall or USA Mobility, as the parent company of Metrocall following the merger with Arch, to obtain additional financing beyond the $140 million currently contemplated in connection with the merger could materially adversely affect the cash flows and results of operations of Metrocall and USA Mobility.

      You are urged to read the joint proxy statement/ prospectus, the supplement thereto, and other relevant documents filed with the SEC because they will contain important information regarding Metrocall, Arch, USA Mobility, and the proposed merger. You will be able to obtain these documents free of charge at the Securities and Exchange Commission’s website at www.sec.gov. In addition, documents filed with the SEC by us, Arch and USA Mobility with respect to the proposed merger may be obtained free of charge by contacting us at Metrocall Holdings, Inc., 6677 Richmond Highway, Alexandria, Virginia 22306, Attention: Investor Relations, telephone (703) 660-6677.

      Metrocall has incurred and continues to incur legal and other third party costs related to merger related activities including preparation of regulatory responses and shareholders solicitations. These costs of $3.1 million and $7.2 million for the three and nine months ended September 30, 2004, respectively, have been expensed as general and administrative expenses in the accompanying income statements.

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

      Sales of New Products and Services  — With the WebLink Acquired Assets, we obtained the physical narrowband PCS network and infrastructure through which we provide our advanced messaging services. Prior to the acquisition, we had a strategic alliance agreement with WebLink to resell on this network. For the three and nine months ended September 30, 2004, we generated revenues of approximately $17.4 million and $56.5 million from these services. As of September 30, 2004, approximately 313,000 subscribers received these services. We continue marketing our advanced messaging services and continue to provide wholesale carrier services and telemetry services that WebLink had offered to its customers. Although we have seen demand for these services decrease during 2004 from 2003 levels, we will continue to directly target business and government customers and to provide separate support to the wholesale carriers that have use of the network.

      We continue to sell PCS phones to subscribers that require wireless messaging beyond the capabilities of traditional paging. Metrocall currently sells cellular and PCS phone services through alliance and dealer agreements with several carriers including Nextel and AT&T Wireless. We believe these offerings assist to partially offset revenue losses associated with subscriber erosion and enable us to continue to satisfy customer demands for a broader range of wireless products and services. In the three and nine month periods ended September 30, 2004, we recognized total revenues of approximately $1.6 million and $4.8 million, respectively, from these services.

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

      Through the third quarter of 2004, we have integrated a substantial portion of the operations acquired from WebLink into our operations. From these integration activities and other cost reduction initiatives, we have reduced quarterly operating expenses (including cost of products sold, service, rent and maintenance, selling and marketing and general administrative expenses) from what both we and WebLink had incurred in the aggregate on a quarterly basis prior to its acquisition. The quarterly reduction in these operating expenses, (excluding expenses that Metrocall had incurred related to the pending Arch merger and the operations of GTES) for the three months ended September 30, 2004 was approximately $11.2 million or 16.6% lower than the $67.6 million incurred by the companies had they been combined on a pro forma basis for the entire fourth quarter of 2003. Through the third quarter of 2004, Metrocall has been able to reduce its legacy operating expenses (excluding the WebLink incremental operating expenses) $41.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Results of Operations

      General — Our revenues primarily consist of fixed, periodic (usually monthly) fees that are generally not dependent on usage, charged to subscribers for paging and wireless messaging services. As long as a subscriber continues on our service, our operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or fixed costs. Revenues are generally dependent on the number of units in service and the monthly charge per unit. The number of units in service changes based upon the number of subscribers we add and the number of subscribers that may deactivate their service. Our business strategy focuses our sales and marketing efforts on customer profiles that provide greater revenue stability and higher margins mainly in our direct distribution channels. These profiles include larger corporate accounts, government, healthcare and emergency services. While we expect to continue efforts to both maintain and add subscribers, our operating structure has been reduced over the past thirty-six months mainly through reduction-in-force initiatives and other expense reductions related to focusing our operations around these customer profiles.

      Metrocall’s services are marketed through our direct and indirect sales force. We focus our selling efforts through our direct sales channel, which sells or leases devices to enterprise customers in business, healthcare, government and emergency services sectors. Our indirect sales force sells access to our networks to third parties, resellers, or other telecommunications carriers who then resell the messaging services to their customers. Our indirect channel, which we have de-emphasized in certain sectors, is characterized by lower ARPU and, in general, has experienced a higher disconnect rate than our direct channel.

      The following table sets forth units in service associated with our channels of distribution:

	At September 30,

	2004		2003

	Units	Percentage	Units	Percentage

	(units in thousands)
Direct	2,005	71%	2,106	70%
Indirect	809	29%	907	30%

Total	2,814	100%	3,013	100%

      The following table sets forth the service, rent and maintenance revenues realized for each of our distribution channels:

	For the Three Months Ended September 30,

	2004		2003

	Revenues	Percentage	Revenues	Percentage

	($ in thousands)
Direct(a)	$62,204	80%	$65,103	86%
Indirect	15,463	20%	10,356	14%

Total	$77,667	100%	$75,459	100%

(a)	Direct service, rent and maintenance revenues include $3,020 and $1,469 realized for non-paging revenue for the three months ended September 30, 2004 and 2003, respectively.

      The following table sets forth our net deactivations associated with our channels of distribution for the respective three-month periods stated.

	For the Three Months
	Ended September 30,

	2004	2003

	(units in thousands)
Direct	95	65
Indirect	94	54

Total	189	119

      Our consolidated monthly ARPU has increased to $8.55 for the three months ended September 30, 2004 from $8.13 for the three months ended September 30, 2003. This increase in monthly ARPU was primarily attributable to a greater number of our subscribers receiving advanced messaging services as a result of the advanced messaging subscriber units acquired from WebLink.

      The following table reflects the monthly ARPU associated with each of our distribution channels:

	For the Three Months Ended
	September 30,

	2004(a)	2003(a)

Direct	$10.10	$10.16
Indirect	$4.85	$3.30
Consolidated	$8.55	$8.13

(a)	ARPU is calculated by dividing the weighted average units in service for each distribution channel for the respective period into the service, rent and maintenance revenue (excluding revenues from PCS and cellular placements and revenues generated from the operations of GTES) and then dividing by three.

      Our total revenues which include the total of service, rent and maintenance revenues and product sales were $259.9 million and $249.8 million for the nine months ended September 30, 2004 and 2003, respectively.

The increase in our revenues from the first nine months of 2003 to the first nine months of 2004 of $10.1 million was comprised of revenues attributable to the operations acquired from WebLink of $48.3 million, the revenues realized by GTES, LLC of $3.0 million and a decrease attributable to the legacy operations of Metrocall of $41.2 million.

      Our total revenues on a sequential quarterly basis continue to decrease as the number of subscriber units using our paging and advanced messaging networks declines. During the three months ended September 30, 2004, our revenues decreased approximately $5.0 million or 5.7% to $82.1 million from total revenues of $87.1 million realized in the three months ended June 30, 2004. This decrease of 5.7% exceeded the revenue decrease we experienced of 4.0% or $3.6 million experienced from the three months ended March 31, 2004, compared to the three months ended June 30, 2004. We expect revenues to decrease on a quarterly basis in the future but can provide no assurance that the rate of decline we experience will not increase from the trends recently experienced.

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

      The total of our cost of products sold, service, rent and maintenance, selling and marketing and general and administrative expenses was $187.9 million and $173.1 million for the nine months ended September 30, 2004 and 2003, respectively. In 2004, the total of these expenses increased $14.8 million from 2003 levels. These expenses include $46.1 million of expenses incurred in the operations acquired from WebLink and $2.6 million related to the operations of GTES which were not included in the 2003 period and $7.2 million of general and administrative expenses incurred relating to the proposed merger with Arch and a reduction in Metrocall legacy expenses of $41.1 million.

     Discussion of the Selected Results of Operations Data for the Three Months Ended September 30, 2004 and 2003

      The following table sets forth the amounts of revenues, expenses and the percentages of total revenues represented by certain items in our Interim Condensed Consolidated Income Statement and certain other information for the three month periods ended September 30, 2004 and 2003 (all dollars in thousands):

	Three Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Revenues
Service, rent and maintenance	$77,667	94.6%	$75,459	94.8%
Product sales	4,395	5.4%	4,155	5.2%

Total revenues	82,062	100.0%	79,614	100.0%
Operating Expenses
Cost of products sold (exclusive of depreciation and amortization shown separately below)	1,434	1.7%	1,212	1.5%
Service, rent and maintenance (exclusive of depreciation and amortization show separately below)	25,842	31.5%	20,877	26.2%
Selling and marketing	7,804	9.5%	9,174	11.5%
General and administrative (exclusive of stock-based and other compensation shown separately below)	25,756	31.4%	21,825	27.4%
Stock-based and other compensation	229	0.3%	145	0.2%
Reorganization	—	0.0%	521	0.7%
Depreciation and amortization	7,533	9.2%	6,432	8.1%

Total operating expenses	68,598	83.6%	60,186	75.6%

Income/(loss) from operations	13,464	16.4%	19,428	24.4%
Interest expense	(134)	-0.2%	(805)	-1.0%
Interest expense — dividend and accretion	—	0.0%	(6,413)	-8.1%
Interest and other income/(expense), net	(49)	0.0%	97	0.1%

Income before income tax provision	13,281	16.2%	12,307	15.4%
Income tax provision	(7,527)	-9.2%	(6,725)	-8.4%

Net income	$5,754	7.0%	$5,582	7.0%

Consolidated Revenues

	Three Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Consolidated Revenues
Service, rent and maintenance	$77,667	94.6%	$75,459	94.8%
Product sales	$4,395	5.4%	4,155	5.2%

Total revenues	$82,062	100.0%	$79,614	100.0%
Non-paging service, rent and maintenance	$3,020	3.7%	$1,469	1.8%
ARPU	$8.55		$8.13
Ending subscribers in service	2,813,892		3,013,426
Average units in service	2,908,642		3,033,645

      Service, rent and maintenance revenues increased approximately $2.2 million to $77.7 million for the three months ended September 30, 2004 (“3Q04”), from $75.5 million for the three months ended September 30, 2003 (“3Q03”), as the number of units in service decreased to approximately 2.8 million at September 30, 2004 from 3.0 million at September 30, 2003. Service, rent and maintenance revenues for 3Q04 included $13.5 million and $1.4 million related to the WebLink Acquired Assets and the revenues realized from GTES operations in 3Q04. Excluding these revenues, our service, rent and maintenance revenues decreased $12.7 million from the 3Q03 period. The increase in ARPU reflects 1) an increase in advanced messaging as a percentage of revenue, and 2) a favorable shift in the mix of our total subscriber base from units in the indirect distribution channels to units in the direct distribution channels. Product sales revenues increased approximately $0.2 million to $4.4 million for 3Q04 from $4.2 million for 3Q03 primarily due to the WebLink acquisition.

      The following is a review of revenues based on service type (traditional or advanced messaging). All dollars in thousands except per unit information:

	Three Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Traditional Paging Revenues
Service, rent and maintenance	$60,534	73.7%	$61,760	77.6%
Product sales	4,166	5.1%	3,469	4.3%

Total revenues	$64,700	78.8%	$65,229	81.9%
Non-paging service, rent and maintenance	$3,020	4.7%	$1,469	2.3%
ARPU	$7.40		$7.06
Ending subscribers in service	2,501,336		2,832,022
Average units in service	2,589,323		2,848,214

      Our traditional service, rent and maintenance revenues include revenues generated from providing airtime and other paging services to our subscriber base and non-paging revenues generated from selling PCS services of other carriers and revenues generated from the operations of GTES. Traditional paging service, rent and maintenance revenues decreased approximately $1.3 million to $60.5 million for 3Q04 from $61.8 million for 3Q03. In 3Q04, our revenues included $7.5 million related to the WebLink Acquired Assets that were acquired in November 2003 and $1.4 million related to revenues generated from GTES, which was formed in February 2004. Neither of these operations were included in our consolidated operating results for 3Q03 and absent such acquisitions or investments, our traditional service revenues would have decreased $10.2 million compared to 3Q03.

      Our decrease in service, rent and maintenance revenues in 3Q04 was the result of a decrease in the number of subscribers receiving airtime services, which decreased approximately 0.3 million to 2.5 million subscribers. Of this net decrease, approximately 39% occurred in our direct distribution channels and 61% occurred in our indirect distribution channels. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services, rate compression caused by the decrease in demand and competitive industry pricing, and technological alternatives. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our focus on our direct channels of distribution. ARPU increased to $7.40 from $7.06 in 3Q03. This increase reflects the favorable shift in mix of our subscriber base from units in our indirect distribution channels to units in our direct distribution channels.

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

      Product sales from traditional paging increased approximately $0.7 million to $4.2 million in 3Q04 from $3.5 million in 3Q03 and increased as a percentage of total revenues to 5.1% in 3Q04 from 4.3% in 3Q03. In 3Q04, our product sales revenues included $0.4 million related to the operations of WebLink Acquired Assets. The results from these operations were not included in our consolidated operating results in 3Q03 and, absent such acquisition, our product sales revenues would have increased $0.3 million over 3Q03.

	Three Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Advanced Messaging Revenues
Service, rent and maintenance	$17,133	20.9%	$13,699	17.2%
Product sales	229	0.3%	686	0.9%

Total revenues	$17,362	21.2%	$14,385	18.1%

ARPU	$17.88		$24.63
Ending subscribers in service	312,556		181,404
Average units in service	319,319		185,432

      Our advanced messaging service, rent and maintenance revenues include revenue generated from providing advanced (two-way messaging) airtime and other services to our subscriber base. Advanced messaging service, rent and maintenance revenues increased $3.4 million to $17.1 million for 3Q04 from $13.7 million for 3Q03. The number of units receiving our two-way services increased approximately 131,000 from 3Q03. In 3Q04, our revenues included $6.0 million related to the WebLink Acquired Assets that were acquired in November 2003. As such, these operations were not included in our consolidated operating results for 3Q03 and, absent such acquisition, our advanced messaging service revenues would have decreased $2.6 million compared to 3Q03. ARPU for 3Q04 decreased $6.75 to $17.88 from $24.63 in 3Q03. The decrease in ARPU for 3Q04 was the result of the shift in distribution mix in the subscribers receiving advanced messaging services. Upon the acquisition of the WebLink Acquired Assets, the number of subscriber units receiving advanced messaging services increased in indirect distribution channels mainly in the former WebLink carrier services distribution channel which is characterized by lower ARPU than that in our direct distribution channel.

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

      Product sales from advanced messaging operations decreased approximately $0.5 million to $0.2 million in 3Q04 from $0.7 million in 3Q03, which resulted from the sale of fewer advanced messaging units.

Operating Expenses

      Cost of products sold. Cost of products sold increased to $1.4 million in 3Q04 from $1.2 million in 3Q03. As a percentage of total revenues, cost of products sold increased to 1.7% in 3Q04 from 1.5% in 3Q03. The increase in cost of products sold was primarily the result of a higher volume of devices sold during 3Q04 and a higher device unit cost.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $4.9 million to $25.8 million in 3Q04 from $20.9 million in 3Q03 and increased as a percentage of total revenues to 31.5% in 3Q04 from 26.2% in 3Q03. Service, rent and maintenance expense for 3Q04 included approximately $11.0 million related to the operations of the WebLink Acquired Assets and $0.2 million of expenses associated with the GTES. Neither of these operations was included in our consolidated operating results in the 3Q03 period and absent such acquisitions or investment, service, rent and maintenance expenses would have decreased $6.3 million.

      The reported increase of $4.9 million was a result of increases in the following functional expenses; transmitter and other technical rent expenses of $7.4 million, salaries and other compensation of $1.1 million, telephone line costs of $0.6 million and $0.5 million of other service, rent and maintenance expenses resulting mainly from the WebLink Asset Acquisition, partially offset by decreases in dispatching expenses of $4.1 million and pager refurbishment costs of $0.6 million. We expect service, rent and maintenance expenses will increase as a result of a full year’s impact of the operations of the WebLink Acquired Assets on our operating expenses, although decline on a quarterly basis throughout 2004 as the integration and rationalization of network infrastructure continues.

      Selling and Marketing. Selling and marketing expenses decreased approximately $1.4 million to $7.8 million in 3Q04 from $9.2 million in 3Q03 and decreased as a percentage of total revenues to 9.5% in 3Q04 from 11.5% in 3Q03. This decrease was primarily the result of the reductions in salaries and compensation related expenses of $1.3 million mainly due to fewer sales positions in the 3Q04 period compared to 3Q03 and the reduction in other expenses such as advertising of $0.1 million. Selling and marketing expense for 3Q04 included approximately $0.4 million related to compensation expenses associated with sales positions acquired in the WebLink Acquired Assets and $37,000 related to the operations of GTES. Excluding these costs, the decrease in these expenses was $1.8 million. We expect that selling and marketing expenses will remain relatively consistent in the fourth quarter of 2004 as compared to 3Q04.

      General and administrative expenses. General and administrative expenses increased approximately $4.0 million to $25.8 million in 3Q04 from $21.8 in 3Q03 and increased as a percentage of total revenues to 31.4% in 3Q04 from 27.4% in 3Q03. The increase in general and administrative expenses was the result of $3.1 million incurred in connection with the proposed Arch merger for legal, advisory fees and other expenses, $2.5 million of expenses incurred in operating the WebLink Acquired Assets and $0.5 million related to the operations of GTES. Absent these items, general and administrative costs decreased by $2.1 million. We expect that general and administrative expenses in the fourth quarter of 2004, excluding merger related expenses, to decrease from 3Q04 levels.

      Stock-based and other compensation expense. Stock-based and other compensation expenses consist primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors. Stock based and other compensation was $0.2 million for 3Q04, compared to $0.1 million in 3Q03. This expense was due to the recognition of $0.1 million of compensation expense associated with the options granted to certain members of management and our board of directors and higher severance expense of approximately $0.1 million during 3Q04

      Depreciation and amortization expenses increased $1.1 million to $7.5 million in 3Q04 from $6.4 million in 3Q03. Such expenses for 3Q04 consisted of depreciation for infrastructure and subscriber equipment of $7.3 million and the amortization of intangible assets of $0.2 million. The increase in expenses in 3Q04 was related to depreciation of the acquired WebLink assets.

      Interest expenses decreased $0.7 million to $0.1 million in 3Q04 from $0.8 million in 3Q03. The decrease was primarily due to the decline in interest and accretion related to the senior subordinated PIK Notes that were repaid in 2003 and accretion and dividends on preferred stock fully redeemed by May 17, 2004

      Interest expenses — dividends and accretion of series A preferred decreased $6.4 million in 2004 as the series A preferred stock was retired in 2Q04. Such expenses consisted of dividends paid on September 30, 2003, of $2.5 million and accretion relating to the amortization of the discount on series A preferred of $3.9 million pursuant to the provisions of SFAS 150. For 2003 and prior to the adoption of SFAS 150, we had recognized dividend and accretion of the series A preferred as a reduction from net income in the computation of income available to common stockholders.

      Income tax provision. Income tax provision increased $0.8 million to $7.5 million in 3Q04 from $6.7 million in 3Q03. The tax provision for 3Q04 was based on our estimated annual effective tax rate for fiscal year 2004. For purposes of determining our income tax provision and the estimated annual effective tax rate, interest expense related to accretion and dividends on series A preferred stock and certain expenses related to the Arch merger, which are not deductible for tax purposes, were excluded from our taxable income computation, which had the impact of increasing our effective income tax rate.

Discussion of the Selected Results of Operations Data for the Nine months ended September 30, 2004 and 2003

      The following table sets forth the amounts of revenues, expenses and the percentages of total revenues represented by certain items in our Interim Condensed Consolidated Income Statement and certain other information for the nine month periods ended September 30, 2004 and 2003 (all dollars in thousands):

	Nine Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Revenues
Service, rent and maintenance	$247,219	95.1%	$237,260	95.0%
Product sales	12,673	4.9%	12,528	5.0%

Total revenues	259,892	100.0%	249,788	100.0%
Operating Expenses
Cost of products sold	3,716	1.4%	3,143	1.3%
Service, rent and maintenance	82,223	31.6%	67,681	27.1%
Selling and marketing	25,806	9.9%	31,182	12.5%
General and administrative	76,117	29.3%	71,110	28.5%
Stock-based and other compensation	2,579	1.1%	1,046	0.4%
Reorganization	—	0.0%	6,247	2.5%
Depreciation	24,747	9.5%	29,114	11.6%

Total operating expenses	215,188	82.8%	209,523	83.9%

Income/(loss) from operations	44,704	17.2%	40,265	16.1%
Interest expense	(407)	-0.2%	(6,703)	-2.7%
Interest expense-dividends and accretions of Series A preferred	(4,479)	-1.7%	(6,413)	-2.5%
Interest and other income/(expense), net	(83)	0.0%	329	0.1%

Income before income tax provision	39,735	15.3%	27,478	11.0%
Income tax provision	(19,257)	-7.4%	(12,537)	-5.0%

Net income	20,478	7.9%	14,941	6.0%
Preferred dividends and accretion	—	0.0%	(6,092)	-2.4%

Income attributable to common stockholders	$20,478	7.9%	$8,849	3.5%

Consolidated Revenues

	Nine Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Consolidated Revenues
Service, rent and maintenance	$247,219	95.1%	$237,260	95.0%
Product sales	$12,673	4.9%	12,528	5.0%

Total revenues	$259,892	100.0%	$249,788	100.0%
Non-paging service, rent and maintenance	$7,775	3.0%	$4,805	1.9%
ARPU	$8.52		$7.86
Ending subscribers in service	2,813,892		3,013,426
Average units in service	3,122,744		3,285,511

      Service, rent and maintenance revenues increased approximately $9.9 million to $247.2 million for the nine months ended September 30, 2004 (“2004”), from $237.3 million for the nine months ended September 30, 2003 (“2003”), as the number of units in service decreased to approximately 2.8 million at September 30, 2004 from 3.0 million at September 30, 2003. Service, rent and maintenance revenues for 3Q04 include $46.8 million and $3.0 million related to the WebLink Acquired Assets and the revenues realized from GTES operations in 2004, respectively. Excluding these revenues, our service, rent and maintenance revenues decreased $39.9 million from the 2003 period. The increase in ARPU reflects 1) an increase in advanced messaging as a percentage of revenue, and 2) a favorable shift in the mix of our total subscriber base from units in the indirect distribution channels to units in the direct distribution channels.

      Product sales revenues increased approximately $0.2 million to $12.7 million for 2004 from $12.5 million for 2003. Product sales for 2004 included $1.5 million related to the WebLink Acquired Assets. Absent these revenues, our product sales would have decreased $1.3 million in the 2004 period from the 2003 period.

      The following is a review of revenues based on service types (traditional or advanced messaging). All dollars in thousands except per unit information:

	Nine Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Traditional Paging Revenues
Service, rent and maintenance	$192,189	73.9%	$196,450	78.7%
Product sales	11,218	4.4%	11,027	4.4%

Total revenues	$203,407	78.3%	$207,477	83.1%
Non-paging service, rent and maintenance	$7,775	3.8%	$4,805	2.3%
ARPU	$7.35		$6.89
Ending subscribers in service	2,501,336		2,832,022
Average units in service	2,787,929		3,091,917

      Our traditional service rent and maintenance revenues include revenues generated from providing airtime and other paging services to our subscriber base and non-paging revenues generated from selling PCS services of other carriers and revenues generated from the operations of GTES. Traditional paging service, rent and maintenance revenues decreased approximately $4.3 million to $192.2 million for 2004 from $196.5 million for 2003. In 2004, our revenues included $27.1 million related to the WebLink Acquired Assets that were acquired in November 2003 and $3.0 million related to revenues generated from GTES that was formed in February 2004. Neither of these operations was included in our consolidated operating results for 2003 and absent such acquisitions or investments, our traditional service revenues would have decreased $34.4 million compared to 2003.

      Our decrease in service, rent and maintenance revenues in 2004 was the result of a decrease in the number of subscribers receiving airtime services, which decreased approximately 0.3 million to 2.5 million subscribers. Of this net decrease, approximately 39% occurred in our direct distribution channels and 61% occurred in our indirect distribution channels. The decrease in revenues and units in service in our direct distribution channels was the result of a decrease in demand for traditional paging services, rate compression caused by the decrease in demand and competitive industry pricing, and technological alternatives. The decrease in our indirect distribution channels, primarily with resellers, was the result of the decrease in demand for traditional paging products and our focus on our direct channels of distribution. ARPU increased $0.46 to $7.35 from $6.89 in 2003. This increase reflects the favorable shift in mix of our subscriber base from units in our indirect distribution channels to units in our direct distribution channels.

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

      Product sales from traditional paging increased approximately $0.2 million to $11.2 million in 2004 from $11.0 million in 2003 and remained constant as a percentage of total revenues at 4.4% in both 2004 and 2003. In 2004, our product sales revenues included $1.5 million related to the operations of WebLink Acquired Assets, which were acquired in November 2003. The results from these operations were not included in our consolidated operating results in 2003 and absent such acquisition, our product sales revenues would have decreased $1.3 million compared to 2003.

	Nine Months Ended September 30,

		% of		% of
	2004	Revenues	2003	Revenues

Advanced Messaging Revenues
Service, rent and maintenance	$55,030	21.2%	$40,810	16.3%
Product sales	1,455	0.5%	1,501	0.6%

Total revenues	$56,485	21.7%	$42,311	16.9%

ARPU	$18.26		$23.42
Ending subscribers in service	312,556		181,404
Average units in service	334,815		193,595

      Our advanced messaging service rent and maintenance revenues include revenue generated from providing advanced (two-way messaging) airtime and other services to our subscriber base. Advanced messaging service, rent and maintenance revenues increased $14.2 million to $55.0 million for 2004 from $40.8 million for 2003. The number of units receiving our two-way services increased approximately 131,000 from 2003. In 2004, our revenues included $19.7 million related to the WebLink Acquired Assets that were acquired in November 2003. The result of this acquisition increased advanced messaging revenues from 16.3% to 21.2% of total revenues. These operations were not included in our consolidated operating results for 2003 and, absent such acquisition, our advanced messaging service revenues would have decreased $5.5 million compared to 2003. ARPU for 2004 decreased $5.16 to $18.26 from $23.42 in 2003. The decrease in ARPU for 2004 was the result of the shift in distribution mix in the subscribers receiving advanced messaging services. As a result of the acquisition of the WebLink Acquired Assets, the number of subscriber units receiving advanced messaging services increased in indirect distribution channels (mainly in the former WebLink carrier services distribution channel), which is characterized by lower ARPU than that in our direct distribution channel. Product sales revenue from advanced messaging operations remained flat at approximately $1.5 million in 2004 compared to 2003.

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

Operating Expenses

      Cost of products sold. Cost of products sold increased to $3.7 million in 2004 from $3.1 million in 2003. As a percentage of total revenues, cost of products sold increased to 1.4% in 2004 from 1.3% in 2003. The increase in cost of products sold was primarily the result of a higher device unit cost sold during 2004.

      Service, rent and maintenance expenses. Service, rent and maintenance expenses increased approximately $14.5 million to $82.2 million in 2004 from $67.7 million in 2003 and increased as a percentage of total revenues to 31.6% in 2004 from 27.1% in 2003. Service rent and maintenance expenses for 2004 included approximately $35.1 million related to the operations of the WebLink Acquired Assets and $0.6 million of expenses associated with GTES. Neither of these operations were included in our consolidated operating results in the 2003 period and absent such acquisitions or investment, service, rent and maintenance expenses would have decreased $21.2 million.

      The reported increase of $14.5 million was a result of increases in the following functional expenses; transmitter and other technical rent expenses of $22.1 million, salaries and other compensation of $3.6 million, telephone line costs and other equipment costs of $1.7 million and other service, rent and maintenance expenses of $3.0 million mainly the result of the WebLink Asset Acquisition, partially offset by decreases in dispatching expenses of $12.7 million and pager refurbishment costs and other equipment costs of $3.2 million. We expect service, rent and maintenance expenses will increase as a result of a full year’s impact of the WebLink Acquired Assets on our operating expenses, and decline on a quarterly basis throughout 2004 as the integration and rationalization of network infrastructure continues.

      Selling and Marketing. Selling and marketing expenses decreased approximately $5.4 million to $25.8 million in 2004 from $31.2 million in 2003 and decreased as a percentage of total revenues to 9.9% in 2004 from 12.5% in 2003. This decrease was primarily the result of the reductions in salaries and compensation related expenses of $5.2 million due to fewer sales positions in the 2004 period compared to 2003. Selling and marketing expenses for 2004 included approximately $2.0 million related to compensation expenses associated with sales positions acquired in the WebLink Acquired Assets and $0.1 million related to the operations of GTES. Excluding these costs, the decrease in these expenses was $7.5 million. We expect that selling and marketing expenses will continue to decrease in 2004 at a rate slower than that experienced in 2003.

      General and administrative expenses. General and administrative expenses increased approximately $5.0 million to $76.1 million in 2004 from $71.1 million in 2003 and increased as a percentage of total revenues to 29.3% in 2004 from 28.5% in 2003. The increase in general and administrative expenses was primarily the result of $7.2 million incurred for legal and advisory fees and other expenses incurred in connection with the proposed Arch merger. In addition, our general and administrative expenses included $8.4 million of expenses incurred in operating the WebLink Acquired Assets and $1.4 million related to the operations of GTES. Absent these items all other general and administrative expenses decreased by $12.0 million.

      The reported decrease in general and administrative expenses excluding WebLink, Arch merger, and GTES operations, consists primarily of $2.8 million in lower salaries, $1.8 million in reduced administrative telephone expenses and lower bad debt expense of $2.8 million. All other reductions in general and administrative expenses accounted for the remaining $4.6 million.

      Stock-based and other compensation expenses. Stock-based and other compensation consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options issued to certain members of management and the board of directors. Stock based and other compensation was $2.6 million in 2004, compared to $1.0 million in 2003. The increase in this expense was due to the recognition of $0.6 million of compensation expense associated with the options granted to certain members of management and our board of directors and higher severance cost of $1.0 million.

      Restructuring expense. Restructuring related expenses decreased $6.2 million in 2004 as no similar expenses were incurred. Such expenses in 2003 consisted of severance and other expenses incurred to implement the plan our Board of Directors approved in February 2003 (see Note 9 of Notes to Interim Condensed Consolidated Financial Statements).

      Depreciation and amortization expenses decreased $4.4 million to $24.7 million in 2004 from $29.1 million in 2003. Such expenses for 2004 consisted of depreciation for infrastructure and subscriber equipment of $24.2 million and the amortization of intangible assets of $0.5 million. The decrease in expenses in 2004 was primarily due to the reduction in intangible assets that occurred in 2004 as a result of the reduction in the deferred tax valuation allowance that was recorded in relation to fresh start accounting under the provision of SFAS109.

      Interest expenses decreased $6.3 million to $0.4 million in 2004 from $6.7 million in 2003. The decrease was primarily due to the decline in interest and accretion related to the senior subordinated PIK Notes that were repaid in 2003.

      Interest expenses — dividends and accretion of series A preferred decreased $1.9 million to $4.5 million in 2004 as from $6.4 million in 2003. This decrease was the result of lower dividends of $1.4 million and $0.5 million relating to the accretion and the amortization of the discount on the series A preferred pursuant to the provisions of SFAS 150. For 2003 and prior to the adoption of SFAS 150, we had recognized dividend and accretion of the series A preferred as a reduction from net income in the computation of income available to common stockholders.

      Income tax provision. Income tax provision increased $6.8 million to $19.3 million in 2004 from $12.5 million in 2003. The tax provision for 2004 was based on our estimated annual effective tax rate for fiscal year 2004. For purposes of determining our income tax provision and the estimated annual effective tax rate, interest expense related to accretion and dividends on series A preferred stock and certain expenses related to the Arch merger, which are not deductible for tax purposes, were excluded from our taxable income computation, which had the impact of increasing our effective income tax rate.

Financial Condition and Liquidity

      Our liquidity position at September 30, 2004 consisted of cash and cash equivalents of approximately $39.4 million. Our principal sources of cash are net cash provided by operating activities and cash and cash equivalents. We anticipate net cash provided by operating activities together with our cash and cash equivalents at September 30, 2004 will be adequate to meet our anticipated cash requirements (without giving effect to our contemplated merger with Arch), including capital expenditures and payments for income taxes through at least the next twelve months. In the long-term, we expect to fund our cash needs using net cash provided by operating activities.

      We are dependent on cash flows from operating activities to meet our cash requirements. Our cash from operations may vary depending on the amount of revenues we generate, expenses we incur and changes in working capital items such as the timing of collections of accounts receivables and payments of operating expenses and capital expenditures. To the extent that our revenues continue to decrease, net cash provided by operating activities may be adversely affected to the extent sufficient reductions in operating expenses cannot be undertaken. In the event that our cash provided by operating activities together with cash and cash equivalents are not sufficient to meet such future requirements, we may be required to forgo planned capital expenditures, sell assets or seek additional financing.

 Cash Flow

	Nine Months Ended
	September 30,

	2004	2003

	($’s in thousands)
Net cash provided by operating activities	$62,584	$74,501
Net cash used in investing activities	$(11,307)	$(5,914)
Net cash used in financing activities	$(47,445)	$(102,401)

      Net cash provided by operating activities is our primary source of liquidity. Net cash provided by operating activities decreased $11.9 million from $74.5 million in 2003 to $62.6 million in 2004. The acquisition of the WebLink Acquired Assets in November 2003 and the resulting synergies from integrating those assets into our operations favorably impacted net cash provided by operating activities. That favorable impact was offset by cash used for Arch merger expenses of $7.2 million and for additional incremental income tax payments of $4.2 million in 2004. All other cash changes accounted for $0.5 million of the $11.9 million decrease in net cash provided by operating activities.

      Net cash used in investing activities increased approximately $5.4 million in 2004 to $11.3 million from $5.9 million for 2003. The increase in net cash used for investing activities was primarily the result of higher capital expenditures in 2004, which included expenditures of approximately $8.8 million for pager devices and $2.5 million for paging infrastructure and computer related equipment.

      Total capital expenditures for the year ending December 31, 2004 (without giving effect to our merger with Arch) are expected to be approximately $15.0 million to $16.0 million including estimated expenditures of up to $1.1 million required to integrate the satellite transmission and billing platforms acquired from WebLink, which we expect to incur in the three months ending December 31, 2004. The amount of actual capital required will depend on a number of factors including subscriber additions and device replacement requirements of current subscribers; competitive conditions and technological developments.

      Net cash used in financing activities decreased approximately $55.0 million to $47.4 million in 2004 from $102.4 million for 2003. Net cash used in financing activities in 2003 included $50.0 million aggregate principal repayments of senior secured notes issued in connection with our plan of reorganization. Net cash used in financing activities in 2004 included the redemption of $46.7 million aggregate liquidation preference of series A preferred stock also issued in connection with the plan of reorganization.

      We expect net cash used for financing activities will be minimal for future quarters. Excess cash will be accumulated in anticipation of the proposed merger with Arch. As described earlier, Metrocall stockholders in the aggregate will receive $150 million for 2 million shares of their common stock under their cash election option. It is currently anticipated that the cash election and any closing costs will be funded by Metrocall’s and Arch’s cumulative available cash on hand and the issuance by the new holding company of up to $140 million of long-term debt. On October 11, 2004, we entered into a commitment letter with UBS Loan Finance, LLC, and UBS Securities, LLC, that provides for a senior secured term loan facility of up to $140 million for Metrocall, Inc., and Arch Wireless Operating Company, Inc.

 Debt, Preferred Stock and Other Obligations

	September 30,	December 31,
	2004	2003

Series A preferred(a)	—	$46,700
Other debt, including capital lease	$83	$856
Other long-term liabilities	$3,943	$3,492

(a)	Obligation reflected at liquidation value

      Series A Preferred — In connection with the plan of reorganization, we issued 5,993,290 shares of series A preferred. During the nine months ended September 30, 2004, we paid cash dividends on the series A preferred of approximately $1.1 million, which was reflected in “interest expense — dividends and accretion on series A preferred” on the accompanying income statements. During the nine months ended September 30, 2004, we redeemed 4,196,187 shares of series A preferred with an aggregate liquidation preference of approximately $46.7 million. At September 30, 2004 there were no shares of series A preferred issued or outstanding.

      Income taxes — During the nine months ended September 30, 2004, we made cash payments of income taxes of approximately $4.9 million. For the full-year 2004, based upon our anticipated business results, the expected benefit of additional compensation expense from the anticipated exercise of stock options and the characteristics of our deferred tax assets, we expect to generate net taxable income that would require us to pay income taxes in a range of $8.0 million to $10.0 million. To the extent that our taxable income or other assumptions vary from our expectations, our estimated cash requirements for income taxes may increase or decrease.

Critical Accounting Policies

      We prepare our financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Metrocall’s management evaluates these estimates and assumptions on an on-going basis. Actual results could differ from those estimates.

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

      In January 2004, we experienced a change in ownership as defined in sections 382 and 383 of the Internal Revenue Code. Net operating loss and other tax credit carry-forwards totaling $7.0 million and the related $7.0 million valuation allowance were reduced to zero as a result of this change of control. This reduction had no impact on the net deferred tax asset or net income. No other adjustments were made to the valuation allowance during the nine months ended September 30, 2004.

     Stock-Based Compensation

      In 2003, we implemented a stock option plan to assist in employee retention, and to better align employee interests with those of our shareholders. We issued options to purchase up to 410,000 shares of our common stock to certain key employees and members of the Board of Directors. We accounted for our option grants pursuant to SFAS 123, Accounting for Stock Compensation, which established a fair-value based method of accounting for stock compensation plans. We recognize the fair value of the option grant as compensation expense over the vesting period of the grant. We estimate the compensation expense for the 2003 grants will approximate $2.2 million over the total vesting period of which $0.1 million and $1.2 million has been included in our stock based and other compensation expense for the three and nine-month periods ended September 30, 2004, respectively.

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

      We face intense competition for subscribers not only from other providers of one-way and two-way messaging services such as Arch, Skytel, Inc. and Verizon Wireless Messaging LLC, but also large mobile telephone carriers such as Cingular Wireless, Nextel, Sprint PCS, T-Mobile and Verizon Wireless and others who have or are developing messaging services that perform comparable functions to our two-way narrowband PCS services. For example, cellular carriers and traditional telephone companies have developed and commenced the installation of micro-cells and wireless networks in hospitals, historically one of our largest customer bases, resulting in a decrease in the number of subscribers in that market segment. In addition, providers of e-mail and similar services available over PDAs such as Motient Corporation have also developed two-way messaging devices in competition with our messaging services. Increased competition from these providers might result in loss of existing or future subscribers, loss of revenues and increased expenses to stay competitive.

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

      The FCC has broad authority to propose and enforce regulations that could adversely affect our business. For example, periodic FCC auctions of new wireless licenses, or future FCC regulations which may make new spectrum available for wireless services, may increase competition by allowing more providers to enter the wireless market at relatively modest costs. In January 2004, the FCC also established new spectrum lease rules, which will provide companies greater flexibility to lease airtime from FCC license holders and increase the level of competition to which we are subject. Other initiatives currently being considered, such as rules for “smart” radio receivers or new means of calculating acceptable levels of interference, if adopted, could increase unlicensed wireless operations and competition in the market.

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

      As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely accumulating and communicating to management information required to be disclosed in the reports that we file with the SEC. In the third quarter of 2004 there have been no changes in our internal controls or in other factors that could materially affect those controls.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

      We are subject to certain legal and regulatory matters in the normal course of business. In the opinion of management, the outcome of such assertions will not have a material adverse effect on the financial position or the results of the operations.

      In addition, a purported shareholder class action complaint was filed on June 29, 2004, in the Court of the Chancery of the State of Delaware, New Castle County (the “Court”), by a Metrocall shareholder naming Metrocall and members of its board of directors, together with Arch and USA Mobility, as defendants, and seeking compensatory relief in addition to seeking to enjoin Metrocall’s proposed merger with Arch. The complaint alleges that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger. In addition, the complaint asserts that Arch and USA Mobility aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties.

      On July 28, 2004, a purported shareholder class action complaint similar to the suit by a Metrocall stockholder filed on June 29, 2004, was filed by another Metrocall stockholder, also in the Court, naming Metrocall and members of its board of directors, together with Arch and USA Mobility, as defendants, and seeking compensatory relief in addition to seeking to enjoin Metrocall’s proposed merger with Arch.

      On October 12, 2004, Metrocall Holdings, Inc. was notified that the purported shareholder class action complaint filed on June 29, 2004, by a Metrocall shareholder, challenging the previously announced proposed merger of Metrocall and Arch Wireless, Inc. was amended to add a claim that the Metrocall Board of Directors breached its fiduciary duty of disclosure. Concurrently, the plaintiff filed a motion seeking to preliminarily enjoin consummation of the merger.

      On October 21, 2004, the parties to the two lawsuits entered into a memorandum of understanding setting forth the parties’ agreement in principle to settle the lawsuits. The parties to the lawsuits have agreed to use good faith efforts to agree upon and execute as soon as practicable a stipulation of settlement of all the claims asserted in the two purported class action complaints. The settlement is subject to the approval of the Court and would result in the dismissal of the lawsuits with prejudice. If the merger is not completed or if the Court does not approve the settlement, the settlement will be null and void. Under the terms of the proposed settlement, Metrocall and Arch agreed to make additional disclosures that were set forth in a supplement to the joint proxy statement/ prospectus dated October 6, 2004, and to use their commercially reasonable best efforts to issue on or before noon on November 5, 2004 separate press releases, which would be filed as an exhibit to their respective current reports on Form 8-K, announcing their respective operating results for the fiscal quarter ended September 30, 2004, or to file on or before that time their respective Quarterly Reports on Form 10-Q for the quarter ended September 30, 2004, reporting their respective operating results for that quarter. If the parties to the lawsuits obtain final approval of the settlement from the Court and dismissal of the actions by the Court, with prejudice, in accordance with the contemplated stipulation of settlement, plaintiffs’ counsel of record in the actions will apply to the Court for an award of attorneys’ fees and expenses not to exceed $275,000, and defendants will not oppose such application. The memorandum of understanding also provides for the plaintiffs to conduct confirmatory discovery. The cost of providing notice of the settlement to stockholders and any attorneys’ fees and expenses awarded by the Court will be paid solely by the Metrocall and Arch.

      Although Metrocall, Arch, USA Mobility and Metrocall’s board of directors believe the claims asserted in the two purported class action complaints are without merit, they have entered into the proposed settlement to minimize the expense, inconvenience and distraction of litigation. The proposed settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant.

Item 2.	CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5.	OTHER INFORMATION

      None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number	Exhibit Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive officer and President †
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer †
32.1	Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). †

(†) Filed herewith.

(b)	Reports Required by Item 601 of Regulation S-K.

(c)	Reports on Form 8-K

      Form 8-K dated and filed on July 1, 2004, reporting a press release announcing that Metrocall and the members of its board of directors have been named, together with Arch Wireless, Inc. and Wizards-Patriots Holdings, Inc., as defendants in a purported shareholder class action complaint filed by a Metrocall shareholder, challenging Metrocall’s proposed merger with Arch.

      Form 8-K/ A dated and filed on July 23, 2004, amending the current report on Form 8-K dated and filed by Metrocall on May 14, 2004. The sole purpose of this Amendment No. 1 to Form 8-K was to amend and replace the pro forma financial information previously provided in Exhibit 99.3 of the Form 8-K in their entirety.

      Form 8-K dated and filed on August 6, 2004, reporting a press release announcing Metrocall’s operating results for the three and six months ended June 30, 2004.

      Form 8-K/ A dated and filed on August 20, 2004, amending the current report on Form 8-K filed August 6, 2004, reporting a press release announcing corrections to Metrocall’s August 6, 2004 press release which contained the operating results for the three and six months ended June 30, 2004.

      Form 8-K/ A dated and filed on September 10, 2004, is amendment No. 2 to the current report on Form 8-K filed on May 14, 2004, as amended by Amendment No. 1 to the Form 8-K filed on July 23, 2004. The sole purpose of this amendment is to amend and replace the unaudited interim financial statements and the pro forma financial information previously provided in Exhibits 99.2 and 99.3, respectively, of such current report on Form 8-K, as amended, in their entirety.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2004	METROCALL HOLDINGS, INC.

By: /s/ GEORGE Z. MORATIS George Z. Moratis Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President†
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer†
32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002).†

(†) Filed herewith.